Form 10-K
period 2011-12-31
ChemoCentryx, Inc.
filed 2012-03-30
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-35420

ChemoCentryx, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3254365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
850 Maude Avenue Mountain View, California	94043
(Address of Principal Executive Offices)	(Zip Code)

(650) 210-2900

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of March 15, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $153.3 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market of $10.27 per share. The registrant has elected to use March 15, 2012 as the calculation date, as on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) the registrant was a privately-held concern.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 15, 2012 was 36,163,086.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2011.

CHEMOCENTRYX, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2011

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;

•	our ability to advance drug candidates into, and successfully complete, clinical trials;

•	our collaborator’s exercise of its license option;

•	the commercialization of our drug candidates;

•	the implementation of our business model, strategic plans for our business, drug candidates and technology;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to maintain and establish collaborations or obtain additional government grant funding;

•	our financial performance; and

•	developments relating to our competitors and our industry.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Any forward-looking statement in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates, the incidence of certain medical conditions, statements that certain drugs, classes of drugs or dosages are the most widely prescribed in the United States or other markets, the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. In particular, unless otherwise specified, all prescription, prescriber and patient data in this Annual Report on Form 10-K is from Datamonitor or Global Data. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

ChemoCentryx®, the ChemoCentryx logo, Traficet™ and Traficet-EN™ are our trademarks in the United States, the European Community, Australia and Japan. EnabaLink® and RAM® are our trademarks in the United States. Each of the other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K belongs to its respective holder.

Unless the context requires otherwise, in this Annual Report on Form 10-K the terms “ChemoCentryx,” “we,” “us” and “our” refer to ChemoCentryx, Inc., a Delaware corporation, and our subsidiary taken as a whole unless otherwise noted.

Item 1. Business

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. Our approach has been to target the chemokine system, a network of molecules including chemokine ligands and their associated receptors, as well as related chemo-attractant receptors, all of which are known to drive inflammation. Chemokine ligands concentrate at the site of an inflammatory event, serving as signals that attract and guide inflammatory cells to the tissue, where, based on the chemokine ligand and receptor combination, a specific inflammatory response is initiated. In certain diseases, discrete chemokine receptors that play a specific role in the pathology of interest have been identified, and the therapeutic goal is to specifically inhibit that receptor to provide clinical benefit. Accordingly, each of our drug candidates is a small molecule designed to target a specific chemokine or chemo-attractant receptor, thereby blocking the inflammatory response driven by that particular chemokine while leaving the rest of the immune system unaffected. Using our pioneering insights and proprietary technologies designed to better understand the chemokine system, we believe that we have established the broadest pipeline of novel drugs targeting chemokine receptors. Our compounds are designed to be highly potent, selective to minimize the risk of off-target effects and generally orally-available for improved patient compliance. As small molecules, they are also easier and less costly to manufacture than protein therapeutics, or biologics.

We currently have four drug candidates in clinical development, and expect to advance at least two additional drug candidates into clinical development in the 2012-2013 timeframe. Three of these drug candidates are wholly owned and are being developed independently by us while three are subject to our collaboration agreement with Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline. Under this agreement, GSK has exercised its options to obtain exclusive licenses to further develop and commercialize Traficet-EN and CCX354 and each of their two respective defined back-up compounds and will have a similar option right to CCX168 if we establish clinical proof-of-concept.

All of our drug candidates have been internally discovered and include:

•

Traficet-EN (CCX282, GSK’786 or recent USAN accepted name — vercirnon) — Our most advanced drug candidate, currently in four pivotal Phase III clinical trials being conducted by our partner GSK for the treatment of patients with moderate-to-severe Crohn’s disease;

•

CCX140 — Our lead independent drug candidate successfully completed a Phase II clinical trial in type 2 diabetics and is currently in two Phase II clinical trials in patients with diabetic nephropathy, a form of kidney disease;

•

CCX354 — Successfully completed a Phase II proof-of-concept clinical trial for the treatment of rheumatoid arthritis, or RA, and GSK exercised its option to obtain an exclusive license for the further development and commercialization of this drug candidate and its two identified back-up compounds in November 2011;

•	CCX168 — Currently in a Phase II proof-of-concept clinical trial for the treatment of anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis, and is subject to GSK’s option;

•	CCX872 — Our independent next generation CCR2 drug candidate for the treatment of metabolic diseases;

•

CCX507 — Our independent drug candidate for the treatment of inflammatory bowel disease, or IBD, resulted from our de novo CCR9 program. CCX872 and/or CCX507 are expected to enter a Phase I clinical trial in the second half of 2012; and

•	CCX662 — Our independent drug candidate for the treatment of glioblastoma multiforme, or GBM, and other cancers, is expected to enter a Phase I clinical trial in the first half of 2013.

We are also advancing several additional independent drug candidates through preclinical development, the most advanced of which target chemokine receptors involved in atopic dermatitis, liver inflammation, psoriasis, RA and cancer.

Traficet-EN, our most advanced drug candidate, is intended to control the inflammatory response underlying IBD by targeting the chemokine receptor known as CCR9. In adults, CCR9 is found primarily on a population of T cells, a subset of the body’s inflammatory cells, which migrate selectively to the digestive tract. It is believed that when CCR9’s ligand, CCL25 (also known as TECK), is over-expressed, the migration of T cells to the small and large intestine causes persistent inflammation that may result in Crohn’s disease or ulcerative colitis, the two forms of IBD. We have completed nine clinical trials with Traficet-EN in a total of 785 subjects, including five Phase I clinical trials (three in the United States and two in the United Kingdom), one Thorough QT study in the United States (an assessment of cardiovascular safety which is required for regulatory approval), and three Phase II clinical trials (one in the Netherlands, the United Kingdom, and the United States, one in Finland and one (PROTECT-1) in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, the Czech Republic, Denmark, France, Germany, Hungary, Israel, the Netherlands, Poland, South Africa, Sweden and the United Kingdom). We completed our PROTECT-1 Phase II clinical trial in 436 patients with moderate-to-severe Crohn’s disease in 2009. Results from this clinical trial indicated that Traficet-EN was effective in inducing a clinical response over a 12-week treatment period. The results also indicated that Traficet-EN was effective in maintaining clinical remission over a 36-week treatment period. Traficet-EN was safe and well tolerated in all clinical trials completed to date. In December 2009, GSK exercised its option to obtain an exclusive license to further develop and commercialize Traficet-EN. To date, GSK has initiated four pivotal Phase III clinical trials with Traficet-EN in Crohn’s disease. These studies are currently being conducted in Australia, Belgium, Canada, the Czech Republic, Denmark, France, Germany, Japan, Poland, the Netherlands, Norway, Sweden, the United Kingdom and the United States. If approved, Traficet-EN would be the first oral agent with a novel mechanism of action introduced for the treatment of Crohn’s disease since the introduction of corticosteroids and oral immunosuppressants.

CCX140, our lead independent drug candidate, targets the chemokine receptor known as CCR2. CCX140 is a potent and selective antagonist of CCR2 that is found on subsets of monocytes and macrophages, which are cells of the immune system believed to play an important role in inflammatory processes. Blocking CCR2 is intended to reduce the abnormal monocyte and macrophage driven inflammatory response implicated in renal disease. In addition, it has been shown that levels of CCL2, the main ligand for CCR2, are elevated in the kidneys of patients with diabetic nephropathy, which is characterized by a persistent and usually progressive decline in renal function. New science has shown that renal cells themselves may express CCR2 under pathological conditions and that this may be responsible for some of the effects of diabetic nephropathy. Current treatments of patients with diabetic nephropathy primarily focus on treatment of the underlying type 2 diabetes and hypertension. Given that the current standard of care does not halt or reverse the progression of diabetic patients with impaired kidney function to end-stage renal disease, we believe that an unmet medical need persists for the treatment of diabetic nephropathy. As a precursor to our clinical trials in patients with diabetic nephropathy, in January 2011, we completed a 159-patient randomized Phase II clinical trial, conducted in Australia, the Czech Republic, Germany, Hungary and New Zealand, to assess the safety and tolerability of CCX140 in patients with type 2 diabetes, the most common cause of diabetic nephropathy. CCX140 was safe and well tolerated in this trial. In addition, CCX140 demonstrated biological activity through a dose-dependent decrease in fasting plasma glucose. The highest dose of 10mg CCX140 administered once-daily also lowered hemoglobin A1c, or HbA1c, with statistical significance compared to placebo over a four-week period. CCX140 is currently in two Phase II clinical trials in patients with diabetic nephropathy and we expect to complete these clinical trials by the end of 2012, provided that we do not increase the sample size of, or add additional dose groups to, the larger of these clinical trials. One trial is being conducted in Belgium, the Czech Republic, Germany, Hungary, Poland and the United Kingdom, and the other is being conducted in the Netherlands.

CCX872 is our independent next generation CCR2 antagonist for the treatment of metabolic diseases. In addition to diabetic nephropathy, CCR2-mediated effects are thought to drive the pathology of various metabolic diseases, such as atherosclerosis and cardiovascular disease. These effects may be mediated by a combination of direct activation of CCR2 in the cells of the target tissue and by inducing recruitment of circulating inflammatory cells into the tissue. Inhibition of CCR2 in various animal models has been shown to be beneficial in models of vascular endothelial injury, atherosclerosis, and hepatosteatosis (fatty liver), among others.

CCX354 targets the chemokine receptor known as CCR1. Synovial fluid from the joints of RA patients contains high levels of activated CCR1 chemokine ligands. Blocking CCR1 is intended to reduce inflammation and prevent subsequent joint destruction by suppressing the infiltration of inflammatory cells into the arthritic joint. We successfully completed two Phase I clinical trials in a total of 84 healthy subjects, conducted in Switzerland followed by a Phase I/II clinical trial in 24 patients with stable RA, conducted in Belgium and Romania, and a Phase II proof-of-concept clinical trial in 160 patients with moderate-to-severe RA, conducted in Belgium, the Czech Republic, Germany, Hungary, Poland, Romania and the Ukraine. Results from the Phase II proof-of-concept clinical trial demonstrated that CCX354 was safe and well tolerated by patients with RA in this trial, and demonstrated clinical and biological activity at a dose of 200mg of CCX354 once-daily. This successful clinical trial triggered GSK’s option rights under our collaboration agreement. GSK exercised its option to further develop and commercialize CCX354 in November 2011 and has an exclusive right to initiate a Phase IIb clinical trial for CCX354 in RA.

CCX168 targets the chemo-attractant C5a receptor, or C5aR, which binds to a biologically activated fragment of the complement protein known as C5. Chemo-attractant receptors are related to the chemokine receptor family and similarly regulate the migration of certain types of inflammatory cells. C5aR is thought to play a role in a range of inflammatory and autoimmune diseases such as ANCA-associated vasculitis, or AAV, lupus and RA. We completed a Phase I clinical trial for CCX168, conducted in Switzerland, which showed that CCX168 was well tolerated at doses up to 100mg. We initiated a Phase II proof-of-concept clinical trial in AAV in the fourth quarter of 2011 and expect to complete enrollment of this clinical trial by the end of 2012. This clinical trial is being conducted in Belgium, Czech Republic, Germany, Hungary, the Netherlands, Poland, Sweden and the United Kingdom. If this clinical trial is successfully completed, GSK may exercise its option to further develop and commercialize CCX168.

CCX507 builds on our expertise in the area of CCR9 antagonists and IBD. Following the expiration of our target exclusivity obligations with respect to CCR9 under our collaboration agreement with GSK, we started a de novo discovery program under which we have designed a series of novel molecules that we believe represent the next generation of CCR9 inhibitors. CCX507 is the lead compound from this program and is selective for CCR9 relative to all other chemokine receptors, orally bioavailable, and has an excellent preclinical safety profile. Molecules such as CCX507 have been designed to interact with the CCR9 receptor in a unique way that produces molecules with greater potency towards CCR9 than other compounds reported to date. CCX507 and several related molecules from this program are currently in preclinical development.

CCX662, our independent drug candidate for the treatment of GBM and other cancers, is a highly potent and selective small molecule compound which targets CXCR7, a novel chemokine receptor that we believe plays a key role in the survival of certain tumor cells. Of particular interest is the role that CXCR7 appears to play in the development of GBM, the deadliest of all brain cancers. In animal studies, CCX662 demonstrated safety and efficacy against GBM when administered concurrently with tumor irradiation. We are in preclinical development with this drug candidate and anticipate initiation of Phase I clinical trials in patients with GBM in the first half of 2013.

With the exception of PROTECT-1, our Crohn’s disease trial for Traficet-EN, we have conducted the majority of our Phase I and Phase II clinical trials in Europe. At this time no decision has been made regarding where future Phase I and Phase II clinical trials will be conducted. Our planned future Phase III clinical trials for CCX140 will be conducted in the United States, Europe and possibly other countries outside of the United States and Europe which have not yet been determined.

For any drug candidate for which GSK exercises its option under the collaboration agreement, GSK would be solely responsible for all further clinical development and commercialization expenditures worldwide with respect to that drug candidate and its two designated back-up compounds. Upon the exercise of any of these options, we would receive an option exercise fee and would become eligible to receive regulatory and commercial milestone payments, as earned under the terms of our agreement, and royalties on the net sales of licensed drugs. GSK has already exercised its option to Traficet-EN and CCX354. If GSK does not exercise its option to CCX168, we will evaluate our alternatives for further development of this drug candidate, which may entail internally developing it or identifying other collaboration partners for its development.

We have developed a suite of proprietary technologies, which we call the EnabaLink drug discovery engine, to better understand the chemokine system and to accelerate the identification of small molecule lead compounds that target and inhibit the function of specific chemokine receptors. We believe this platform provides us with an advantage in the rapid identification of highly specific drug candidates. An important element of this platform is our thorough map of the chemokine network, which allows us to better understand how a given chemokine-chemokine receptor interaction impacts the migration of cells in a given disease. With this understanding, we can apply our advanced screening methodologies, including a purpose-built high-throughput robotic screening technology, known as the Reverse Activation of Migration, or RAM, Assay, to identify small molecule antagonists for the chemokine receptor most closely associated with a specific disease. The RAM Assay is designed to markedly reduce or eliminate non-specific inhibitors and toxic inhibitors of cell migration, resulting in highly specific lead candidates. This technology allows us to screen against targets that are not accessible with traditional technologies, providing us with what we believe to be a competitive advantage in drug discovery. We have used our EnabaLink drug discovery engine in our drug candidate programs and continue to apply these powerful research tools in our early stage drug discovery efforts.

Focusing on the Chemokine System

Understanding Inflammation

The human immune system serves to protect the body against infections and injuries. It recognizes these threats and quickly mounts a defensive response. Inflammation is a key component of the immune response and serves as one line of defense to infection, irritation or injury as immune system cells attempt to suppress and control an infectious agent, such as bacteria, or to break down and carry away damaged tissue, as in the case of injury. Specialized white blood cells known as antigen presenting cells such as macrophages and lymphocytes are mobilized to the affected tissue and work in concert to recognize, neutralize and eliminate the perceived threat. Macrophages and other antigen presenting cells pick up and ingest foreign materials and present the threatening antigens to lymphocytes, also known as T cells and B cells. T cells in turn destroy infected cells or coordinate other inflammatory cells, such as B cells, which produce antibodies, or proteins with the ability to neutralize antigens, to bind with the antigen leading to the destruction of the foreign agent. Macrophages then dispose of dead cells and debris.

Acute inflammation is characterized by the rapid onset of pain, heat, redness, swelling and loss of function. When inflammation is long-term, or chronic, and is directed at the body’s own tissues, this can result in various forms of autoimmune disease. Different autoimmune diseases tend to affect different tissues or organs. For example, in Crohn’s disease certain inflammatory cells attack tissues predominantly in the digestive tract, while in RA a different set of inflammatory cells is involved in attacking the tissues that make up the joints between bones. While the cause of autoimmune diseases is not known, we and others have demonstrated that the self-perpetuating, tissue-damaging inflammation associated with these conditions is in part characterized by dysregulation of the chemokine system.

IBD, RA, AAV, lupus and skin inflammatory diseases such as psoriasis and atopic dermatitis are all examples of chronic conditions in which an inappropriate inflammatory response underlies disease. In recent years, conditions that were not previously considered to be the result of inflammation, such as type 2 diabetes, chronic kidney disease and cancer, have joined the long list of human diseases thought to be the result, at least in part, of uncontrolled and chronic inflammation. Many autoimmune diseases are highly debilitating, creating a significant social and financial burden.

Role of Chemokines in Disease

Inflammation involves a complex series of cellular events that rely on chemical messengers known as chemokines, or chemo-attractant cytokines, which send out signals to attract inflammatory cells, or leukocytes, to the site of disease or injury. Chemokines bind to chemokine receptors found on the surface of leukocytes, and the specific combination of various chemokines and chemokine receptors serve to precisely coordinate the inflammatory response.

The chemokine system, including chemokines and chemo-attractants, directs inflammatory responses, serving to precisely coordinate immune system cell movement. The human chemokine network is made up of more than 50 known chemokine ligands and approximately 25 identified chemokine receptors. Some chemokines are known to bind to more than one chemokine receptor. Certain receptors can bind to multiple chemokines, while other chemokine receptors only bind to a single ligand. Different chemokines are made in different tissues at different times and different chemokine receptors are expressed on the surface of different types of inflammatory cells. Those cells can only respond to a chemokine in a given organ or tissue if the cell possesses a receptor that specifically recognizes the chemokine that is present in the local environment. In this way, each chemokine-chemokine receptor combination may direct a different inflammatory response and this response can be tailored by the body based on the type of injury, irritation or other threat.

Inappropriate activity of the chemokine network is thought to be at the core of numerous autoimmune and inflammatory conditions. For example, in Crohn’s disease dysregulation of either the chemokine CCL25 or the chemokine receptor to which it binds, CCR9, is thought to selectively attract inflammatory T cells to and subsequently attack tissues in the digestive tract. As drivers of the inflammatory response, chemokines and their receptors present opportunities for the development of new therapies. By selectively blocking a given chemokine-chemokine receptor combination, and largely leaving other chemokine-chemokine receptor interactions unaffected, we believe even aggressive forms of chronic inflammation and autoimmune diseases can potentially be brought under control in a safe, effective manner.

Chemokines are also involved in the causes of diseases that were not historically classified as inflammatory. For example, CCR2 is responsible for the recruitment of monocytes from blood into the adipose tissue and liver of obese, insulin-resistant individuals. The monocytes mature into inflammatory macrophages within these tissues and interfere with the biochemical signals involved in the regulation of glucose levels, often resulting in type 2 diabetes.

Research also indicates that chemokines may contribute to inflammatory damage by direct activation of non-inflammatory cells that are part of the affected tissue. For example, evidence indicates that certain cells within diabetic kidneys begin to express CCR2 on their surface and become impaired due to the resulting increased levels of the chemokine CCL2 found in such kidneys.

In addition to its central role in autoimmune and inflammatory conditions, the chemokine system plays an important role in other diseases, such as cancer. It is known that tumors induce the expression of chemokines that are involved in promoting the growth of blood vessels that feed tumors, providing a link to the chemokine system’s role in the establishment and spread of cancer. In addition, certain chemokine ligands and their corresponding receptors have been implicated in the survival, growth and metastasis of human cancer. The chemokine system is likely a more recent evolutionary branch of other chemo-attractant systems in the body such as the complement system. The complement system includes the protein C5a, which under certain conditions has pro-inflammatory effects.

Our Drug Candidates and Preclinical Programs

Traficet-EN for Inflammatory Bowel Disease

Understanding Crohn’s Disease

IBD refers to two diseases, Crohn’s disease and ulcerative colitis, both characterized by inflammation of the gastrointestinal tract. Both Crohn’s disease and ulcerative colitis are chronic and recurring autoimmune conditions. Researchers believe that these conditions occur when the body’s inflammatory cells become over-reactive to microbes in the gastrointestinal tract, such as bacteria normally found in the intestines for digestion, and mount a destructive inflammatory response.

According to the Crohn’s and Colitis Foundation of America, or CCFA, in 2011 Crohn’s disease was estimated to affect as many as 700,000 Americans. According to National Digestive Diseases Information Clearinghouse, men and women are affected equally by the disease. While patients may be of any age, Crohn’s disease is primarily a disease that commences in adolescents and young adults, with onset between the ages of 15 and 35.

Crohn’s disease is chronic; patients suffer periods of flare-ups or periods characterized by intense symptoms, interspersed with periods of remission where symptoms decrease or disappear. Symptoms may range from mild to severe and can include persistent diarrhea, abdominal pain, fever, and rectal bleeding, as well as loss of appetite and subsequent weight loss. Crohn’s disease patients will experience ulcerations that penetrate deeply into the mucosal tissues that line the walls of the bowel. Crohn’s disease may involve the entire length of the gastrointestinal tract from the mouth to the anus, but the most typical areas of involvement are in the small intestine and colon. Complications of Crohn’s disease include obstruction or blockage of the intestine due to scar tissue build-up and nutritional deficiencies. Ulcerative lesions associated with the disease can, on occasion, completely penetrate the bowel wall, leading to painful fistula formation, or an abnormal break or opening in the bowel wall, which can cause infectious complications that require surgical intervention.

Patients with Crohn’s disease are typically referred to and treated by gastroenterologists. Prior to referral and accurate diagnosis, the condition may go undiagnosed or misdiagnosed as a variety of gastrointestinal ailments. Crohn’s disease often mimics other conditions and symptoms may vary widely, presenting challenges for an accurate diagnosis. Crohn’s disease is diagnosed through a colonoscopy, mucosal biopsy and small bowel

x-ray to rule out other conditions such as ulcerative colitis and to ascertain which parts of the digestive tract are involved and establish a baseline for monitoring treatment and management. The primary goals for drug therapy are to induce and maintain significant clinical improvement or remission, resulting in improvement of active symptoms.

We believe that Crohn’s disease represents a significant underserved clinical problem with high medical and economic costs and a large impact on quality of life. The disease is strongly linked to work disability and unemployment, as 48% of Crohn’s disease patients were employed full-time at the time of diagnosis of their disease, and 39% of patients were unemployed, according to a 2005 publication in the Journal of Clinical Gastroenterology. Healthcare costs are significant, as patients typically require drug therapy over many years to control symptoms and maintain remissions, and a number of patients require multiple hospitalizations and, in some cases, surgeries over the course of their illness. In addition, currently available treatments for Crohn’s disease are often associated with adverse reactions that may require frequent monitoring and impact patient compliance.

There is no known cure for Crohn’s disease. Current treatments for Crohn’s disease are directed toward bringing a patient’s active disease, or acute flare-ups, under control or into remission. The initial induction therapy is often followed by chronic maintenance therapy to preserve the remission or to keep disease manifestations at a minimal level. If the disease continues to progress, patients continue on a given therapeutic regimen from the time of diagnosis forward, adding additional therapies as flare-ups recur or persist. Over their lifetimes, Crohn’s disease patients will typically use a broad array of drugs, often in combination, to seek improvement of their symptoms. Many patients also often require one or more surgical procedures over the course of their lifetimes to treat the disease.

Traficet-EN — A Novel CCR9 Inhibitor

Traficet-EN is being developed as a first-in-class oral anti-inflammatory agent for the treatment of IBD, including Crohn’s disease and ulcerative colitis. Traficet-EN is orally administered, which we believe would be an important improvement in patient convenience and potentially patient compliance as compared to existing intravenous and subcutaneous treatments with biologics. We believe that the combination of Traficet-EN’s specificity and the convenience of oral administration may make this a treatment of choice for IBD patients. In addition, as a synthetic small molecule, the drug may have significant cost-of-goods advantages over protein therapeutics, or biologics, such as tumor necrosis factor-alpha, or TNF-a, inhibitors.

Traficet-EN is designed to prevent the migration of inflammatory cells to the digestive tract by blocking the function of CCR9, which is found primarily on a subset of inflammatory T cells that plays a key role in the development of both forms of IBD. T cell migration into the digestive tract is guided by a chemokine called CCL25 found in the intestines. CCL25-mediated activation of CCR9 draws T cells into the intestinal tissue, where they release inflammatory mediators that can ultimately lead to tissue damage. In adults, CCL25 only signals CCR9-expressing T cells to migrate to the gastrointestinal tract, and blocking CCR9 is not thought to interfere with cell migration elsewhere. Therefore, by blocking CCR9, Traficet-EN may be able to halt the inflammatory response underlying IBD without otherwise impacting the patient’s immune system. In addition, by interrupting CCR9 signaling, we believe Traficet-EN may hasten the elimination of inflammatory T cells from the intestines, thus potentially speeding recovery by reducing the longevity of flare-ups associated with IBD. We believe this mechanism of action would allow Traficet-EN, if approved, to be a highly effective treatment with significantly fewer side effects than currently available immunosuppressive therapies, including TNF-a inhibitors.

Traficet-EN Drug Development Strategy and Clinical Trials

We have completed nine clinical trials with Traficet-EN in a total of 785 subjects, including five Phase I clinical trials in a total of 151 subjects, one Thorough QT study in 57 subjects demonstrating cardiovascular safety, two Phase II clinical trials in 510 patients with Crohn’s disease and one Phase II clinical trial in 67 patients with celiac disease. The largest of these Phase II clinical trials, PROTECT-1, was conducted in 436 patients with moderate-to-severe Crohn’s disease. Results from this clinical trial indicated that Traficet-EN was effective in inducing a clinical response over a 12-week treatment period in these patients. Furthermore, the results indicated that Traficet-EN was also effective in maintaining clinical remission over a 36-week treatment period. Traficet-EN was safe and well tolerated in all clinical trials completed to date. In December 2009, GSK exercised its option to obtain an exclusive license to Traficet-EN and its two designated back-up compounds and is now solely responsible for all further clinical development and commercialization expenditures worldwide.

To date, four pivotal Phase III clinical trials have been initiated by GSK with Traficet-EN in Crohn’s disease. The pivotal Phase III clinical trials are designed to support the use of Traficet-EN to induce clinical response or remission of Crohn’s disease, and to provide maintenance of remission for Crohn’s disease.

Phase III Clinical Program

GSK has initiated four pivotal Phase III clinical trials intended to obtain the clinical results necessary to apply for marketing approval for Traficet-EN (GSK1605786) in Crohn’s disease. In general, the development approach of the Phase III program is modeled after the design of our PROTECT-1 clinical trial. The following pivotal Phase III clinical trials are currently ongoing:

•

SHIELD-1 is a multi-national, randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of two doses, 500mg once-daily and 500mg twice-daily, of Traficet-EN over 12 weeks of treatment in approximately 600 adult patients with moderate-to-severe Crohn’s disease. Patient recruitment was initiated in December 2010.

•

SHIELD-2 is a multi-national, randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of two doses, 500mg once-daily and 500mg twice-daily, of Traficet-EN in maintaining disease remission over 52 weeks in approximately 750 adult patients with Crohn’s disease. Eligible patients will have achieved disease improvement and/or remission in SHIELD-1. Patient recruitment was initiated in April 2011.

•

SHIELD-3 is a multi-national, open-label clinical trial to evaluate the safety and effectiveness of 500mg twice-daily of Traficet-EN over 108 weeks in approximately 800 adult patients with Crohn’s disease. Patients completing previous clinical trials with the drug or patients who withdraw early from the SHIELD-2 maintenance clinical trial may be eligible to participate. Patient recruitment was initiated in April 2011.

•

SHIELD-4 is a multi-national, randomized, double-blind clinical trial with the primary objective to induce clinical response and/or remission with Traficet-EN in subjects with active Crohn’s disease to qualify subjects for enrollment into SHIELD-2, the 52-week maintenance clinical trial. Patients receive either 500mg once-daily or 500mg twice-daily for 12 weeks in this clinical trial. Patient recruitment was initiated in November 2011.

Traficet-EN Commercialization Strategy

Following the exercise of its option, GSK became solely responsible for all further clinical development and commercialization of Traficet-EN and its two designated back-up compounds worldwide. However, we have the option, which we can exercise at our sole discretion, to co-promote Traficet-EN to physician specialists in the United States, subject to our payment of 35% of GSK’s development costs. Under the terms of the agreement, our promotional efforts could be as high as 50% of all promotional efforts to physician specialists in the United States. As consideration for our promotional efforts, GSK would be required to pay us an amount similar to what it would pay a third-party contract sales force.

Additional Indications for CCR9 Inhibitors

Ulcerative colitis is an additional indication for which CCR9 inhibitors could be developed. Preclinical studies showed that CCR9 inhibitors can prevent the onset of and treat large bowel inflammation in mice, and may have the potential to treat ulcerative colitis in humans. We have also recently demonstrated that, contrary to the prevailing assumption regarding the absence of CCL25 from the colon, increased levels of CCL25 are present in colonic tissue from human patients with IBD, which further supports our belief that CCR9 inhibitors have the potential for treating ulcerative colitis.

CCX140 for Diabetic Nephropathy and Other Renal Diseases

Understanding Diabetic Nephropathy

Diabetic nephropathy is a common disease among patients with diabetes and hypertension. It is characterized by a persistent and usually progressive decline in renal function, as measured by glomerular filtration rate, a measure of the rate of fluid filtration in the kidney, and/or albuminuria, a condition where elevated protein levels are present in the urine, which can be an indicator of kidney damage.

Given the rise in the incidence of obesity, type 2 diabetes and hypertension, the associated incidence of diabetic nephropathy has reached epidemic proportions in industrialized nations. Current treatment options for patients with diabetic nephropathy mainly include drugs that treat the underlying conditions of diabetes and hypertension. Angiotensin receptor blockers, or ARBs, and angiotensin converting enzyme, or ACE, inhibitors are commonly prescribed to control hypertension and slow the progression of diabetic nephropathy. Even with these therapies, about 20% of patients with diabetic nephropathy will progress into a condition known as end-stage renal disease, the most severe stage of chronic kidney disease, at which point patients must rely on regular dialysis sessions or a kidney transplant in order to survive.

A number of experimental treatments for diabetic nephropathy are currently being evaluated in clinical trials, although none of them have yet demonstrated clear and convincing benefit in large long-term clinical trials, either in terms of slowing or reversing disease progression. Several of these treatments aim to interfere with the inflammatory or fibrotic processes that are now recognized as central to the disease.

CCX140 — A Novel CCR2 Inhibitor

While historically diabetic nephropathy was not considered an inflammatory disease, there is now clear evidence of the role of macrophages in this disease. Kidney biopsies from patients with diabetic nephropathy show elevated numbers of macrophages in the glomeruli, which are the basic filtering elements in the kidney. It has also been shown that the extent of tissue damage in the interstitial areas surrounding the proximal tubules, which are the second component of the filtering apparatus in the kidney, is strongly correlated with the numbers of macrophages present. Experimental studies in preclinical diabetic models have clarified that monocyte and macrophage infiltration begins at early stages of disease and that this infiltration correlates with renal injury.

In recent years, CCR2 has been identified as the main driver of monocyte and macrophage recruitment into diseased kidneys. Various cell types in glomeruli also appear to express CCR2, which drives some of the renal impairment in diabetic nephropathy. Levels of CCL2, the main ligand for CCR2, are elevated in the kidneys of patients with diabetic nephropathy. CCL2 is produced by kidney cells in response to high glucose levels, and levels of CCL2 in the urine are strong indicators of renal damage and correlate well with albuminuria and interstitial macrophage numbers.

We have utilized various animal models to study the relationship between CCR2 inhibition and renal function. Data generated from these models have confirmed and expanded observations made by other independent investigators in preclinical models of diabetic nephropathy indicating that CCR2 inhibition leads to pronounced reduction in albuminuria, as well as improvement in markers of renal function. We have also demonstrated that CCR2 inhibition provides benefit in several models of non-diabetic nephropathy. The following table summarizes the key findings from each of these animal models:

Summary of Findings From CCR2 Inhibition in Animal Models of Nephropathy

Biological Parameter	Effect of CCR2 Inhibition
Albuminuria	Reduced
Hyperglycemia	Reduced
Glomerular Filtration Rate	Decreased hyperfiltration
Serum Markers of Renal Function	Reduced serum creatinine and blood urea nitrogen levels
Histological Improvements	Reduced number of renal interstitial macrophages Reduced percentage of glomeruli with mesangiolysis Increased podocyte density

Data from preclinical studies indicate that CCX140 is a potent and selective antagonist of CCR2 which is required for monocytes to infiltrate the inflamed kidney, where they differentiate into macrophages. While CCX140 is not the first CCR2 antagonist to advance into clinical trials, we believe that it is unique in a number of ways, including its high selectivity for CCR2 relative to other chemokine receptors such as CCR5. We believe that CCX140 also distinguishes itself from other CCR2 antagonists in that it has been shown preclinically to be free of the cardiovascular safety signals associated with other CCR2 antagonists. CCX140 has been shown in a number of preclinical toxicology studies to be suitable for evaluation in humans for chronic use in diabetic nephropathy.

CCX140 Drug Development Strategy and Clinical Trials

Our clinical development strategy was to first assess the safety and tolerability of CCX140 in patients with type 2 diabetes and normal renal function prior to evaluation of the drug in patients with diabetic nephropathy. As a precursor to our clinical trials in patients with diabetic nephropathy, in January 2011, we completed a 159-patient randomized Phase II clinical trial to assess the safety and tolerability of CCX140 in patients with type 2 diabetes, the most common cause of diabetic nephropathy. CCX140 is currently in two Phase II clinical trials in diabetic nephropathy and we expect to complete these clinical trials by the end of 2012 assuming that the data monitoring committee recommends not to increase the number of patients per cohort or to add an additional dose group at the time of a pre-specified interim analysis.

CCX140 Phase I Clinical Trials

We completed three Phase I clinical trials in 112 healthy volunteers. A CCX140 dose range of 0.05 to 15mg was studied. CCX140 was generally well tolerated and no serious adverse events, or SAEs, were observed. The pharmacokinetic, or PK, profile was supportive of once daily oral dosing of CCX140.

CCX140 Phase II Clinical Trial in Type 2 Diabetes

Our Phase II clinical trial was designed to demonstrate safety of CCX140 in patients with type 2 diabetes and normal renal function and the effect of CCX140 on glycemic indices. We conducted a randomized, double-blind, placebo and active controlled clinical trial in 159 patients with type 2 diabetes on a stable dose of metformin for at least eight weeks, with 32 patients receiving placebo, 32 receiving pioglitazone hydrochloride (an approved therapeutic for type 2 diabetes serving as the active control), 63 receiving 5mg of CCX140 and 32 receiving 10mg of CCX140 orally once-daily for 28 days.

The clinical trial met its primary objective by demonstrating the safety and tolerability of CCX140 in these patients. In addition, CCX140 showed encouraging signs of biological activity. For example, patients receiving CCX140 experienced a dose-dependent decrease in fasting plasma glucose, or FPG, from baseline to day 29 of the trial period, or Day 29. The least squares mean change from baseline to Day 29 in FPG was -4.3mg/dL for 5mg CCX140, -16.1mg/dL for 10mg CCX140, -10.7mg/dL for placebo, and -21.4mg/dL for 30mg pioglitazone hydrochloride. The decrease in FPG observed in the active control group receiving 30mg pioglitazone hydrochloride was in line with the anticipated decrease of 25mg/dL as reported in published literature. Decreases in FPG from baseline to Day 29 for the pioglitazone hydrochloride and CCX140 groups were not statistically different when compared to placebo. However, the decrease in FPG in the 10mg CCX140 group was comparable to the 30mg pioglitazone hydrochloride response observed over four weeks of treatment.

Patients in the 10mg CCX140 group also showed a statistically significant (p=0.045 vs. placebo) decrease from baseline in HbA1c, one of the most important glycemic indices, indicating an improvement in glycemic control which may be an added benefit when treating patients with diabetic nephropathy. The least squares mean change from baseline in HbA1c was -0.09% for 5mg CCX140, -0.23% for 10mg CCX140, -0.09% for placebo, and -0.13% for 30mg pioglitazone hydrochloride. In addition, the fructosamine levels, another index of glycemic control, trended lower in the CCX140 and pioglitazone hydrochloride groups, but did not reach statistical significance compared to placebo. Plasma CCL2 and circulating monocyte levels were unchanged by CCX140 treatment.

No SAEs were observed in patients receiving CCX140 treatment. The incidence of SAEs across treatment groups was similar. Two patients discontinued the clinical trial due to an adverse event. One patient, in the 5mg CCX140 group, experienced an adverse event of dyspepsia, which led to discontinuation of clinical trial medication. The adverse event was considered by the clinical investigator to be moderate in severity and possibly related to clinical trial medication. A second patient, in the 10mg CCX140 group, experienced an adverse event of gouty arthritis, which led to discontinuation of clinical trial medication. This patient had a medical history of gout and this adverse event was considered by the clinical investigator to be severe in intensity and probably not related to CCX140. Adverse events of hypertension were reported in three patients in the 5mg CCX140 group. However, no such events were reported in patients in the 10mg CCX140 group. Review of the blood pressure data from the subjects with SAEs of hypertension, as well as the overall group blood pressure data, did not reveal any significant worsening trend in blood pressure with CCX140 treatment compared to placebo. CCX140 treatment did not negatively affect the patients’ serum lipid profiles (total cholesterol, HDL and LDL cholesterol, triglycerides, and non-esterified fatty acids) over the four-week treatment period. Changes in ECG were not clinically meaningful and there was no detrimental effect on renal function observed.

Current and Future CCX140 Clinical Development in Diabetic Nephropathy

CCX140 is currently in two Phase II clinical trials in patients with diabetic nephropathy. The first randomized, double-blind, placebo-controlled Phase II clinical trial will enroll at least 135 patients. The primary objective of this clinical trial will be to evaluate the safety and tolerability of CCX140 in patients with diabetic nephropathy. Secondary objectives include evaluation of the effect of CCX140 on albuminuria as well as HbA1c. The three treatment groups will consist of placebo, 5mg and 10mg of CCX140 and the treatment duration will be 12 weeks, with a four-week follow-up period. Following a pre-planned interim analysis for efficacy evaluation, the sample size may be increased to up to 270 patients, and/or additional dose groups may be added. These potential modifications to the dose groups will allow us to increase the probability of obtaining statistically significant results. Patients with residual albuminuria, despite being on a stable therapeutic dose of an ACE inhibitor or ARB will be included in this clinical trial. The key efficacy endpoint is change from baseline in first morning urinary albumin:creatinine ratio, a major indicator of renal function. Provided that we do not increase the sample size or add additional dose groups, we expect to complete this clinical trial by the end of 2012.

The second randomized, double-blind, placebo-controlled Phase II clinical trial we are conducting is in 20 patients with diabetic nephropathy. The primary objective of this clinical trial is to evaluate the effect of CCX140 on 24-hour urinary albumin excretion. The two treatment groups consist of placebo and 10mg of CCX140. The treatment duration is 12 weeks, with a four-week follow-up period. Patients with residual albuminuria, despite being on a stable therapeutic dose of an ACE inhibitor or ARB will be included in this clinical trial. We expect to complete this clinical trial by the end of 2012.

If the Phase II clinical program indicates that CCX140 is safe and efficacious in treating patients with diabetic nephropathy, we plan to conduct end-of-Phase II meetings with the FDA and European Medicines Agency, at which time the clinical results from the CCX140 program will be reviewed and a Phase III clinical program will be discussed. It is anticipated that the Phase III program will include at least 1,500 patients. We expect that the patient population from the first Phase III clinical trial will be large enough to assess the rate of major cardiovascular events in order to exclude the possibility of a cardiovascular safety signal with CCX140.

CCX140 Commercialization Strategy

We plan to retain commercial rights to CCX140 in North America and intend to build a specialty sales force to call on nephrologists who treat diabetic nephropathy patients. There are approximately 8,300 nephrologists in the United States. We believe that a moderately sized sales force will be sufficient to call on all key prescribing nephrologists in this market. In addition, we plan to seek partners for co-development and commercialization of CCX140 outside North America.

CCX872 — Next Generation CCR2 Inhibitor for Metabolic Diseases

Building on our expertise in the field of CCR2 therapeutics, we advanced CCX872 as our next-generation CCR2 inhibitor drug candidate. Like CCX140, our leading independent drug candidate, CCX872 is a potent and selective inhibitor of human CCR2. CCX872 has demonstrated excellent safety and efficacy in various preclinical models of metabolic disease. In addition to diabetic nephropathy, CCR2-mediated effects are thought to drive the pathology of various metabolic diseases, such as atherosclerosis and cardiovascular disease. These effects may be mediated by a combination of direct activation of CCR2 in the cells of the target tissue and by inducing recruitment of circulating inflammatory cells into the tissue. Inhibition of CCR2 in various animal models has been shown to be beneficial in models of vascular endothelial injury, atherosclerosis, and hepatosteatosis (fatty liver), among others.

We plan to complete the requisite set of preclinical studies required to support advancing CCX872 into a Phase I clinical trial in healthy volunteers in the second half of 2012.

CCX354 for Rheumatoid Arthritis

Understanding Rheumatoid Arthritis

Rheumatoid Arthritis, a chronic inflammatory disease, is among the most debilitating of all forms of arthritis, causing pain, stiffness, swelling and limitation in the motion and function of multiple joints which may eventually become deformed. Sometimes these symptoms make even the simplest activities, such as walking, difficult to manage. The exact cause of RA is unknown, but it is believed to result from the body’s immune system attacking the synovium, which is the tissue that lines a patient’s joints. Although therapy for patients with RA has improved dramatically over the last 25 years, there is still no cure and no single therapy which is effective for all patients. Many patients will need to change treatment strategies during the course of their disease due to lack of efficacy and adverse side effects. People with RA, particularly those whose disease is not well controlled, may have a higher risk of other diseases such as osteoporosis, or thinning of bone resulting in fracture.

As of 2006, more than two million Americans suffered from RA, according to a report by Data Monitor. RA is two to three times more common in women than in men and generally strikes between the ages of 20 and 50, but it can also affect young children and adults older than age 50.

CCX354 — A Novel CCR1 Inhibitor

There is strong evidence implicating CCR1 in the pathology of RA; first, CCR1-expressing monocytes and macrophages are consistently found at high levels in the synovium of RA patients, and second, the C6 superagonists of CCR1, which are activated highly potent forms of certain CCR1 ligands, are consistently detected at high levels in synovial fluids from RA patients. Blocking CCR1 is intended to reduce the inflammation and prevent subsequent joint destruction by suppressing the infiltration of inflammatory cells into the arthritic joint.

CCX354 is in a new class of proprietary small molecule CCR1 inhibitors. CCX354 was designed by optimization of a chemical lead that was discovered using our EnabaLink drug discovery engine and is chemically distinct from all known inhibitors of this receptor. Our preclinical data suggest that the compound selectively inhibits CCR1-mediated migration of monocytes and does not inhibit migration of inflammatory cells mediated by other chemokine receptors, even when the compound is given at high doses. We believe that this high degree of target specificity is an important safety feature that may allow CCX354 to be effective while avoiding unwanted side effects associated with existing injectable biologics and other immunosuppressive agents currently used to treat RA.

CCX354 Drug Development Strategy and Clinical Trials

We have completed two Phase I clinical trials with CCX354 in 84 healthy subjects, a Phase I/II clinical trial in 24 patients with RA, and a Phase II proof-of-concept clinical trial in 160 patients with moderate-to-severe RA partially responsive to methotrexate. In November 2011, GSK exercised its option to obtain an exclusive license to CCX354 and its two designated back-up compounds and is now solely responsible for all further clinical development and commercialization expenditures worldwide.

CCX354 Phase II Clinical Trial in Rheumatoid Arthritis

We have successfully completed a randomized, double-blind, placebo-controlled Phase II proof-of-concept clinical trial in 160 patients with RA on a stable dose of methotrexate for at least eight weeks. Patients received either placebo, 100mg of CCX354 twice-daily or 200mg of CCX354 once-daily for 84 days, followed by 28 days without treatment. The primary objective of the clinical trial was to evaluate the safety and tolerability of CCX354 in patients with moderate-to-severe RA. Key secondary objectives included assessment of the effect of CCX354 on RA disease activity measured by the ACR response criteria, Disease Activity Score 28-CRP, the ACR components and bone resorption markers. ACR20, ACR50 and ACR70 responses refer to patients who achieve a 20%, 50% and 70% improvement, respectively, according to criteria set by the American College of Rheumatology, or ACR. Patients who met inclusion criteria at the start of dosing demonstrated an ACR20 response at Week 12 of 56% in subjects receiving 200mg of CCX354 once-daily compared to 44% in subjects receiving 100mg of CCX354 twice daily, and 30% in subjects receiving placebo. The ACR20 response difference between the 200mg CCX354 once-daily and placebo groups was statistically significant (p=0.014). Patients who met inclusion criteria at the start of dosing and who did not previously receive biologic agents, such as anti-TNF drugs, demonstrated an ACR20 response at Week 12 of 62% in subjects receiving 200mg of CCX354 once-daily compared to 41% in subjects receiving 100mg of CCX354 twice-daily and 26% in subjects receiving placebo. The ACR20 response difference between the 200mg CCX354 once-daily and placebo groups was statistically significant (p=0.002). The decrease in CRP was statistically significant in the 200mg CCX354 once-daily group compared to placebo at Week 12 (p=0.023). There was a median CRP decrease from baseline to Week 12 of 33% in the 200mg CCX354 once-daily group, 30% in the 100mg twice-daily group and 11% in the placebo group in subjects eligible at the start of dosing. Similarly, there was a median CRP decrease from baseline to Week 12 of 38% in the 200mg CCX354 once-daily group, 30% in the 100mg twice-daily group and 10% in the placebo group in subjects eligible at the start of dosing who also did not previously receive biologic agents. ACR50, ACR70, Disease Activity Score 28-CRP, and ACR component results indicated greatest efficacy in the 200mg CCX354 once-daily group. Decreases in bone turnover markers were more pronounced in the CCX354 groups compared to placebo and reached statistical significance at several time points during the study.

Clinical responders had higher plasma CCX354 concentrations than non-responders. CCX354 was safe and well tolerated by study subjects. No SAEs were observed in the 200mg CCX354 once-daily or placebo groups. Four SAEs were reported in the 100mg CCX354 twice-daily group, none considered related to CCX354 use by the study investigators. These were vasovagal reaction, or fainting, following blood draw, non-cardiac related chest pain, myocardial infarction, or heart attack, and psychomotor epilepsy, which was observed one week after stopping study medication. No significant safety issues were observed regarding safety laboratory parameters including hepatic, renal, metabolic and hematologic data.

Future CCX354 Clinical Development in Rheumatoid Arthritis

CCX354 is subject to our collaboration agreement with GSK and in November 2011 it exercised its option to obtain a license to further develop and commercialize CCX354 and its two defined back-up compounds for all indications, including RA. Upon exercising its option, GSK became solely responsible for all further clinical development and commercialization expenditures worldwide with respect to CCX354 and its two designated back-up compounds.

CCX168 for ANCA-Associated Vasculitis

Understanding ANCA-Associated Vasculitis

ANCAs are autoantibodies that attack a certain type of white blood cells called neutrophils. AAV is a type of autoimmune disease caused by autoantibodies, which are abnormal antibodies that attack one’s own cells and tissues resulting in blood vessel damage. In AAV, activation of the complement cascade, an escalating group of inflammatory responses, leads to production of the very potent chemo-attractant factor C5a. This in turn leads to the attraction and activation of neutrophils and other white blood cells, which play a key role in the disease.

AAV currently is treated with high-dose corticosteroids and cyclophosphamide, azathioprine, mycophenolate mofetil, rituximab, and plasma exchange in severe cases. Even though these approaches may induce a treatment response in 70% to 90% of patients, corticosteroids and cyclophosphamide are associated with substantial morbidity and mortality, particularly as a result of serious infections.

CCX168 — A Novel C5a Receptor Inhibitor

CCX168 is a potent and highly specific antagonist of the human C5a receptor. The compound displays oral bioavailability in various species and has demonstrated an excellent preclinical safety profile, consistent with its intended chronic use in patients. The efficacy of CCX168 was demonstrated in a mouse model of ANCA-associated glomerulonephritis which recapitulates many of the histological features of the human disease. In these studies, oral doses of CCX168 completely blocked the glomerulonephritis induced by intravenous injection of anti-myeloperoxidase antibodies. Levels of CCX168 in the blood of these mice were comparable to those expected in the blood of patients participating in our ongoing Phase II proof-of-concept clinical trial with CCX168.

CCX168 Drug Development Strategy and Clinical Trials

CCX168 Phase I Clinical Trial

We have completed a Phase I clinical trial with CCX168 in 40 healthy subjects. This was a randomized, double-blind, placebo-controlled, two-period clinical trial in which subjects received either CCX168 or placebo, as a single dose in the first period and as multiple once-daily or twice-daily oral doses in the second period. Single oral doses of 1mg, 3mg, 10mg, 30mg, and 100mg of CCX168 were studied. In period two, CCX168 doses of 1mg, 3mg, and 10mg once-daily for seven days, and 30mg and 50mg twice-daily for seven days, were studied. CCX168 appeared to be well tolerated by clinical trial subjects in this clinical trial and no SAEs or withdrawals due to adverse events have been observed. The most commonly reported adverse events in subjects receiving CCX168 in the multi-dose period were headache, diarrhea, dizziness, lower abdominal pain, nausea, and oropharyngeal pain.

CCX168 Phase II Clinical Trial

We have initiated a Phase II clinical trial for CCX168. This is a randomized, double-blind, placebo-controlled clinical trial in 60 patients with AAV with mild-to-moderate renal involvement, the aim of which is to optimize the treatment to induce remission for patients with non-life-threatening AAV with mild-to-moderate renal involvement. The intent is to reduce the toxicity of induction therapy by reducing the overall exposure to or eliminating entirely the use of systemic corticosteroids during the induction period with an inhibitor of the complement C5a receptor plus cyclophosphamide. The primary objective of this clinical trial is to evaluate the safety and tolerability of CCX168 in patients with AAV on background cyclophosphamide treatment. The secondary objectives of this clinical trial include assessment of the feasibility of reducing or eliminating the use of corticosteroids in the treatment of patients with AAV without the need for rescue corticosteroid measures; evaluation of the PK profile of CCX168 in patients with AAV; and assessment of changes in renal function based on estimated glomerular filtration rate, hematuria, and proteinuria with CCX168 compared to placebo. The clinical trial will be conducted in three sequential steps with 12, 12, and 36 patients, respectively in each step. 30mg of CCX168 twice-daily given orally will be compared to placebo twice-daily for 84 days, followed by an 84-day follow-up period. We expect to complete enrollment in this clinical trial by the end of 2012, with data availability in the first half of 2013. If this clinical trial is successfully completed, GSK may exercise an option to further develop CCX168. If GSK does not exercise its option, we will evaluate our options for further development of CCX168, which may entail internally developing this drug candidate or identifying another collaboration partner for its development.

CCX507 — Next Generation CCR9 Inhibitor for IBD

Building on our expertise in the area of CCR9 antagonists and IBD, we started a de novo discovery program under which we have designed a series of novel molecules that we believe represent the next generation of CCR9 inhibitors. This followed the expiration of our target exclusivity obligations with respect to CCR9 under our collaboration agreement with GSK. The lead compound from this de novo series, CCX507, is selective for CCR9 relative to all other chemokine receptors, orally bioavailable, and has an excellent preclinical safety profile. Molecules such as CCX507 have been designed to interact with the CCR9 receptor in a unique way that produces molecules with greater potency towards CCR9 than other compounds reported to date. CCX507 and several related molecules from this program are currently in preclinical development.

CCX662 — CXCR7 Inhibitor for Glioblastoma Multiforme

Understanding Glioblastoma Multiforme

GBM is the most common and most aggressive of the primary brain tumors, accounting for 50%-60% of primary brain tumors in adults and it is slightly more common in men than in women. GBM is the most severe grade of brain tumors and is highly malignant, infiltrates the brain extensively and at times may become quite large before turning symptomatic. Median life expectancy of GBM patients receiving radiation post-surgery is only 12 months. Current treatments for GBM are still limited. The overall prognosis for GBM has changed little in the past two decades, despite major improvements in neuroimaging, neurosurgery, radiation treatment techniques, adjuvant chemotherapy, and supportive care. There are considerable unmet needs in GBM, most notably the relatively low survival benefit offered by the existing standard of care.

CCX662 — A Novel CXCR7 Inhibitor

We are developing drugs that target CXCR7 and combine an anti-angiogenic approach to stopping the blood supply to cancerous cells with anti-tumor activity via direct attack of tumor cells. Our most recent data support the notion that CXCR7 could be causally connected to tumor growth regulation. This is coupled with clear evidence from immunohistochemistry staining of primary human tumor tissues which revealed clear evidence of CXCR7 expression. In contrast to standard chemotherapies which can be highly toxic, our compounds are designed to selectively target CXCR7 in an effort to halt cancer progression while minimizing detrimental effects, such as generalized immunosuppression or cytotoxicity.

We believe we were the first to provide clear evidence that CXCR7 expression can directly control tumor growth in vivo. We and others have shown that CXCR7 regulates several important biological processes including cell survival, cell adhesion, trans-endothelial migration, tumor development and metastatic growth in secondary organs, in a variety of in vivo and in vitro models. CXCR7 is expressed on many human tumor cells but not on most healthy cells. In our tumor model systems we found that reduction or inhibition of CXCR7 by genetic and pharmacological means reduces or abolishes tumor formation in vivo, and that the introduction of CXCR7 into a “naïve” background is both necessary and sufficient for that tumor to grow aggressively in vivo. CXCR7 is highly expressed in human GBM and in GBM-associated blood vessels.

We and others have demonstrated, using various aggressive rodent GBM models, that CXCR7 inhibition is effective at preventing tumor growth, particularly when utilized in combination with radiation. Recent discoveries support a role for CXCR7 in preventing apoptosis, or programmed cell death, of human GBM cells. Separate observations indicate that recruitment of bone-marrow derived cells from blood into irradiated mouse GBM/brain is critical for tumor re-vascularization after irradiation and is dependent on CXCL12, the main chemokine ligand for CXCR7.

We have discovered several highly potent and selective small molecule compounds for CXCR7. We have selected one of these molecules, CCX662, as a potential clinical candidate and it is currently in preclinical development. Due to scientific and medical need reasons, our current efforts are primarily focused on the development of CCX662 for the treatment of GBM. A CXCR7 antagonist for the treatment of GBM may qualify for orphan drug status, which may provide a faster path to regulatory approval.

We believe that CCX662 represents a promising novel therapeutic for the treatment of GBM and other cancers. Preclinical studies support not only the anti-tumor efficacy of this drug but also an excellent safety profile, a reflection of its highly targeted and specific activity profile, which is fundamentally different from many other cytotoxic drugs in development or on the market.

Other Preclinical Programs

CCR4 Inhibitor for Atopic Dermatitis

CCR4 is expressed primarily on T helper-2, or Th2, cells, which are key drivers of allergic conditions, such as atopic dermatitis, asthma, and allergic rhinitis. Multiple investigators have demonstrated increased levels of CCR4-activating chemokines in skin and lung tissues in connection with atopic dermatitis and asthma, respectively. During the past few years, a number of pharmaceutical companies have tried to develop small molecule CCR4 antagonists but have consistently failed to advance a molecule into clinical trials, primarily due to the inability to identify molecules with sufficient potency and PK properties and with an adequate safety profile, particularly in regards to cardiovascular safety.

CCX6239, a novel, orally administered CCR4 antagonist with potential utility in the treatment of atopic dermatitis, an inflammatory disease of the skin that affects as many as 3% of adults in the United States. In its most severe form, it can be an absolutely debilitating disease.

We have shown that CCX6239 effectively blocks the mobilization of white blood cells mediated by CCR4 in preclinical models. Based on preclinical data, we expect that CCX6239 will have excellent efficacy and safety.

CXCR6 Inhibitor for Chronic Hepatitis

Clearance of viral infections is associated with a vigorous T cell response. However, the immune system is often unable to clear hepatic infections. In fact, inflammation, chronic hepatitis and liver damage often result from persistent attempts by the immune system to deal with the underlying infection. The chemokine receptor known as CXCR6 is expressed on a subset of specialized inflammatory cells and is accepted, based on preclinical work with CXCR6-deficient mice, as a “liver homing” receptor for those cells. Under inflammatory conditions, various cell types in the liver produce the chemokine ligand that attracts CXCR6-expressing inflammatory cells. We believe that these effects may be blocked by our CXCR6 antagonists without the adverse side effects associated with current method of treatment.

CCR6 Inhibitor for Autoimmune Diseases

One of the most intriguing areas of current research in immunology involves the study of a newly discovered type of helper T cells known as Th17 cells. While Th17 cells most likely play a role in the protection against extracellular pathogens, there is a large amount of preclinical and clinical data that implicate these cells, as well as IL-17, in the development of a large number of autoimmune diseases, including RA, IBD, and psoriasis. Activated Th17 cells isolated from chronically inflamed human tissues produce high levels of TNF-a and other cytokines. A hallmark of Th17 cells is that they express high levels of CCR6, which is not found on Th1 and Th2 cells. High levels of the CCR6 chemokine CCL20 have been found in psoriatic skin, IBD intestinal tissue, RA joint biopsies and asthmatic lungs. We believe that these are potential therapeutic opportunities for a CCR6 antagonist. Our RAM screening technique has produced several suitable CCR6 antagonist leads, which are now being optimized via medicinal chemistry approaches.

Our Proprietary Drug Discovery Platform, EnabaLink

Since the founding of our company, we have developed a set of proprietary drug discovery tools, known collectively as the EnabaLink technology suite, specifically designed to unlock the chemokine system’s complexity and to accelerate a productive drug discovery program. Our proprietary EnabaLink drug discovery technologies allow our scientists to accurately predict the specific chemokine receptors implicated in a given condition and to identify and optimize small molecule compounds best suited for treatment of the disease. One of the initial tools that we developed is a thorough functional genomic map of the chemokine system which assists us in our understanding of the role of a given chemokine receptor in the system as well as its likely effect on the migration of inflammatory cells in a given inflammatory disease state.

As part of this platform, we have also developed a proprietary high throughput cell migration-based assay, known as the RAM Assay, capable of identifying chemokine receptor inhibitors while eliminating non-specific inhibitors and cytotoxic inhibitors of cell migration. Our proprietary RAM Assay typically uses cells expressing a given chemokine receptor in its natural environment and enables the screening of small molecule libraries against chemokine receptor targets which are not amenable to traditional screening technologies. This produces additional novel chemical hits with structural diversity, allowing us to expand the number of chemical structures, which serve as starting points for subsequent optimization into drug candidates.

We have used our EnabaLink drug discovery engine to create a broad pipeline of promising chemokine-based drug candidates. The combination of proprietary in-house technologies and internally discovered drug candidates has resulted in an extensive intellectual property estate covering composition of matter and associated method of treatments for our compounds, novel biology-related discoveries, such as unique targets and new drug discovery technologies. We have generated more than six clinical or preclinical-stage programs, each targeting distinct chemokine receptors with different small molecule compounds. Drug candidates emerging from these programs act with high affinity and selectivity in vitro by binding to the precise chemokine receptor associated with the essential inflammatory processes underlying a given condition. Our compounds are designed to be highly potent and selective to minimize the risk of off-target effects and orally-available for improved patient compliance. As small molecules, they are also easier and less costly to manufacture than biologics.

Strategic Alliance with GSK

In August 2006, we entered into our strategic alliance with GSK. Through February 2012, we have received over $250 million from GSK, consisting of up-front and milestone payments, equity investments, research funding and option exercise fees. Under the terms of our agreement with GSK, we are responsible for the discovery and development of small molecule antagonists targeting four defined chemokine and chemo-attractant receptor targets (CCR9, CCR1, C5aR and ChemR23) and for advancing them through clinical proof-of-concept. After we demonstrate successful clinical proof-of-concept, GSK is entitled to options to exclusively license drug candidates that are subject to the collaboration and two defined back-up compounds for each drug candidate for further development and commercialization on a worldwide basis. Upon exercising any of its options to drug candidates under the collaboration, GSK is solely responsible for all further clinical development and commercialization expenditures worldwide with respect to that drug candidate and its two designated back-up compounds. In exchange for the rights granted to GSK upon the exercise of its options, we are also entitled to receive regulatory and commercial milestone payments, as earned under the terms of our agreement, and royalties on the net sales of licensed drugs. The agreement contemplated up to six drug options, each of which covers a drug candidate, including Traficet-EN (CCR9), CCX354 (CCR1) , CCX168 (C5aR) and CCX832 (ChemR23), and their associated back-up compounds. The other two drug options were for second generation drug candidates and their associated back-up compounds. However, we and GSK chose not to nominate second generation drug candidates against any of the four defined targets during the agreement’s research term, which has expired. In addition, in February 2012, based on unblinded data from a recently completed Phase I clinical trial of CCX832, we and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds. GSK has already exercised its options to Traficet-EN and CCX354 and each of their two respective defined back-up compounds. Thus, GSK’s only remaining option is to CCX168 and its associated back-up compounds.

In December 2009, GSK exercised its option to obtain an exclusive license to further develop and commercialize Traficet-EN following our completion of the PROTECT-1 clinical trial. We received an option exercise fee of $35.0 million in January 2010 after GSK obtained Hart-Scott-Rodino clearance. After exercising the option, GSK became solely responsible for all further clinical development and commercialization expenditures for Traficet-EN and its two designated back-up compounds worldwide.

In November 2011, GSK exercised its option to obtain an exclusive license to further develop and commercialize CCX354 following our completion of the proof-of-concept clinical trial for this drug candidate. After exercising this option, GSK became solely responsible for all further clinical development and commercialization expenditures for CCX354 and its two designated back-up compounds worldwide. We received an option exercise fee of $25.0 million in December 2011.

With respect to CCX168, the remaining drug candidate subject to the agreement, GSK has an option exercisable with respect to such drug candidate upon our demonstration of successful clinical proof-of-concept and, if GSK elects to exercise its option, we will be entitled to an option exercise fee of $25.0 million upon the exercise of such option by GSK.

GSK does not have exclusive rights to a given clinical indication or substitution rights with respect to a given collaboration target. Our proprietary programs around CCR2, CXCR7 or any other receptors are not part of the GSK collaboration.

For each of our drug candidates subject to the agreement, we would be entitled to receive regulatory filing milestones of up to $47.0 million in the aggregate for the filing of an NDA in the United States and comparable filings in other territories, up to $75.0 million in the aggregate for the regulatory approval of products for commercial sale in the United States and other territories and up to $250.0 million in sales milestones for Traficet-EN and $125.0 million for each of CCX354 and CCX168.

The collaboration agreement requires GSK to use commercially reasonable efforts to further develop and commercialize all licensed drug candidates, including conducting all further clinical trials, developing additional formulations if necessary, preparing and filing all regulatory filings, manufacturing the drug product and marketing the licensed drug worldwide. However, GSK has the right to discontinue the development and commercialization of any licensed drug candidate based on factors or considerations consistent with its diligence efforts. In the event that GSK exercises an option with respect to a drug candidate and later determines in good faith to cease the development and commercialization of the licensed drug, either in its entirety, or on a country-by-country basis, we can elect to further develop and commercialize such licensed drug under a non-exclusive license grant from GSK. If we so elect, we will be solely responsible for satisfying all obligations to third parties with respect to the development, manufacture or commercialization of such licensed drug including any ongoing obligations of GSK under any third party manufacturing, licensing or other agreements, and we will be obligated to pay GSK 3% to 5% of annual worldwide net sales of such licensed drug depending on the licensed drug’s stage of development at the time at which we make such election.

In addition, we are entitled to receive base royalties on net sales of the licensed drugs. The base royalties for each program differ, but are set at levels commensurate with the development stage of each program at the time we entered into the agreement. With respect to Traficet-EN and its two designated back-up compounds, GSK is obligated to pay us different base royalties on net sales in the United States and outside the United States. Tiered base percentage royalties on net sales in IBD indications in the United States range from the mid-teens to the low twenties while tiered percentage royalties on net sales in IBD indications outside the United States range from the low to high teens. If we decide to exercise our co-development option for Traficet-EN, base royalty rates will increase by up to 5%, depending on the sales tier, the region and the indication for which the co-development option is exercised. With respect to CCX354 and CCX168, or any of their designated back-up compounds, GSK is obligated to pay us double-digit tiered percentage royalties with the potential to reach the mid-teens on annual worldwide net sales. We are also entitled to receive sales milestones on a per drug basis.

This agreement will expire with respect to each licensed drug and country upon the expiration of the payment obligations of GSK for that licensed drug in that country and would expire in its entirety upon the expiration of the last payment obligation of GSK for the last licensed drug in the last country. Following GSK’s exercise of its options, GSK is obligated to pay us royalties on net sales of products that include a compound from such collaboration program in a given country for so long as a valid claim of our independently owned patents or a jointly owned patent covers or claims the composition of matter or a relevant method of use of a licensed drug candidate subject to the collaboration agreement. In the absence of such a valid claim on a country-by-country basis, GSK is obligated to pay a reduced royalty rate for a period of 12 years from the date of the first commercial sale of a licensed drug candidate as long as we own or control a pending patent application which covers the composition of matter or a relevant method of use of a licensed drug candidate. In the event that a particular licensed drug candidate is sold in a country in which a generic pharmaceutical product approved in reliance on the prior approval of such licensed drug candidate is also sold, then GSK is no longer obligated to pay us royalties on such licensed products after the end of the first 180-day period in which one or more third parties sell a number of units of the generic product worldwide equal to 25% or more of the aggregate number of units of the licensed drug candidate sold in such country during that same 180-day period. Consequently, it is not possible at this time to determine when GSK’s payment obligations under the collaboration agreement will expire.

GSK may terminate the collaboration agreement for any reason upon 90 days prior written notice to us. The agreement and each program under the agreement may also be terminated under certain circumstances, including by either party for material breach or insolvency of the other party. The rights and obligations of the parties that survive termination of the agreement vary depending on the basis of the termination.

Under the terms of the agreement, with respect to each collaboration target, we are obligated to not, either alone or with a third party, conduct any research or development activities or grant any license or other rights with respect to the identification or optimization of small molecule inhibitors or agonists, as applicable, for such collaboration target unless and until either (i) GSK exercises its option to a drug candidate and its two back-up compounds with respect to such collaboration target or (ii) GSK terminates the collaboration program with respect to such collaboration target. Once the target exclusivity with respect to a collaboration target expires, we are free to initiate our own de novo proprietary drug discovery effort with respect to such target free of the exclusivity restrictions of our strategic alliance with GSK. There are no contractual restrictions that would preclude GSK from developing or investing in drug candidates that would compete with drug candidates that are subject to our collaboration with GSK.

Under the terms of the agreement, GSK has the right, but not the obligation, to defend against third party patent infringement claims for licensed drugs. If GSK elects to defend against any such claims, it has the sole right to direct the defense of such claims and settle such claims at its own cost and expense. If GSK elects not to defend against such claims, we have the right, but not the obligation, to defend against such claims. If the development or commercialization of licensed drugs requires use of third party intellectual property, we and GSK will share all license fees, provided however, that in the event that Millennium has valid patents relating to CCR9 and we are required to take a license from Millennium, we will be solely responsible for all fees required to be paid to Millennium in connection with such license. See “— Intellectual Property.”

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, novel biological discoveries, screening and drug development technology and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

As for the pharmaceutical products we develop and commercialize, as a normal course of business, we intend to pursue composition-of-matter patents, where possible, and dosage and formulation patents, as well as method of use patents on novel indications for known compounds. We also seek patent protection with respect to novel biological discoveries, including new targets and applications as well as adjuvant and vaccine candidates. We have also pursued patents with respect to our proprietary screening and drug development processes and technology. We have sought patent protection, either alone or jointly with our collaborators, as our collaboration agreements may dictate.

Our patent estate, on a worldwide basis, includes approximately 390 issued or allowed patents and approximately 325 pending patent applications, with claims relating to all of our current clinical stage drug candidates. With respect to our lead drug candidates in the CCR1, CCR2 and CCR9 programs, we have approximately 100 issued or allowed patents worldwide relating to their chemical composition or use thereof. There are also patent applications pending for our other clinical stage compounds in the C5aR program. We have approximately 180 issued patents relating to other small molecule compounds and approximately 65 issued patents relating to our novel biological discoveries. We also have approximately 50 issued patents relating to our proprietary screening and drug development technologies.

Our issued patents will expire on dates ranging from 2020 to 2029. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the pate.

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention.

Millennium Pharmaceuticals, Inc., or Millennium, has obtained certain United States patents which include claims to small molecules that modulate CCR9, compositions thereof, and methods of using them to treat conditions such as IBD. Millennium may contend that the claims of these patents cover our patented Traficet-EN drug candidate. We believe that our activities related to Traficet-EN are currently exempt from patent infringement liability because these activities are strictly limited to obtaining information for regulatory approval. However, if and when our Traficet-EN related activities extend beyond those related to seeking regulatory approval, such as, for example, if and when we commercialize Traficet-EN, Millennium might then commence an infringement action against us based on these patents and/or other related patents that it may be granted in the future. If Millennium elects to sue us, we believe that we may have viable defenses to any such infringement suit. However, we cannot assure you that the relevant court would find in our favor with respect to such defenses.

Competition

We compete in the pharmaceutical, biotechnology and other related markets that address IBD, chronic kidney disease and diabetic nephropathy, rheumatoid arthritis, other autoimmune diseases and inflammatory disorders, and cancer. We face significant competition from many pharmaceutical and biotechnology companies that are also researching and selling products designed to address these markets. Many of our competitors have materially greater financial, manufacturing, marketing, research and drug development resources than we do. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

It is possible that our competitors will develop and market drugs that are less expensive and more effective than our drug candidates, or that will render our drug candidates obsolete. It is also possible that our competitors will commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates. If approved for marketing by the FDA, Traficet-EN, our lead drug candidate for the treatment of IBD, would compete against existing IBD treatments such as Remicade, Humira, and other TNF-a inhibitors, immunomodulatory drugs and corticosteroids and potentially against other novel IBD drug candidates that are currently in development. Remicade is a humanized monoclonal antibody targeted to TNF-a, indicated for the treatment of Crohn’s disease, ulcerative colitis, rheumatoid arthritis, psoriasis, psoriatic arthritis and ankylosing spondylitis. Annual sales for Remicade totaled at least $6.0 billion in 2010. Humira, a similar drug, is also a human monoclonal antibody that acts as a TNF-a inhibitor. Marketed by Abbott Laboratories in the United States and Europe, Humira is approved for the treatment of Crohn’s disease, rheumatoid arthritis, psoriatic arthritis and ankylosing spondylitis. Annual worldwide sales for Humira totaled $6.5 billion in 2010.

We believe that Traficet-EN offers three distinct advantages as compared to currently used biologic therapies such as Remicade and Humira. First, unlike Remicade and Humira which are given by infusion or injection, Traficet-EN would be administered orally as a capsule or a tablet. We expect that oral administration of Traficet-EN will have a positive effect on patient compliance. Second, given that Traficet-EN is a small molecule which can be synthesized using standard chemistry processes, the molecule will be cheaper to manufacture than biologic agents which require complex and expensive cell based systems to produce a given biologic agent. The lower cost of goods for Traficet-EN could result in a more favorable pricing structure which, in turn, could lead to pharmaco-economic benefits for patients and healthcare providers. Third, Traficet-EN’s mode of action may not lead to the broad suppression of the patient’s immune system which is often seen with TNF-a inhibitors.

Our lead independent drug candidate, CCX140, a CCR2 antagonist, if approved for marketing by the FDA for diabetic nephropathy, would compete with treatments commonly used for type 2 diabetes and hypertension patients. ARBs and ACE inhibitors, are commonly prescribed treatments used to reduce blood pressure and preserve kidney function, reducing the progression of diabetic nephropathy. Many patients eventually progress to end-stage renal disease and require hemodialysis, peritoneal dialysis, or renal transplant. There are other candidates in Phase III development for diabetic nephropathy including Abbott / Reata’s bardoxolone.

CCX354 is our lead CCR1 antagonist candidate in RA. Current treatment options for RA consist of corticosteroids such as prednisone, immunosuppressants such as methotrexate (Rheumatrex and Trexall), azathioprine (such as Imuran), sulfasalazine (Azulfidine), hydroxychloroquine (Plaquenil) and 6-mercaptopurine (Purinethol), leflunomide (Arava), and biologic agents including TNF-a inhibitors (etanercept (Enbrel), infliximab (Remicade), adalimumab (Humira), certolizumab (Cimzia), and golimumab (Simponi)), anakinra (Kineret), rituximab (Rituxan), abatacept (Orencia), and tocilizumab (Actemra). There are also several novel, oral kinase inhibitors in Phase III development for RA including AstraZeneca / Rigel’s fostamatinib and Pfizer’s tasocitinib.

Many of these currently approved treatments have notable and common adverse events including liver and bone marrow toxicity, renal toxicity, pneumonitis, immunosuppression, allergic reactions, autoimmune diseases and infections.

We expect that competition among any of our drugs approved for sale will be based on various factors, including drug safety and efficacy, prevalence of negative side effects, reliability, ease of administration, availability, price, insurance coverage and reimbursement status and patent position. We believe that our ability to compete depends largely upon our ability to research, develop and commercialize our existing and future drug candidates. Further, we need to continue to attract and retain qualified personnel, obtain patent protection, develop proprietary technology or processes and secure sufficient capital resources for the substantial time period between technological conception and commercial sales of drugs. Our ability to compete will also be affected by the speed at which we are able to identify and develop, conduct clinical testing and obtain regulatory approvals of our drug candidates. Potential competitors may develop treatments that are more effective and/or safer than our drug candidates or that would make our technology and drug candidates obsolete or non-competitive.

Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include Abbott, Amgen, AstraZeneca, Biogen Idec, Bayer, Elan, GSK, Johnson & Johnson, Merck, Merck Serono, Takeda, Novartis, Pfizer, Reata, Sanofi and Teva. Many or all of these established competitors are also heavily involved in research and drug development regarding various chemokine receptors. Pharmaceutical and biotechnology companies which are known to be involved in chemokine research and related drug development include Pfizer, GSK, Bristol-Myers Squibb, Merck, Takeda, Sanofi, Incyte, and UCB Pharma among others. These companies and others also compete with us in recruiting and retaining qualified scientific and management personnel, and in acquiring technologies complementary to, or necessary for, our programs.

Manufacturing

Our current drug candidates are manufactured using common chemical engineering and synthetic processes from readily available raw materials. Following GSK’s exercise of its options for the further development of Traficet-EN and CCX354, it assumed sole manufacturing responsibility for these drug candidates and each of their two respective designated back-up compounds. We rely on contract manufacturing organizations to produce our other drug candidates in accordance with the FDA’s current good manufacturing practices, or cGMP, regulations for use in our clinical trials. However, we currently rely on a single source supplier for our requirements of the API of each of these other drug candidates. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. We expect to rely on contract manufacturers for the manufacture of clinical and commercial supplies of our compounds other than those drug candidates for which GSK has exercised its option.

We purchase quantities of our drug candidates from our contract manufacturers pursuant to purchase orders that we place from time to time. If we were unable to obtain sufficient quantities of drug candidates or receive raw materials in a timely manner, we could be required to delay our ongoing clinical trials and seek alternative manufacturers, which would be costly and time-consuming. We believe we have multiple potential sources for our contract manufacturing.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, export and import of our drug candidates.

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act and the FDA’s implementing regulations. If we fail to comply with applicable FDA or other requirements at any time during the drug development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•

completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies all performed in accordance with the FDA’s current good laboratory practice, or cGLP, regulations;

•	submission to the FDA of an investigational new drug, or IND, application which must become effective before human clinical trials in the United States may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;

•	submission to the FDA of a new drug application, or NDA;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

Once a pharmaceutical drug candidate is identified for development, it enters the preclinical testing stage. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing the clinical trials to commence or not allowing the clinical trials to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during drug development, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be used. Each protocol must be submitted to the FDA as part of the IND. An independent institutional review board, or IRB, for each medical center proposing to conduct a clinical trial must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, requirements, including the requirements for informed consent.

All clinical research performed in the United States in support of an NDA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to FDA in support of an NDA so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial. We conducted our PROTECT-1 clinical trial solely at foreign clinical research sites, and we did not have authorization from the FDA under an IND to conduct that clinical trial in the United States. We designed the clinical trial to comply with FDA regulatory requirements for the use of foreign clinical data in support of an NDA, and the data were submitted from the PROTECT-1 clinical trial in support of future U.S. marketing application for Traficet-EN. We are pursuing a similar development strategy for CCX140 for which we are currently conducting two Phase II clinical trials in patients with diabetic nephropathy in certain European countries. These clinical trials are also designed to comply with FDA regulatory requirements so that the data from these trials can be used to support a regulatory filing in the United States. We plan to include the United States and Europe in our later-stage clinical development program for CCX140 and for other drug candidates we develop independently prior to filing for an NDA with the FDA and the EMA.

Clinical Trials

For purposes of NDA submission and approval, clinical trials are typically conducted in three sequential phases, which may overlap or be combined.

•

Phase I clinical trials are initially conducted in a limited population of subjects to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients with severe problems or life-threatening diseases to gain an early indication of its effectiveness.

•	Phase II clinical trials are generally conducted in a limited patient population to:

•	evaluate dosage tolerance and appropriate dosage;

•	identify possible adverse effects and safety risks; and

•	evaluate preliminarily the efficacy of the drug for specific targeted indications in patients with the disease or condition under study.

•

Phase III clinical trials, commonly referred to as pivotal studies, are typically conducted when Phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile. Phase III clinical trials are generally undertaken with large numbers of patients, such as groups of several hundred to several thousand, to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites.

In some cases, the FDA may condition approval of an NDA on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval. Such post-approval clinical trials are typically referred to as Phase IV clinical trials.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

New Drug Applications

The results of preclinical studies and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use.

Once an NDA has been accepted for filing, by law the FDA has 180 days for a priority review to examine the application and respond to the applicant. However, the review process is often significantly extended by FDA requests for additional information or clarification. Under the Prescription Drug User Fee Act, the FDA has a goal of responding to NDAs within ten months of submission for standard review, but this timeframe is also often extended. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable statutory and regulatory criteria are not satisfied, or it may require additional clinical data or an additional Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret data. Once the FDA approves an NDA, or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the drug reaches the market. Where a withdrawal may not be appropriate, the FDA still may seize existing inventory of such drug or require a recall of any drug already on the market. In addition, the FDA may require testing, including Phase IV clinical trials and surveillance programs to monitor the effect of approved drugs which have been commercialized. The FDA has the authority to prevent or limit further marketing of a drug based on the results of these post-marketing programs.

A sponsor may also seek approval of its drug candidates under programs designed to accelerate FDA’s review and approval of NDAs. For instance, a sponsor may seek FDA designation of a drug candidate as a “fast track product.” Fast track products are those products intended for the treatment of a serious or life-threatening condition and which demonstrate the potential to address unmet medical needs for such conditions. If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. In some cases, a fast track product may be approved on the basis of either a clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit under the FDA’s accelerated approval regulations. Approvals of this kind typically include requirements for appropriate post-approval Phase IV clinical trials to validate the surrogate endpoint or otherwise confirm the effect of the clinical endpoint. In addition, drug candidates may be eligible for “priority review,” or review within a six month timeframe from the date a complete NDA is accepted for filing, if a sponsor shows that its drug candidate provides a significant improvement compared to marketed drugs. When appropriate, we intend to seek fast track designation and/or accelerated approval for our drugs. We cannot predict whether any of our drug candidates will obtain a fast track and/or accelerated approval designation, or the ultimate impact, if any, of the fast track or the accelerated approval process on the timing or likelihood of FDA approval of any of our proposed drugs.

Drugs may be marketed only for the FDA approved indications and in accordance with the provisions of the approved labeling. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

Before approving an application, the FDA will inspect the facility or the facilities at which the finished drug product, and sometimes the active drug ingredient, is manufactured, and will not approve the drug unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance, and will not approve the drug unless compliance with GCP requirements is satisfactory.

The testing and approval processes require substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. Even if we believe a clinical trial has demonstrated safety and efficacy of one of our drug candidates for the treatment of a disease, the results may not be satisfactory to the FDA. Preclinical and clinical data may be interpreted by the FDA in different ways, which could delay, limit or prevent regulatory approval. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals which could delay or preclude us from marketing drugs. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the drugs. After approval, certain changes to the approved drug, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. Depending on the nature of the change proposed, an NDA supplement must be filed and approved before the change may be implemented. For many proposed post-approval changes to an NDA, the FDA has up to 180 days to review the application. As with new NDAs, the review process is often significantly extended by the FDA requests for additional information or clarification.

Other Regulatory Requirements

Any drugs manufactured or distributed by us or our collaborators pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution or withdraw approval of the NDA for that drug.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

Healthcare Reform

In March 2010, the President signed one of the most significant healthcare reform measures in decades. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act, substantially changes the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The comprehensive $940 billion dollar overhaul is expected to extend coverage to approximately 32 million previously uninsured Americans. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Additionally, the Affordable Care Act:

•	mandates a further shift in the burden of Medicaid payments to the states;

•	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

•	requires collection of rebates for drugs paid by Medicaid managed care organizations;

•

requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning January 2011; and

•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

The Affordable Care Act also establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. Beginning in 2014, IPAB is mandated to propose changes in Medicare payments if it is determined that the rate of growth of Medicare expenditures exceeds target growth rates. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services, including imaging services. A proposal made by the IPAB is required to be implemented by the U.S. government’s Centers for Medicare & Medicaid Services unless Congress adopts a proposal with savings greater than those proposed by the IPAB. IPAB proposals may impact payments for physician and free-standing services beginning in 2015 and for hospital services beginning in 2020.

A number of states have challenged the constitutionality of certain provisions of the Affordable Care Act, and many of these challenges are still pending final adjudication in several jurisdictions. Congress has also proposed a number of legislative initiatives, including possible repeal of the Affordable Care Act. At this time, it remains unclear whether there will be any changes made to the Affordable Care Act, whether to certain provisions or its entirety.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. In the event that the Joint Select Committee is unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, or Congress does not act on the committee’s recommendation, without amendment, by December 23, 2011, an automatic reduction is triggered. These automatic cuts would be made to several government programs and, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. Further, on September 19, 2011, President Obama presented his Plan for Economic Growth and Deficit Reduction to the Joint Select Committee, which includes $248 billion in Medicare savings ($240 billion of which comes from reducing and collecting Medicare payments incorrectly paid) and $72 billion in Medicaid savings. Beginning in 2017, the President’s proposal also shifts more of the Medicare costs to newly enrolled beneficiaries, including an increase in patient deductibles under Medicare Part B for certain beneficiaries, and increases Part B and Part D premiums for higher-income beneficiaries. The full impact on our business of the Affordable Care Act and other new laws is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our drugs once commercialized.

Third-Party Payor Coverage and Reimbursement

Although none of our drug candidates has been commercialized for any indication, if they are approved for marketing, commercial success of our drug candidates will depend, in part, upon the availability of coverage and reimbursement from third-party payors at the federal, state, and private levels. Government payor programs, including Medicare and Medicaid, private health care insurance companies, and managed-care plans have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or drug treatments. The U.S. Congress and state legislatures from time to time propose and adopt initiatives aimed at cost-containment. Ongoing federal and state government initiatives directed at lowering the total cost of health care will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems. Examples of how limits on drug coverage and reimbursement in the United States may cause reduced payments for drugs in the future include:

•	changing Medicare reimbursement methodologies;

•	fluctuating decisions on which drugs to include in formularies;

•	revising drug rebate calculations under the Medicaid program; and

•	reforming drug importation laws.

Some third-party payors also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse health care providers who use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our drug candidates and operate profitably.

Other Healthcare Laws and Regulations

We are also subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and impact our financial results.

International Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future drugs. Whether or not we obtain FDA approval for a drug, we must obtain approval of a drug by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the drug in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marking authorization that is valid for all European Union member states. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marking authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

In addition to regulations in Europe and the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our future drugs.

Employees

As of December 31, 2011, we had 64 full-time employees, 32 of whom hold Ph.D.s, M.D.s or both. Of our total workforce, 53 employees are engaged in research and development, and 11 employees are engaged in business development, finance, legal, human resources, facilities, information technology administration and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Research and Development

We invested $28.4 million, $33.5 million and $27.5 million in research and development in the years 2011, 2010 and 2009, respectively.

About ChemoCentryx

We commenced operations in 1997. Our principal offices are located at 850 Maude Avenue, Mountain View, California 94043, and our telephone number is (650) 210-2900. Our website address is www.chemocentryx.com. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. We have a wholly owned subsidiary, ChemoCentryx Limited, organized under the laws of the United Kingdom that is currently inactive.

Financial Information about Segments

We operate only in one business segment, which is the commercialization and development of pharmaceutical products. See note 1 to our consolidated financial statements included in this Annual Report on Form 10-K. For financial information regarding our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.chemocentryx.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

The following section includes the most significant factors that may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this Annual Report on Form 10-K before deciding to invest in our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects would likely be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

We anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2011 and 2010 was $4.6 million and $3.1 million, respectively (we generated net income of $15.6 million for the year ended December 31, 2009). As of December 31, 2011, we had an accumulated deficit of $94.3 million. We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to increase in the near term as we continue to conduct clinical trials for CCX140, CCX168, CCX872, CCX507 and CCX662 and conduct research and development of our other drug candidates. Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, has assumed all funding obligations for the further clinical development and commercialization of Traficet-EN and CCX354. If GSK exercises its option for further development and commercialization of our remaining drug candidate subject to the agreement, it will assume all funding obligations with respect to further clinical development of such drug candidate, but if it does not exercise such option, we will be responsible for such funding obligations. All of our products are in development and none has been approved for sale. To date, we have derived all of our revenues from up-front fees and milestone payments, other payments pursuant to our collaboration agreements and government grants and contracts for research and development. We do not anticipate that we will generate revenue from the sale of our products for the foreseeable future. In addition, if approved, we expect to incur significant costs to commercialize our drug candidates and our drugs may never gain market acceptance. If our drug candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

The commercial success of Traficet-EN depends, in large part, on the development and marketing efforts of GSK, and if GSK is unable to perform in accordance with the terms of our agreement, or is unable to obtain the required regulatory approvals for Traficet-EN, our potential to generate future revenue from this drug candidate would be significantly reduced and our business would be materially and adversely harmed.

Since inception, we have invested a significant portion of our time and financial resources in the development of our most advanced drug candidate, Traficet-EN. We currently have three other drug candidates in clinical trials, but we anticipate that our ability to generate significant product revenues in the near term will depend primarily on the successful development, regulatory approval, marketing and commercialization of Traficet-EN by us or by GSK, which is subject to significant uncertainty. In particular, we rely on GSK to fund and conduct the current pivotal Phase III trials with respect to Traficet-EN. Any of the following events or factors could have a material adverse effect on our ability to generate revenue from the commercialization of Traficet-EN:

•	GSK may be unable to successfully complete the clinical development of Traficet-EN;

•	GSK must comply with additional requests and recommendations from the FDA, including additional clinical trials;

•	GSK may not obtain all necessary approvals from the FDA and similar foreign regulatory agencies;

•	GSK may not commit sufficient resources to the development, regulatory approval, marketing and distribution of Traficet-EN;

•	Traficet-EN must be manufactured in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand;

•	Traficet-EN may not achieve market acceptance by physicians, patients and third party payors;

•	Traficet-EN may not compete successfully against alternative products and therapies; and

•	We, GSK or any other pharmaceutical organization may independently develop products that compete with Traficet-EN.

In order to obtain approval from the FDA of a new drug application, or NDA, for Traficet-EN, GSK will need to demonstrate through evidence from adequate and well-controlled clinical trials that Traficet-EN is safe and effective for each proposed indication. However, Traficet-EN may not be approved even though it achieved its specified endpoints in the current and/or future pivotal Phase III clinical trials intended to support an NDA which may be conducted by GSK. The FDA may disagree with the trial design and the interpretation of data from clinical trials, may ask GSK to conduct additional costly and time consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve Traficet-EN for fewer or more limited indications than GSK may request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of Traficet-EN.

If GSK or any of our future collaboration partners does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval, and commercialization efforts related to Traficet-EN could be delayed or terminated. It may be necessary for us to assume the responsibility at our own expense for the development of Traficet-EN. In that event, we would likely be required to limit the size and scope of one or more of our programs or increase our expenditures and seek additional funding and our potential to generate future revenue from Traficet-EN would be significantly reduced and our business would be materially and adversely harmed.

If clinical proof-of-concept is not achieved with respect to our remaining drug candidate under our strategic alliance with GSK, if GSK does not exercise its option thereunder, if the further development and commercialization efforts of GSK are not successful with respect to drug candidates for which it does exercise its options thereunder, or if GSK terminates the alliance or a particular program thereunder, we will not receive any additional revenue under the alliance with respect to such programs and our results of operations and financial condition will be materially adversely affected.

In August 2006, we entered into our strategic alliance with GSK. Under the terms of our agreement, we are responsible for the discovery and development of small molecule antagonists targeting four defined chemokine and chemo-attractant receptor targets (CCR9, CCR1, C5aR and ChemR23) and taking them through clinical proof-of-concept. If we demonstrate successful clinical proof-of-concept, GSK is entitled to options to exclusively license drug candidates that are subject to the collaboration and two defined back-up compounds for each drug candidate for further development and commercialization on a worldwide basis. The agreement contemplated up to six drug options, each of which covers a drug candidate against four defined targets, including Traficet-EN (CCR9), CCX354 (CCR1), CCX168 (C5aR) and CCX832 (ChemR23), and their associated back-up compounds. The other two drug options were for second generation drug candidates and their associated back-up compounds that would target any of the four collaboration targets. However, we and GSK chose not to nominate second generation drug candidates against any of the four defined targets during the agreement’s research term, which has expired. In addition, in February 2012, based on unblinded data from a recently completed Phase I clinical trial of CCX832, we and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds. GSK has already exercised its options to Traficet-EN and CCX354 and each of their two respective defined back-up compounds. Thus, GSK’s only remaining option is to CCX168 and its associated back-up compounds.

In December 2009, GSK exercised its option under the agreement to obtain an exclusive license for the further development and commercialization of Traficet-EN, our CCR9 drug candidate, and two identified back-up compounds. As a result of GSK’s exercise of this option, we are entitled to receive (x) up to $82.0 million, in the aggregate, consisting of (1) a non-refundable option exercise fee of $35.0 million and (2) up to $47.0 million in the aggregate for the filing of an NDA in the United States and comparable filings in other territories, (y) up to $75.0 million in the aggregate for the regulatory approval of products for commercial sale in the United States and other territories and (z) up to $250.0 million in sales milestones. In January 2010, after GSK obtained Hart-Scott-Rodino clearance for its option exercise, it paid us the option exercise fee of $35.0 million and assumed sole responsibility for the further development and commercialization of Traficet-EN and its two designated back-up compounds, at its expense, subject to our specified co-development and commercial participation rights.

In November 2011, GSK exercised its option under the agreement to obtain an exclusive license for the further development and commercialization of CCX354, our CCR1 drug candidate, and two identified back-up compounds. As a result of GSK’s exercise of this option, we are entitled to receive (x) up to $72.0 million, in the aggregate, consisting of (1) a non-refundable option exercise fee of $25.0 million and (2) up to $47.0 million in the aggregate for the filing of an NDA in the United States and comparable filings in other territories, (y) up to $75.0 million in the aggregate for the regulatory approval of products for commercial sale in the United States and other territories and (z) up to $125.0 million in sales milestones. In December 2011, GSK paid us the option exercise fee of $25.0 million and assumed sole responsibility for the further development and commercialization of CCX354 and its two designated back-up compounds, at its expense. There is no assurance that GSK will be successful in its further development and commercialization of CCX354 or that the relevant regulatory filing or approval or sales milestones can be achieved such that we will receive the related milestone payments.

If a given proof-of-concept trial for our CCX168 drug candidate is successfully completed and GSK elects to exercise its option to such drug candidate, we would be entitled to receive, as with CCX354, (x) up to $72.0 million, in the aggregate, consisting of (1) an option exercise fee of $25.0 million and (2) up to $47.0 million in the aggregate for the filing of an NDA in the United States and comparable filings in other territories, (y) up to $75.0 million in the aggregate for the regulatory approval of products for commercial sale in the United States and other territories and (z) up to $125.0 million in sales milestones. We cannot assure you that we will be able to successfully complete a proof-of-concept trial for CCX168 or that the relevant regulatory filing or approval milestones can be achieved for any our programs so that we will receive the related option exercise fees and milestone payments. In addition, even if proof-of-concept trials for any of our drug candidates result in positive outcomes, GSK is under no obligation to exercise its option and we cannot assure you that GSK will exercise its remaining option, or that GSK will obtain Hart-Scott-Rodino clearance with respect to such option, to the extent that such approval is required.

GSK may terminate the entire collaboration agreement or any collaboration program on a program-by-program basis for any reason upon 90 days prior written notice to us. The agreement or any program under the agreement may also be terminated for cause under certain circumstances, including material breach and insolvency. In addition, GSK may terminate its rights with respect to the licensed product if it determines in good faith, for any reason, to cease the development and commercialization of such product and provides us with a written notice of such intent.

If GSK does not exercise its option with respect to our other drug candidate, terminates its rights with respect to a licensed product, or terminates the agreement:

•	we would not be entitled to receive the relevant option exercise fee or milestone payments;

•

we would owe GSK up to 5% royalties with respect to drug candidates covered by the agreement which we elected to subsequently commercialize, depending upon the stage of development at which such product commercialization rights reverted back to us;

•	the development of our drug candidates subject to the agreement may be terminated or significantly delayed;

•

we may be required to hire additional employees and allocate scarce resources to the development and commercialization of drug candidates that were previously the subject of the GSK agreement and as a result our cash expenditures could increase significantly;

•

we would bear all of the risks and costs related to the further development and commercialization of drug candidates that were previously the subject of the GSK agreement, including the reimbursement of third parties; and

•

we may need to establish alternative collaboration arrangements, and we may not be able to do so, or may not be able to do so on terms which are acceptable to us, in which case we would likely be required to limit the size or scope of one or more of our programs or increase our expenditures and seek substantial additional funding.

Any of these events would have a material adverse effect on our results of operations and financial condition.

The development of new drugs is a highly risky undertaking which involves a lengthy process, and our drug discovery and development activities therefore may not result in products that are approved by the applicable regulatory authorities on the time schedule we have planned, or at all.

Our drug candidates are in the early stages of drug discovery or clinical trials and are prone to the risks of failure inherent in drug development. As of the date of this Annual Report on Form 10-K, only four of our current drug candidates, Traficet-EN, CCX140, CCX354 and CCX168 have been tested in human beings. We will need to conduct significant additional preclinical studies and clinical trials before we can demonstrate that any of our drug candidates is safe and effective to the satisfaction of the FDA and other regulatory authorities. Preclinical studies and clinical trials are expensive and uncertain processes that take years to complete. For example, we incurred significant expenses related to the IND filing and the completed single ascending dose Phase I clinical trial for CCX915, our first generation CCR2 drug candidate, which did not advance into Phase II clinical trials because its pharmacokinetic properties in humans did not meet our expectations. Failure can occur at any stage of the process, and we cannot assure you that any of our drug candidates will result in commercially successful products.

We cannot assure you that our ongoing clinical trials or any future clinical trial of any of our other drug candidates, will be completed on schedule, or at all, or whether our planned clinical trials will start in a timely manner. The commencement of our planned clinical trials could be substantially delayed or prevented by a number of factors, including:

•	delays or failures in obtaining sufficient quantities of the active pharmaceutical ingredient, or API, and/or drug product;

•	delays or failures in reaching agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites;

•	delays or failures in obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

•	the need to successfully complete, on a timely basis, preclinical safety pharmacology studies;

•	the limited number of, and competition for, suitable sites to conduct the clinical trials;

•	the limited number of, and competition for, suitable patients for enrollment in the clinical trials; and

•	delays or failures in obtaining regulatory approval to commence a clinical trial.

The completion of our clinical trials could also be substantially delayed or prevented by a number of factors, including:

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trials;

•	failure of our third party vendors to timely or adequately perform their contractual obligations relating to the clinical trials;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	inability to monitor patients adequately during or after treatment;

•	termination of the clinical trials by one or more clinical trial sites;

•	unforeseen safety issues;

•	lack of efficacy demonstrated during clinical trials;

•	lack of adequate funding to continue the clinical trials;

•	the need for unexpected discussions with the FDA or other foreign regulatory agencies regarding the scope or design of our clinical trials or the need to conduct additional trials;

•	unforeseen delays by the FDA or other foreign regulatory agencies after submission of our results;

•	an unfavorable FDA inspection of our contract manufacturers of API or drug product; and

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold.

Any failure or significant delay in completing clinical trials for our drug candidates would harm the commercial prospects for our drug candidates and adversely affect our financial results.

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our drug candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a drug candidate.

If we are required to suspend or discontinue clinical trials due to side effects or other safety risks, or if we are required to conduct studies on the long-term effects associated with the use of our drug candidates, our efforts to commercialize our products could be delayed or halted.

Our clinical trials may be suspended or terminated at any time for a number of safety-related reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that our drug candidates present an unacceptable safety risk to the clinical trial patients. In addition, IRBs or regulatory agencies may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. Administering any drug candidate to humans may produce undesirable side effects. The existence of undesirable side effects resulting from our drug candidates could cause us or regulatory authorities, such as the FDA, to interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory agencies denying further development or approval of our drug candidates for any or all targeted indications. This, in turn, could affect whether GSK exercises its remaining license option under our strategic alliance and could prevent us from commercializing our drug candidates.

Further, chemokine receptors and chemo-attractant receptors are a novel class of targets. As a result, we may experience unforeseen adverse side effects with our existing and future drug candidates, including Traficet-EN and CCX140. As of the date of this Annual Report on Form 10-K, four of our current drug candidates have been tested in human beings. Although we have not observed significant harmful side effects in prior studies of Traficet-EN, CCX140 or our other drug candidates, later trials could reveal such side effects. The pharmacokinetic profile of preclinical studies may not be indicative of results in any clinical trial. For example, prior to commencing our preclinical studies of our CCX140 drug candidate, we studied another drug candidate that targeted CCR2, which we abandoned after pharmacokinetic results were not as favorable in humans as in earlier preclinical animal studies. We have not conducted studies on the long-term effects associated with the use of our drug candidates. Studies of these long-term effects may be required for regulatory approval and would delay our introduction of Traficet-EN, CCX140 or our other drug candidates into the market. These studies could also be required at any time after regulatory approval of any of our drug candidates. Absence of long-term data may also limit the approved uses of our products, if any, to short-term use. Some or all of our drug candidates may prove to be unsafe for human use.

Even if our drug candidates do obtain regulatory approval they may never achieve market acceptance or commercial success.

Even if we obtain FDA or other regulatory approvals, our drug candidates may not achieve market acceptance among physicians, patients and third party payors and, ultimately, may not be commercially successful. Market acceptance of our drug candidates for which we receive approval depends on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;

•	the clinical indications for which the drug is approved;

•	acceptance by physicians, major operators of clinics and patients of the drug as a safe and effective treatment;

•	the potential and perceived advantages of our drug candidates over alternative treatments;

•	the safety of drug candidates seen in a broader patient group, including its use outside the approved indications;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third parties and government authorities;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts.

Any failure by our drug candidates that obtain regulatory approval to achieve market acceptance or commercial success would adversely affect our financial results.

The commercial success of CCX140 depends, in part, on our ability to develop and market the drug in North America and to find partners to co-develop and commercialize the drug outside North America, and if we fail in these initiatives, our ability to generate future revenue could be significantly reduced.

If we successfully complete the Phase II program for our lead independent drug candidate, CCX140, we plan to initiate Phase III clinical trials either alone or together with a co-development partner. We plan to retain commercial rights to CCX140 in North America and find partners for co-development and commercialization outside North America. We have invested a significant amount of our time and financial resources in the development of CCX140 and our ability to generate future revenue will depend, in part, on our ability to identify a co-development partner and the development, regulatory approval, marketing and commercialization of CCX140 by us and any future partners. Any of the following events or factors could have a material adverse effect on our ability to generate revenue from the commercialization of CCX140:

•	We may be unable to successfully complete the clinical development of CCX140;

•	Our lack of experience in commercializing and marketing drug products;

•	We may not have or be able to obtain sufficient financial resources to develop and commercialize CCX140;

•	We may not be able to identify a suitable co-development partner;

•

We or any of our future partners may fail to fulfill our responsibilities in a timely manner or fail to commit sufficient resources to the development, regulatory approval, and commercialization efforts related to CCX140;

•	We or any of our future partners must comply with additional requests and recommendations from the FDA, including additional clinical trials;

•	We or any of our future partners may not obtain all necessary approvals from the FDA and similar foreign regulatory agencies;

•	CCX140 must be manufactured in compliance with requirements of FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand;

•	CCX140 may not achieve market acceptance by physicians, patients and third party payors;

•	CCX140 may not compete successfully against alternative products and therapies; and

•	We or any pharmaceutical company may independently develop products that compete with CCX140.

We rely on third parties to conduct all our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our drug candidates.

We currently do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as clinical research organizations, or CROs, to conduct clinical trials on our drug candidates. The third parties with which we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. In particular, we rely on GSK to fund and conduct the current pivotal Phase III trials with respect to Traficet-EN. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as current good clinical practices, or cGCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

In addition, the execution of preclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. In most cases, these third parties may terminate their agreements with us upon 30 days prior written notice of a material breach by us that is not cured within 30 days. Many of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency or our failure to comply with applicable laws. In general, these agreements require such third parties to reasonably cooperate with us at our expense for an orderly winding down of services of such third parties under the agreements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or cGCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be costly, and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the drug candidate being tested in such trials.

If any of our drug candidates receives marketing approval and we or others later identify undesirable side effects caused by the drug candidate, our ability to market and derive revenue from the drugs could be compromised.

If we or others identify undesirable side effects caused by one of our drugs, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the drug or seize the drug;

•	we may be required to recall the drug or change the way the drug is administered;

•	additional restrictions may be imposed on the marketing of the particular drug or the manufacturing processes;

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;

•	we could be sued and held liable for harm caused to patients;

•	the drug may become less competitive; and

•	our reputation may suffer.

Any of these could result in the loss of significant revenues, which would materially and adversely affect our results of operations and business.

We will need additional financing and may be unable to raise capital on acceptable terms, or at all, when needed, which would force us to delay, reduce or eliminate our research and development programs and other operations or commercialization efforts.

We are advancing multiple drug candidates through discovery and development and will require substantial funds to conduct development, including preclinical studies and clinical trials, of our drug candidates. Commercialization of any drug candidate will also require substantial expenditures. While we currently expect GSK to assist us in our development and commercialization efforts with respect to those of our drug candidates for which GSK exercises an option under our agreement, we may also need additional financing to the extent that we are required to hire additional employees to co-promote drug candidates or to commercialize drug candidates that may not be covered by our collaboration agreement.

As of December 31, 2011, we had approximately $96.1 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals;

•	the continuation and success of our strategic alliance with GSK and future collaboration partners;

•	the exercise of the remaining option under the GSK agreement;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;

•	our ability to enter into additional collaboration, licensing, government or other arrangements and the terms and timing of such arrangements;

•	potential acquisition or in-licensing of other products or technologies; and

•	the emergence of competing technologies or other adverse market developments.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. We currently have no understandings, commitments or agreements relating to any of these types of transactions.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, government grants and contracts and/or strategic collaborations. Additional financing may not be available to us when we need it or it may not be available on favorable terms, if at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or our commercialization efforts. We may be required to enter into collaborative partnerships for one or more of our drug candidate programs at an earlier stage of development or on less favorable terms, which may require us to relinquish rights to some of our drug candidates that we would otherwise have pursued on our own.

We may form additional strategic alliances in the future with respect to our independent programs, and we may not realize the benefits of such alliances.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our independent programs that we believe will complement or augment our existing business. For example, we plan to find a partner for co-development and commercialization of CCX140 and CCX662 outside North America upon completion of clinical development of CCX140 for the treatment of patients with diabetic nephropathy and CCX662 for the treatment of glioblastoma multiforme, or GBM. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

Key elements of our proprietary suite of drug discovery technologies, known as EnabaLink, including our RAM screening technology, are new approaches to the discovery and development of new drug candidates and may not result in the discovery of any small molecule compounds of commercial value.

We must continue to identify and develop compounds that target the chemokine network and expand our portfolio of drug candidates. Research programs to identify new disease targets and drug candidates require substantial technical, financial and human resources. We have limited resources to study the more than 50 known chemokine ligands, as described in a February 2006 article in the New England Journal of Medicine, and approximately 25 identified chemokine receptors. EnabaLink represents a new approach to the development of new drug candidates (see “Item 1. Business — Our Proprietary Drug Discovery Platform, EnabaLink”) and we cannot assure you that EnabaLink will result in the discovery of new drug candidates. EnabaLink has only resulted in a limited number of clinical and preclinical stage programs to date, and we may not identify any therapeutic small molecule compounds of commercial value using EnabaLink or other commercially available drug discovery technologies.

If our Reverse Activation of Migration, or RAM, screening technology or any other screening technologies fail to identify highly specific “hits” that lead to the development of new drug candidates, our business may be materially and adversely affected. Our scientists may be unable to optimize the chemical “hits” identified by our RAM screening technology and develop the identified starting material into a candidate for further development that meets the desired product criteria. Our research and development programs may initially show promise in identifying chemokine receptors and their impact on the body’s immune system, yet fail to yield drug candidates that are suitable for preclinical and clinical development. We cannot assure you that our current efforts will be successful or that we will not abandon any of our efforts in the future related to a particular chemokine receptor or small molecule program.

We rely on third party contract manufacturing organizations to manufacture and supply our drug candidates for us, other than Traficet-EN and CCX354 for which GSK has manufacturing responsibility. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers. We may also face delays in the development and commercialization of our drug candidates.

Following GSK’s exercise of its options for the further development of Traficet-EN and CCX354, it assumed sole manufacturing responsibility for those drug candidates and each of their two respective back-up compounds and we are no longer involved in their manufacture. We currently have limited experience in, and we do not own facilities for, manufacturing our other drug candidates. We rely upon third party contract manufacturing organizations to manufacture and supply larger quantities of these other drug candidates. The manufacture of pharmaceutical products in compliance with cGMPs requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the drug candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA current good manufacturing practice, or cGMP, requirements, other federal and state regulatory requirements, and foreign regulations. Raw materials for the synthesis of our API are sourced globally. If the manufacturers of our raw materials and pharmaceutical products were to encounter any difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study drugs in our preclinical studies and clinical trials would be jeopardized. Any delay or interruption in the supply of preclinical study or clinical trial materials could delay the completion of our preclinical studies and clinical trials, increase the costs associated with maintaining our preclinical study and clinical trial programs and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the studies and trials completely.

All manufacturers of our drug candidates must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our component materials may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our drug candidates or entail higher costs or impair our reputation.

We currently rely on a single source supplier for API for each of our drug candidates, other than Traficet-EN and CCX354 for which the responsibility for supplying the API and drug product has been assumed by GSK. IRIX Pharmaceuticals, Inc., currently manufactures the API for CCX140 and CCX168 for our Phase II clinical trials. Cambridge Major Laboratories has been contracted to manufacture CCX140 API for our Phase III clinical trials. Our current agreements with our suppliers do not provide for the entire supply of the API necessary for additional clinical trials or for full-scale commercialization. We have agreements with the University of Iowa Pharmaceuticals to manufacture the drug product for CCX140 for our Phase II clinical trials and GSK to manufacture the drug product for CCX168. Patheon has been contracted to manufacture CCX140 drug product for our Phase III clinical trials. In the event that we and our suppliers cannot agree to the terms and conditions for them to provide some or all of our API clinical and commercial supply needs, or if any single source supplier terminates the agreement in response to a breach by us, we would not be able to manufacture the API on a commercial scale until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, drug candidates.

Although alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for alternative suppliers, which could have a material adverse effect on our business. New suppliers of any API would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing such ingredients. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.

We currently have no sales and marketing staff or distribution organization. If we are unable to develop a sales and marketing and distribution capability on our own or through collaborations with GSK or other marketing partners, we will not be successful in commercializing our future products.

We currently have no sales, marketing or distribution capabilities or experience. If our products are approved for sale, we intend to rely on GSK to assist us in the marketing and distribution of our products for which GSK has exercised an option under our agreement, but there can be no assurance it will elect to market and distribute our products or that it will not terminate our collaboration arrangement. If GSK does not exercise its remaining option, we may need to enter into distribution or co-marketing arrangements with other third parties. To the extent we rely on third parties for marketing and distributing our approved products, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control and our product revenue is likely to be lower than if we directly marketed or sold our products. GSK or other future collaborators may fail to develop or effectively commercialize our drug candidates because they cannot obtain necessary regulatory approvals, development or commercialization is not commercially reasonable, they elect to pursue competitive products outside of the collaboration; or for other reasons. If we are unable to enter into arrangements with third parties to commercialize the approved products on acceptable terms or at all, we may not be able to successfully commercialize our future products or we will have to market these products ourselves, which will be expensive and require us to build our own sales force, which we do not have experience doing. For example, we plan to retain commercial rights to CCX140 in North America and intend to build a small specialty sales force calling on nephrologists in North America. In addition, under our collaboration agreement with GSK, we have co-promotion rights with respect to certain drugs, but we do not have experience managing a sales force, selling drugs or marketing drugs. We cannot assure you we will be successful in any of these initiatives. If we are not successful in commercializing our future products, either on our own or through collaborations with GSK or one or more third parties, or co-promoting drugs with GSK, any future product revenue will be materially adversely affected.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2011, we had 64 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	manage our clinical trials effectively, including our Phase II clinical trials for CCX140 and CCX168, which are being conducted at numerous trial sites throughout the world;

•	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators, government agencies and other third parties;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	identify, recruit, maintain, motivate and integrate additional employees.

We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than us.

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the pharmaceutical, biotechnology and other related markets that are researching and marketing products designed to address IBD, chronic kidney disease, including diabetic nephropathy, rheumatoid arthritis, other autoimmune diseases and inflammatory disorders, and cancer. Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include, for example, Abbott, Amgen, AstraZeneca, Biogen Idec, Bayer, Elan, GSK, Johnson & Johnson, Merck, Merck Serono, Takeda, Novartis, Pfizer, Reata, Sanofi and Teva. Many or all of these established competitors are also involved in research and drug development regarding various chemokine receptors. Pharmaceutical and biotechnology companies which are known to be involved in chemokine research and related drug development include Pfizer, GSK, Bristol-Myers Squibb, Merck, Takeda, Sanofi, Incyte, and UCB Pharma among others.

We are developing small molecule therapeutics that will compete with other drugs and alternative therapies that are currently marketed or are being developed to treat IBD, chronic kidney disease and diabetic nephropathy, rheumatoid arthritis, other autoimmune diseases and inflammatory disorders, and cancer. If approved for marketing by the FDA, Traficet-EN, our lead IBD drug candidate, would compete against existing IBD treatments such as Remicade, Humira, and other TNF-a inhibitors, immunomodulatory drugs and corticosteroids and potentially against other novel IBD drug candidates that are currently in development. Similarly, other future drug candidates we are pursuing would compete against numerous existing and established drugs and potentially against other novel drugs and therapies that are currently in development. See “Item 1. Business — Competition.”] We also anticipate that we will face increased competition in the future as new companies enter into our target markets and scientific developments surrounding the chemokine system continue to develop.

Many of our competitors have materially greater name recognition and financial, manufacturing, marketing, research and drug development resources than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

We may be subject to costly product liability claims related to our clinical trials and drug candidates and, if we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

Because we conduct clinical trials with human patients, we face the risk that the use of our drug candidates may result in adverse side effects to patients and to otherwise healthy volunteers in our clinical trials. We face even greater risks upon any commercialization of our drug candidates. Although we have product liability insurance for clinical trials for up to $10.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer, and we will be required to increase our product liability insurance coverage for our advanced clinical trials that we plan to initiate. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. An individual may bring a product liability claim against us if one of our drug candidates or products causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

•	withdrawal of clinical trial volunteers, investigators, patients or trial sites;

•	the inability to commercialize our drug candidates;

•	decreased demand for our drug candidates;

•	regulatory investigations that could require costly recalls or product modifications;

•	loss of revenues;

•	substantial costs of litigation;

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;

•	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;

•	the diversion of management’s attention from our business; and

•	damage to our reputation and the reputation of our products.

Our business involves the use of hazardous materials and we and our third-party manufacturers must comply with environmental laws and regulations, which may be expensive and restrict how we do business.

Our third-party manufacturers’ activities and our own activities involve the controlled storage, use and disposal of hazardous materials, including the components of our pharmaceutical products, test samples and reagents, biological materials and other hazardous compounds. We and our manufacturers are subject to federal, state and local and foreign laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these hazardous materials. We currently carry no insurance specifically covering environmental claims relating to the use of hazardous materials. Although we believe that our safety procedures for handling and disposing of these materials and waste products comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of an accident, state or federal or other applicable authorities may curtail our use of these materials and/or interrupt our business operations. In addition, if an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines. The substantial unexpected costs we may incur could significantly harm our financial condition and results of operations.

Future financings may adversely affect our stockholders or impose restrictions on our assets or operations, which may harm our business.

If we raise additional capital by issuing equity securities or convertible debt securities, then our existing stockholders’ ownership will be diluted and the terms of any new equity securities may have preferences over our common stock. If we raise additional capital through the issuance of debt securities, the debt will have rights senior to the holders of our common stock and may contain covenants that restrict our operational flexibility or impose liens or other restrictions on our assets. In addition, the terms of future financings may restrict our ability to raise additional capital, which would delay or prevent the further development or commercialization of our drug candidates. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our current drug candidates, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and we may be required to delay, significantly curtail or eliminate the development of one or more of our drug candidates.

We are highly dependent on the services of our founder, President and Chief Executive Officer, Dr. Thomas J. Schall, and if we are not able to retain Dr. Schall or other members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.

We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay area. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We are highly dependent on the principal members of our management and scientific staff. The loss of service of any of our management could harm our business. In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management, clinical and scientific personnel. The competition for qualified personnel in the pharmaceutical industry is intense. Due to our limited resources, we may not be able to effectively attract and recruit additional qualified personnel. If we are not able to retain our management, particularly our founder, President and Chief Executive Officer, Dr. Schall, and attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, including Dr. Schall, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. In addition to the competition for personnel, the San Francisco Bay area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

In addition, we have scientific and clinical advisors who assist us in formulating our product development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us, or may have arrangements with other companies to assist in the development of products that may compete with ours.

Requirements associated with being a public company increase our costs significantly, as well as divert significant company resources and management attention.

Prior to our initial public offering in February 2012, we were not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the other rules and regulations of the SEC or any securities exchange relating to public companies. We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, the expenses that will be required in order to continue as a public company could be material. Compliance with the various reporting and other requirements applicable to public companies also require considerable time and attention of management. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, we may be subject to sanctions by regulatory authorities.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and beginning with our annual report for fiscal 2012 provide a management report on the internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, or SEC, or The NASDAQ Stock Market LLC, or NASDAQ. Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price.

We may be adversely affected by the current economic environment.

Our ability to attract and retain collaboration partners or customers, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States and inflationary pressures. We cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

We are exposed to risks associated with reduced profitability and the potential financial instability of our collaboration partners or customers, many of which may be adversely affected by volatile conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, our collaboration partners or customers may experience reductions in revenues, profitability and/or cash flow that could lead them to reduce their support of our programs or financing activities. If collaboration partners or customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. This, in turn, could adversely affect our financial condition and liquidity. In addition, if economic challenges in the United States result in widespread and prolonged unemployment, either regionally or on a national basis, prior to the effectiveness of certain provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively known as the Affordable Care Act, a substantial number of people may become uninsured or underinsured. To the extent economic challenges result in fewer individuals pursuing or being able to afford our products once commercialized, our business, results of operations, financial condition and cash flows could be adversely affected.

Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our drug candidates could be delayed.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income and taxes may be limited. We previously determined that we had ownership changes that occurred in July 1999 and June 2004, which limit our ability to use our then existing tax attributes. Following our initial public offering, we determined that a change in ownership had not occurred.

However, future changes in our stock ownership, many of the causes of which are outside our control, could result in an ownership change. Any such ownership changes could further limit our ability to use net operating loss carryforwards and other pre-change tax attributes.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our corporate headquarters is located in California and certain clinical sites for our drug candidates, operations of our existing and future partners and suppliers are or will be located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant partners, suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural or manmade disaster.

Risks Related to Intellectual Property

We may have to license rights from Millennium Pharmaceuticals, Inc. or engage in patent litigation in order to secure the rights necessary to commercialize Traficet-EN. Patent litigation could absorb significant management time and financial resources, and, if we do not prevail, could have a material adverse effect on our ability to derive revenues from our agreement with GSK.

Millennium Pharmaceuticals, Inc., or Millennium, has obtained certain U.S. patents which include claims to small molecules that modulate CCR9, compositions thereof, and methods of using them to treat conditions such as IBD. We became aware of Millennium’s CCR9-related patent applications during our own routine patent and patent literature review. Millennium, which was acquired by Takeda Pharmaceutical Company Limited, or Takeda, in May 2008 and is currently a wholly owned subsidiary of Takeda, may contend that the claims of these patents cover our patented Traficet-EN drug candidate. We believe that our activities related to Traficet-EN are currently exempt from patent infringement liability because these activities are strictly limited to obtaining information for regulatory approval. However, if and when our Traficet-EN related activities extend beyond those related to seeking regulatory approval, such as, for example, if and when we commercialize Traficet-EN, Millennium might then commence an infringement action against us based on these patents and/or other related patents that it may be granted in the future. If Millennium elects to sue us, we believe that we may have viable defenses to any such infringement suit. However, we cannot assure you that the relevant court would find in our favor with respect to such defenses. Intellectual property litigation and patent litigation in particular, is expensive, complex and lengthy and its outcome is difficult to predict. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our strategic partners from using, selling, offering to sell or importing out current or future drug candidates or could enter an order mandating that we undertake certain remedial activities. During 2005, we did engage in preliminary discussions with Millennium regarding potentially collaborating with respect to CCR9, given that both we and Millennium have patents relating to CCR9. However, these discussions were general in nature and did not progress beyond the preliminary stage. Other than these preliminary discussions, we have not had any conversations or contacts with Millennium relating to CCR9. Under our agreement with GSK, GSK has the right, but not the obligation, to defend against third party patent infringement claims for licensed drugs. If GSK elects to defend against any such claims, it has the sole right to direct the defense of such claims and settle such claims at its own cost and expense. If GSK elects not to defend against such claims, we have the right, but not the obligation, to defend against such claims.

We may also be subject to negative publicity due to litigation. Pending or future patent litigation against us or any strategic partners by Millennium or anyone else may force us or any strategic partners to stop or delay developing, manufacturing or selling potential drug candidates that are claimed to infringe a third party’s intellectual property, unless that party grants us or any strategic partners rights to use its intellectual property. If

Millennium is able to obtain an injunction and neither we nor our strategic partners are able to obtain a license, both we and our strategic partners would be precluded from the manufacture and sale of Traficet-EN. U.S. patents are entitled to a presumption of validity and the burden of proving invalidity would be heavily weighted against us. Specifically, we would be required to show by clear and convincing evidence that Millennium’s patents are invalid. Such decisions on patent validity often favor the patent owner because of the presumption of validity. If we or our strategic partners are unable to show that Millennium’s patent is invalid and neither we nor our strategic partners are able to obtain a license from Millennium for the use of their intellectual property at all or on commercially acceptable terms, this would preclude both us and our strategic partners from the manufacture and sale of Traficet-EN or related candidate compounds found to be covered by Millennium’s patent claims. If we are able to obtain a license from Millennium, we will be solely responsible for all fees required to be paid to Millennium in connection with such license and GSK will bear no responsibility for such license fees. See “Item 1. Business — Intellectual Property.”

The cost to us of any patent litigation or other proceedings, such as interference proceedings, which are meant to determine who first invented any of the claims covered by the patent even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Discovery proceedings in the United States might lead to the disclosure of some of our proprietary confidential information. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management and technical staff’s time which may materially and adversely impact our financial position and results of operations.

Our proprietary rights may not adequately protect our technologies and drug candidates. If we are unable to protect our drug candidates and our intellectual property rights, it may materially adversely affect our position in the market.

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for our technologies, intellectual property and drug candidates in the United States and other countries. Our patent estate, on a worldwide basis, includes approximately 390 issued or allowed patents and approximately 325 pending patent applications, with claims relating to all of our current clinical stage drug candidates. With respect to our lead drug candidates in the CCR1, CCR2 and CCR9 programs, we have approximately 100 issued or allowed patents worldwide relating to their chemical composition or use thereof. There are approximately 40 patent applications pending for our other clinical stage compounds in the C5aR and ChemR23 programs. We have approximately 180 issued patents relating to other small molecule compounds and approximately 60 issued patents relating to our novel biological discoveries. We also have approximately 50 issued patents relating to our proprietary screening and drug development technologies. We cannot assure you that any of our patent applications will result in issued patents. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

We apply for patents covering both our technologies and drug candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or drug candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing products and technologies. Moreover, the patent positions of numerous biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of our patents cannot be predicted with certainty. In addition, we cannot assure you that:

•	we were the first to make the inventions covered by each of our issued patents and pending patent applications;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies by inventing around our claims;

•	any of our pending patent applications will result in issued patents;

•	a third party will not challenge our proprietary rights or that a court will hold that our patents are valid and enforceable;

•	any patents issued to us or our collaboration partners will provide us with any competitive advantages, or will not be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will not have an adverse effect on our business.

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, or USPTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, President Obama signed the America Invents Act which codifies several significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions, and creating a post-grant opposition process to challenge patents after they have issued. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address any of these provisions, and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed.

We rely upon unpatented trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our collaborators and consultants. We also have agreements with our employees and selected consultants that obligate them to assign their inventions to us. However, it is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees and consultants that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors. In addition, intellectual property laws in foreign countries may not protect our intellectual property to the same extent as the laws of the United States.

We may become subject to third parties’ claims alleging infringement of patents and proprietary rights or seeking to invalidate our patents or proprietary rights, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of our products.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We may be subject to third-party claims in the future against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or drug candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine the priority of invention. We may also become involved in similar opposition proceedings in the European Patent Office regarding our intellectual property rights with respect to our products and technology.

Restrictions on our patent rights relating to our drug candidates may limit our ability to prevent third parties from competing against us.

Our success will depend, in part, on our ability to obtain and maintain patent protection for our drug candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. Composition-of-matter patents on APIs are generally considered to be the strongest form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use. Entirely new individual chemical compounds, often referred to as new chemical entities, are typically entitled to composition-of-matter coverage. However, we cannot be certain that the current law will remain the same, or that our drug candidates will be considered novel and non-obvious by the USPTO and courts.

In addition to composition-of-matter patents and patent applications, we also have filed method-of-use patent applications. This type of patent protects the use of the product only for the specified method. However, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if these competitors do not actively promote their product for our targeted indication, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

Patent applications in the United States and most other countries are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months or more. As a result, we cannot be certain that we and the inventors of the issued patents and applications that we may in-license were the first to conceive of the inventions covered by such patents and pending patent applications or that we and those inventors were the first to file patent applications covering such inventions. Also, we have numerous issued patents and some patent applications pending before the USPTO and the patent protection may lapse before we manage to obtain commercial value from them, which might result in increased competition and materially affect our position in the market.

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of our employees’ or consultants’ former employers or their clients. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages and may lose valuable intellectual property rights or personnel.

Many of our employees were previously employed at universities or biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to commercialize, or prevent us from commercializing our drug candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Some of our intellectual property which is discovered through government funded programs is subject to federal regulation such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements, and limit our ability to contract with foreign manufacturers.

Some of our existing drug candidates, including CCX140, and some of our research and development work were funded, at least in part, by the U.S. government and are therefore subject to certain federal regulations. For example, some of our research and development work on vaccine adjuvants and immunomodulation for biothreat applications was funded by government research grants. In addition, as noted on several of our patents including U.S. Patent Nos. 7,884,110; 7,622,583; 7,776,877; and 7,683,176, inventions covering various CCR9 and CCR2 antagonists were supported at least in part by NIH funding (U19-AI056690-01). Under the “march-in” provisions of the Bayh-Dole Act, the government may have the right under limited circumstances to require us to grant exclusive, partially exclusive or non-exclusive rights to third parties for intellectual property discovered through the government funded program. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the new invention or because action is necessary to alleviate health or safety needs of the public. Intellectual property discovered under the government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. Such intellectual property is also subject to a preference for U.S. industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. We plan to apply for additional U.S. government funding, and it is possible that we may discover compounds or drug candidates as a result of such funding. Intellectual property under such discoveries would be subject to the applicable provisions of the Bayh-Dole Act.

Risks Related to Government Regulation

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our drug candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaboration partners are permitted to market our drug candidates in the United States until we receive approval of an NDA from the FDA. Neither we nor our collaboration partners have submitted an application for or received marketing approval for any of our drug candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

•	warning letters;

•	civil and criminal penalties;

•	injunctions;

•	withdrawal of approved products;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of production; and

•	refusal to approve pending NDAs or supplements to approved NDAs.

Prior to receiving approval to commercialize any of our drug candidates in the United States or abroad, we and our collaboration partners must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities abroad, that such drug candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we and our collaboration partners believe the preclinical or clinical data for our drug candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials of our drug candidates and result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications.

Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

•	a drug candidate may not be deemed safe or effective;

•	FDA officials may not find the data from preclinical studies and clinical trials sufficient;

•	the FDA might not approve our or our third party manufacturer’s processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.

If any of our drug candidates fails to demonstrate safety and efficacy in clinical trials or does not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

Even if we receive regulatory approval for a drug candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.

Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we or our collaboration partners receive for our drug candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our drug candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, manufacturers of our drug products are required to comply with current cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our drug candidates or the manufacturing facilities for our drug candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including:

•	warning letters;

•	civil or criminal penalties;

•	injunctions;

•	suspension of or withdrawal of regulatory approval;

•	suspension of any ongoing clinical trials;

•	voluntary or mandatory product recalls and publicity requirements;

•	refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications filed by us;

•	restrictions on operations, including costly new manufacturing requirements; or

•	seizure or detention of our products or import bans.

The regulatory requirements and policies may change and additional government regulations may be enacted for which we may also be required to comply. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we are not able to maintain regulatory compliance, we will not be permitted to market our future products and our business will suffer.

The availability of adequate third-party coverage and reimbursement for newly approved drugs is uncertain, and failure to obtain adequate coverage and reimbursement from third-party payors could impede our ability to market any future products we may develop and could limit our ability to generate revenue.

There is significant uncertainty related to the third-party payor coverage and reimbursement of newly approved drugs. The commercial success of our future products in both domestic and international markets depends on whether such third-party coverage and reimbursement is available for our future products. Governmental payors, including Medicare and Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to manage their healthcare expenditures by limiting both coverage and the level of reimbursement of new drugs and, as a result, they may not cover or provide adequate reimbursement for our future products. These payors may not view our future products as cost-effective, and coverage and reimbursement may not be available to our customers or may not be sufficient to allow our future products to be marketed on a competitive basis. Third-party payors are exerting increasing influence on decisions regarding the use of, and coverage and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are challenging the prices charged for medical products and services, and many third-party payors limit or delay coverage and reimbursement for newly approved healthcare products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower than anticipated product revenues. If the prices for our drug candidates decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.

We intend to seek a distribution and marketing partner for CCX140 outside North America and may market future products in international markets. In order to market our future products in the EEA (which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

•

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and even if we file we may not receive necessary approvals to commercialize our products in any market.

Healthcare reform measures could hinder or prevent our drug candidates’ commercial success.

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenues and profitability and the future revenues and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, the President signed one of the most significant healthcare reform measures in decades, the Affordable Care Act. It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things:

•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” effective 2011;

•	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

•	requires collection of rebates for drugs paid by Medicaid managed care organizations;

•

requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning January 2011; and

•	mandates a further shift in the burden of Medicaid payments to the states.

A number of states have challenged the constitutionality of certain provisions of the Affordable Care Act, and many of these challenges are still pending final adjudication in several jurisdictions as well as the United States Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of the Affordable Care Act. At this time, it remains unclear whether there will be any changes made to the Affordable Care Act, whether to certain provisions or its entirety. We cannot assure you that the Affordable Care

Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On September 19, 2011, the President presented his Plan for Economic Growth and Deficit Reduction to the Joint Select Committee, which includes $248 billion in Medicare savings ($240 billion of which comes from reducing and collecting Medicare payments incorrectly paid) and $72 billion in Medicaid savings. Beginning in 2017, the President’s proposal also shifts more of the Medicare costs to newly enrolled beneficiaries, including an increase in patient deductibles under Medicare Part B for certain beneficiaries, and increases Part B and Part D premiums for higher-income beneficiaries.

There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of health care may adversely affect:

•	our ability to set a price we believe is fair for our products;

•	our ability to generate revenues and achieve or maintain profitability; and

•	the availability of capital.

Further, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Governmental Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials and the drug approval process. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

Heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs resulted in the enactment of legislation addressing drug safety issues, the FDA Amendments Act of 2007. This legislation provided the FDA with expanded authority over drug products after approval, and the FDA’s exercise of this authority has resulted in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, and increased costs to assure compliance with new post-approval regulatory requirements. Given the serious public health risks of high profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, preapproval of promotional materials and restrictions on direct-to-consumer advertising.

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

•

the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•

the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities like us which provide coding and billing advice to customers;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

The recently enacted Affordable Care Act, among other things, amends the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Risks Related to the Securities Markets and an Investment in Our Stock

There may not be a viable market for our common stock or the price of our common stock may be volatile, and stockholders may not be able to sell their shares at prices that are attractive to them.

Prior to our initial public offering in February 2012, there was no public market for our common stock, and there can be no assurance that an active and liquid trading market for our common stock will be sustained. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market on the NASDAQ Global Select Market or otherwise or how liquid that market might become. If an active public market does not develop or is not sustained, it may be difficult for stockholders to sell their shares of common stock at prices that are attractive to them, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products, product candidates or technologies by using our shares of common stock as consideration. Stockholders may also be unable to sell their shares of common stock at prices that are attractive to them due to fluctuations in the market price of our common stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•

results from, and any delays in, clinical trial programs relating to our drug candidates, including the ongoing and planned clinical trials for Traficet-EN, CCX140, CCX354, CCX168 and other drug candidates;

•	announcements of regulatory approvals or disapprovals of our drug candidates, including Traficet-EN and CCX140, or delays in any regulatory agency review or approval processes;

•	failure or discontinuation of any of our research programs;

•	announcements relating to future collaborations or our existing collaboration with GSK;

•	general economic conditions in the United States and abroad;

•	acquisitions and sales of new products, technologies or business;

•	delays in the commercialization of any of our drug candidates;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	the issuance of new or changed securities analysts’ reports or recommendations regarding us, our competitors or our industry in general;

•	actual and anticipated fluctuations in our quarterly operating results;

•	disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	manufacturing issues related to our drug candidates for clinical trials or future products for commercialization;

•	market acceptance of our future products;

•	deviations in our operating results from the estimates of analysts, or other analyst comments;

•	third party payor coverage and reimbursement policies;

•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	product liability claims or other litigation or public concern about the safety of our drug candidates or future drugs;

•	our ability to obtain necessary intellectual property licenses including, if necessary, those relating to Traficet-EN and other CCR9 drug candidates;

•	the outcome of any future legal actions to which we are party;

•	sales of our common stock by our officers, directors or significant stockholders;

•	additions or departures of key personnel; and

•	external factors, including natural disasters and other crises.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that have been often unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

The ownership of our common stock is highly concentrated, and these stockholders could delay or prevent a change of control.

Our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 73% of our outstanding common stock. Accordingly, these stockholders, acting as a group, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future. If our stockholders or holders of our convertible notes, options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and legal restrictions on resale resulting from our initial public offering lapse, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 15, 2012, we had 36,163,086 shares of common stock outstanding. Of these shares, only the shares of common stock sold by us in our initial public offering, totaling 5,175,000 shares, are freely tradable, without restriction, in the public market. The underwriters may, however, in their sole discretion, permit our officers, directors and other stockholders and the holders of our outstanding options and warrants who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

We expect the lock-up agreements pertaining to our initial public offering to expire on August 7, 2012 (subject to extension upon the occurrence of specified events). After the lock-up agreements expire, up to an additional 30,754,914 shares of common stock, and up to approximately 309,500 shares of common stock issuable upon exercise of our outstanding warrants, including warrants to purchase up to 150,000 shares of our common stock that we issued to Techne Corporation, or Techne, in connection with our initial public offering, will be eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, with respect to shares held by directors, executive officers and other affiliates. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act and, in any event, we plan to file a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain holders of shares of our common stock, warrants to purchase our capital stock and the shares of common stock issuable upon exercise of those warrants will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. In addition, after the lock-up agreements described above expire, our directors may and we expect that our executive officers will establish programmed selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our common stock. Any sales of securities by these stockholders, or the perception that those sales may occur, including the entry into such programmed selling plans, could have a material adverse effect on the trading price of our common stock.

If we sell shares of our common stock in future financings, common stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our common stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in connection with our initial public offering, in February 2012, we issued Techne a warrant with a ten-year term to purchase up to 150,000 shares of our common stock at an exercise per share equal to 200% of the initial public offering price of a share of our common stock and such warrant, if exercised, would likely be exercised at a time when the exercise price of such warrant represented a discount to the trading price of our common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our drug candidates or future development programs;

•	if any of our drug candidates receives regulatory approval, the level of underlying demand for these drug candidates and wholesalers’ buying patterns;

•	addition or termination of clinical trials or funding support;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting our drug candidates or those of our competitors; and

•	our ability to secure new government contracts and allocation of our resources to or away from performing work under government contracts.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

We have broad discretion in the use of our cash and may not use it effectively.

Our management has broad discretion over the use of our cash. Because of the number and variability of factors that will determine our use of cash, stockholders may not agree with how we allocate or spend our cash. We may pursue collaborations or clinical trials that do not result in an increase in the market value of our common stock and that may increase our losses, or we may place our cash in investments that do not produce significant investment returns or that may lose value. Our failure to allocate and spend our cash effectively would have a material adverse effect on our financial condition and business and could cause our stock price to decline.

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for our stockholders to change management.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

•	a classified board of directors so that not all directors are elected at one time;

•	a prohibition on stockholder action through written consent;

•	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, the president or by the board of directors;

•	an advance notice requirement for stockholder proposals and nominations;

•	the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine; and

•

a requirement of approval of not less than 66 2/3% of all outstanding shares of our capital stock entitled to vote to amend any bylaws by stockholder action, or to amend specific provisions of our certificate of incorporation.

In addition, Delaware law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with its affiliates, owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Delaware law may discourage, delay or prevent a change in control of our company.

Our employment agreements with our named executive officers may require us to pay severance benefits to any of those persons who are terminated in connection with a change of control of us, which could harm our financial condition or results.

Our named executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $3.8 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $3.2 million (as of December 31, 2011) in the event of a termination of employment in connection with a change of control of us. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future, therefore capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, our ability to pay cash dividends is currently prohibited by our loan and security agreement with Silicon Valley Bank, and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If no, or limited, securities or industry analysts cover our company, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Mountain View, California, where we lease 35,755 square feet of office and laboratory space. In April 2004, we entered into a ten-year lease agreement for that facility.

We believe that our existing facilities are adequate for our current needs, as the facility has sufficient laboratory space to house additional scientists to be hired as we expand. When our leases expire, we may exercise our renewal options or look for additional or alternate space for our operations and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Global Select Market since February 8, 2012 under the symbol “CCXI.” Prior to such time, there was no public market for our common stock. As a result, we have not set forth quarterly information with respect to the high and low prices for our common stock for the two most recent fiscal years.

Holders of Common Stock

As of March 15, 2012, there were approximately 130 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, unless waived, the terms of our credit facility with Silicon Valley Bank prohibit us from paying cash dividends. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2011(1).

Plan Category	Shares Issuable Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance
Equity compensation plans approved by security holders:(2)	4,016,393	$4.89	48,510
Equity compensation plans not approved by security holders:	—	—	—

Total	4,016,393	$4.89	48,510

(1)	In January 2012, we effected a one-for-two reverse split of our common stock. All historical common stock and per share information has been changed to reflect the stock split and is referred to in this chart “as adjusted.”
(2)	Consists of our Amended and Restated 1997 Stock Option/Stock Issuance Plan and our Amended and Restated 2002 Equity Incentive Plan.

Recent Sales of Unregistered Securities

The following list sets forth information as to all securities we sold during the year ended December 31, 2011, which were not registered under the Securities Act.

1. We sold an aggregate of 290,688 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $260,016 upon the exercise of stock options and stock awards.

2. We granted stock options and stock awards to employees, directors and consultants under our 2002 Equity Incentive Plan and our 1997 Stock Option/Stock Incentive Plan covering an aggregate of 390,679 shares of common stock, at an average exercise price of $6.87 per share. Of these, options covering an aggregate of 6,000 shares were cancelled without being exercised.

3. In February 2011, upon the exercise of a warrant for the purchase of shares of Series B Preferred Stock, we issued 407,077 shares of our Series B convertible preferred stock to an investor at an exercise price of $2.60 per share.

4. In September 2011, pursuant to a Convertible Note Loan Agreement, we issued a promissory note for a principal amount of $10 million.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs (1) and (2) above under Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraphs (3) and (4) by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

Issuer Repurchases of Equity Securities

None.

Use of Proceeds

On February 8, 2012, our registration statement on Form S-1 (File No. 333-177332), which registered an aggregate amount of up to $73.6 million of our common stock, was declared effective by the SEC for our initial public offering, or IPO, pursuant to which we sold 5,175,000 shares of common stock at an IPO price of $10.00 per share, including the exercise of the underwriters’ over-allotment option. As a result of the IPO, we received gross proceeds of approximately $51.8 million, which resulted in net proceeds to us of approximately $45.2 million, after underwriting expenses of approximately $6.6 million (comprising of $3.6 million of underwriting discounts and commissions and $3.0 million in other offering expenses). None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. J.P. Morgan Securities LLC and Citigroup Global Markets Inc. acted as joint book-running managers and Cowen and Company, LLC acted as co-managers for the offering. On February 13, 2012, following the sale of the 5,175,000 shares of common stock, the offering terminated.

We intend to use the net offering proceeds to advance our independent drug candidates through the clinic and for working capital and general corporate purposes. Pending use of the net proceeds, we intend to invest the net proceeds in short and intermediate-term, interest-bearing obligations, in investment grade securities, or in high credit quality U.S. government agency obligations and commercial paper. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 9, 2011.

Item 6. Selected Financial Data

We derived the consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results. This data should be read together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Revenues:
Collaborative research and development revenue from related party	$31,673	$34,861	$49,744	$23,551	$18,149
Grant revenue	—	—	—	536	2,588

Total revenues:	31,673	34,861	49,744	24,087	20,737
Operating expenses:
Research and development	28,359	33,527	27,474	35,056	33,193
General and administrative	7,615	7,292	6,575	9,157	6,680

Total operating expenses	35,974	40,819	34,049	44,213	39,873

Income (loss) from operations	(4,301)	(5,958)	15,695	(20,126)	(19,136)
Interest income	402	436	297	1,762	3,930
Interest expense	(734)	(81)	(76)	(129)	(93)
Other income	16	2,434	—	—	—

Income (loss) before provision for income taxes	(4,617)	(3,169)	15,916	(18,493)	(15,299)
Income tax benefit (expense)	—	73	(293)	23	(395)

Net income (loss)	$(4,617)	$(3,096)	$15,623	$(18,470)	$(15,694)

Basic net income (loss) per share(1)	$(1.10)	$(0.76)	$0.56	$(2.26)	$(2.02)

Diluted net income (loss) per share(1)	$(1.10)	$(0.76)	$0.53	$(2.26)	$(2.02)

Shares used to compute basic net income (loss) per share	4,210,704	4,081,648	3,961,640	8,174,288	7,785,783

Shares used to compute diluted net income (loss) per share	4,210,704	4,081,648	29,256,423	8,174,288	7,785,783

	As of December 31,
	(in thousands)
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data
Cash, cash equivalents and investments	$96,086	$82,836	$65,316	$90,158	$65,435
Working capital	81,962	82,712	79,125	76,598	49,029
Total assets	101,551	98,133	103,469	97,924	74,631
Non-current equipment financing obligations	947	945	7	455	1,163
Accumulated deficit	(94,298)	(89,681)	(86,585)	(102,208)	(83,738)
Total stockholders’ equity	75,997	76,773	77,302	60,960	30,024

(1)	See Note 2 within the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to compute basic and diluted net income (loss) per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations together with “Item 6. Selected Financial Data” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K. contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. We currently have four drug candidates in clinical development, and expect to advance at least one additional drug candidate into clinical development in 2012. Our drug candidates include: Traficet-EN (CCX282, GSK’786 or recent USAN accepted name — vercirnon), our most advanced drug candidate, currently in four pivotal Phase III clinical trials being conducted by our partner Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, for the treatment of patients with moderate-to-severe Crohn’s disease; CCX140, our lead independent drug candidate, which successfully completed a Phase II clinical trial in type 2 diabetics and is currently in two Phase II clinical trials in patients with diabetic nephropathy, a form of kidney disease; CCX354, which successfully completed a Phase II proof-of-concept clinical trial for the treatment of rheumatoid arthritis, or RA; CCX168, currently in a Phase II proof-of-concept clinical trial for the treatment of anti-neutrophil cytoplasmic antibody, or ANCA-associated vasculitis, or AAV, CCX872, our independent next generation CCR2 drug candidate for the treatment of metabolic diseases, currently expected to enter a Phase I clinical trial in the second half of 2012; CCX507, our independent next generation drug candidate for the treatment of inflammatory bowel disease; and CCX662, our independent drug candidate for the treatment of glioblastoma multiforme, or GBM, and other cancers, which is expected to enter a Phase I clinical trial in the first half of 2013. CCX140, CCX872, CCX507 and CCX662 are wholly owned and are being developed independently by us, while Traficet-EN, CCX354 and CCX168 are subject to our collaboration agreement with GSK. In December 2009 and November 2011, GSK exercised its options to obtain exclusive licenses for the further development and commercialization of Traficet-EN and CCX354, respectively. Upon exercise of these options, GSK assumed sole responsibility for the further development and commercialization of these drug candidates and each of their two respective back-up compounds. We are also advancing several additional independent drug candidates through preclinical development. In addition, our strategy has been to identify next generation compounds related to our drug candidates. All of our drug candidates, including those under our collaboration agreement with GSK, have been internally discovered.

In August 2006, we entered into our strategic alliance with GSK. We have received over $250 million from GSK, of which approximately $82 million was in the form of equity investments, and the balance from up-front and milestone payments, research funding and option exercise fees. Under the terms of our agreement with GSK, we are responsible for the discovery and development of small molecule antagonists targeting four defined chemokine and chemo-attractant receptor targets (CCR9, CCR1, C5aR and ChemR23) and for advancing them through clinical proof-of-concept. If we demonstrate successful clinical proof-of-concept, GSK is entitled to options to exclusively license drug candidates that are subject to the collaboration and two defined back-up compounds for each drug candidate for further development and commercialization on a worldwide basis. Upon exercising any of its options to drug candidates under the collaboration, GSK is solely responsible for all further clinical development and commercialization expenditures worldwide with respect to that drug candidate and its two designated back-up compounds. In exchange for the rights granted to GSK upon the exercise of its options, we are also entitled to receive regulatory and commercial milestone payments, as earned under the terms of our agreement, and royalties on the net sales of licensed drugs. The agreement contemplated up to six drug options, each of which covers a drug candidate against the four defined targets, including Traficet-EN (CCR9), CCX354 (CCR1), CCX168 (C5aR) and CCX832 (ChemR23), and their associated back-up compounds. The other two drug options were for second generation drug candidates and their associated back-up compounds. However, we and GSK chose not to nominate second generation drug candidates against any of the four defined targets during the agreement’s research term, which has expired. In addition, based on unblinded data from a recently completed Phase I clinical trial of CCX832, in February 2012 we and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds. GSK has already exercised its options to Traficet-EN and CCX354 and each of their two respective defined back-up compounds. Thus, GSK’s only remaining option is to CCX168 and its associated back-up compounds. If GSK does not exercise its option to CCX168, we will evaluate our alternatives for further development of this drug candidate, which may entail internally developing it or identifying other collaboration partners for its development.

Since commencing our operations in 1997, our efforts have focused on research, development and the advancement of our drug candidates into and through clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of convertible preferred and common stock, contract revenue under our collaborations, government contracts and grants and borrowings under equipment financing arrangements. In February 2012, we completed our IPO pursuant to which we received net proceeds of $45.2 million, after underwriting discounts, commissions and offering expenses. We also received gross proceeds of $12.0 million in concurrent private placements at the IPO price of $10.00 per share. In addition, the outstanding principal amount of $10.0 million and accrued interest under the convertible note we had issued to Techne automatically converted into shares of our common stock in connection with our IPO at a conversion price equal to the IPO price. As of December 31, 2011, we had an accumulated deficit of $94.1 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of Food and Drug Administration, or FDA, approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in the Notes to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following critical accounting policies relating to revenue recognition, clinical trial expenses and stock-based compensation are most important to understanding and evaluating our reported financial results.

Revenue Recognition

We generate revenue principally from collaborative research and development agreements with pharmaceutical companies. We recognize revenue in accordance with the criteria outlined in the Securities and Exchange Commission’s Topic 13 and Accounting Standards Codification, or ASC, 605-25 and by the Financial Accounting Standards Board, or FASB. Following these accounting pronouncements, revenue is recognized when the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred and risk of loss has passed;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectibility is reasonably assured.

Any amounts received in advance of performance are recorded as deferred revenue until earned.

Under collaboration agreements, we may receive payments for non-refundable up-front fees, reimbursement for research and development services, milestone payments and royalties. In assessing the appropriate revenue recognition related to a collaboration agreement, we first determine whether an arrangement includes multiple elements, such as the delivery of intellectual property rights and research and development services. Intellectual property rights generally are not separable from the activity of providing research and development services because the intellectual property right does not have stand-alone value separate from the research and development services provided or evidence of fair value does not exist for the undelivered research and development services. Accordingly, we account for our collaboration agreements as a combined unit of accounting. The revenue from up-front payments is recognized on a straight-line basis over the estimated term of the research and development obligations covered under the research and development collaboration agreement. We periodically review the basis for our estimates, and we may change the estimates if circumstances change. These changes can significantly increase or decrease the amount of revenue recognized. As we applied our policy to our collaboration arrangements we made judgments which affected the pattern of revenue recognition. For instance, in our arrangement with GSK, we are obligated to provide research and development services. We are recognizing revenue over the estimated period of our performance of the research and development services, which was estimated to end in March 2014, the expected completion date of the proof-of-concept trial for the last of the drug candidates to be developed under the GSK alliance. In 2010 we increased our estimate for the remaining estimated research and development period under our arrangement with GSK by approximately 1.25 years. This change in estimate was accounted for prospectively and reduced the annualized revenue recognition by approximately $2.0 million per year. In February 2012, we and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds and we will revise the estimated period of performance prospectively in 2012 to end by October 2013.

In addition to up-front payments and research and development funding, we may also be entitled to milestone payments that are contingent upon our achieving a predefined objective. Milestone payments are recorded as revenue upon achievement if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and the achievement of the milestone is based on our performance.

Clinical Trial Accruals and Related Expenses

We accrue and expense costs for clinical trial activities performed by third parties, including clinical research organizations, or CROs, and clinical investigators, based upon estimates made as of the reporting date of the work completed over the life of the individual study in accordance with agreements established with CROs and clinical trial sites. Some CROs invoice us on a monthly basis, while others invoice upon milestones achieved and the expense is recorded as services are rendered. We determine the estimates of clinical activities incurred at the end of each reporting period through discussion with internal personnel and outside service providers as to the progress or stage of completion of trials or services, as of the end of each reporting period, pursuant to contracts with numerous clinical trial centers and CROs and the agreed upon fee to be paid for such services. The significant factors considered in estimating accruals include the number of patients enrolled and the percentage of work completed to date. Costs of setting up clinical trial sites for participation in the trials that are paid for in advance are expensed over the estimated set-up period. While the set-up periods vary from one arrangement to another, such set-up periods generally take from two to six months. Such set-up activities include clinical site identification, local ethics committee submissions, regulatory submissions, clinical investigator kick-off meetings and pre-study site visits. Clinical trial site costs related to patient enrollments are accrued as patients are entered into the trial.

To date, we have not experienced significant changes in our estimates of clinical trial accruals after a reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period on a straight line basis. We recorded non-cash stock-based compensation expense of $2.6 million, $2.3 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, we had $4.4 million and $5.2 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of 2.36 years and 2.76 years, respectively. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

Prior to our IPO, our board of directors, with the assistance of management and independent consultants, performed fair value analyses for the valuation of our common stock. For grants made on dates for which there was no contemporaneous valuation to utilize in setting the exercise price of our common stock, and given the absence of an active market for our common stock prior to our IPO in February 2012, our board of directors determined the fair value of our common stock on the date of grant based on several factors, including:

•	important developments in our operations, most significantly related to the clinical development of our lead drug candidates, Traficet-EN and CCX140;

•	equity market conditions affecting comparable public companies;

•	the likelihood of achieving a liquidity event for the shares of common stock, such as an initial public offering or an acquisition of us, given prevailing market conditions; and

•	that the grants involved illiquid securities in a private company.

For the options granted subsequent to our February 2012 IPO, the exercise price of stock options is equal to the closing market price of the underlying common stock on the grant date.

Net Operating Loss Carryforwards

As of December 31, 2011, we had net operating loss and research and development tax credit carryforwards for federal income tax purposes of approximately $73.7 million and $5.1 million, respectively. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2019 if not utilized. We also had net operating loss and research and development tax credit carryforwards for state income tax purposes of approximately $73.1 million and $2.6 million respectively. The state net operating loss carryforwards will expire at various dates beginning in 2014 if not utilized. The state research and development tax credits can be carried forward indefinitely.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 as amended. The annual limitation may result in the expiration of our net operating losses and credits before they can be used. We have recorded a valuation allowance for the full amount of the portion of the deferred tax asset related to our net operating loss and research and development tax credit carryforwards.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the three years ended December 31, 2011, our revenue has been derived primarily from contract revenue, up-front payments and development milestone payments from GSK. Total revenues, as compared to the prior year, were as follows (in thousands):

	Year Ended December 31,
	2011		2010		2009
GSK
Contract revenue	$3,045		$4,721		$4,100
Recognition of up-front payments	3,628		5,140		5,644
Milestones	25,000		25,000		40,000

Total revenues	$31,673		$34,861		$49,744

Dollar (decrease) increase	$(3,188)		$(14,883)		$25,657
Percentage (decrease) increase	(9%	)	(30%	)	107%

The decrease in revenues from 2010 to 2011 was primarily due to lower funding of non-clinical support from GSK for CCX168 and the ChemR23 research program in 2011. The decrease in revenue from 2009 to 2010 was primarily due to higher milestone revenues recognized in 2009. In December 2009, GSK exercised its option to obtain an exclusive license for further development and worldwide commercialization of Traficet-EN. The associated option exercise fee of $35.0 million was recognized as revenue in full in the year ended December 31, 2009. We recorded additional milestone revenues of $25.0 million for both 2011 and 2010 relating to activities under the GSK agreement.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, such as the discovery and development of our understanding of the chemokine system; the discovery and development of novel small molecule therapeutics, such as Traficet-EN and CCX140; the development of our suite of proprietary drug discovery technologies, known collectively as EnabaLink, which includes our proprietary Reverse Activation of Migration, or RAM, screening technology and preclinical studies and clinical trials of our drug candidates. We expense all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses, as compared to the prior year, were as follows (in thousands):

	Year Ended December 31,
	2011		2010	2009
Research and development expenses	$28,359		$33,527	$27,474
Dollar (decrease) increase	$(5,168)		$6,053	$(7,582)
Percentage (decrease) increase	(15%	)	22%	(22%	)

The decrease in expense from 2010 to 2011 was primarily due to the completion of our Phase II clinical trial of CCX354 in rheumatoid arthritis in 2011. The increase from 2009 to 2010 was primarily due to higher clinical expenses for CCX140, CCX354 and CCX168, reflecting further patient enrollment in the associated clinical trials for these drug candidates and for CCX832 for which Phase I clinical trials were initiated in 2010.

We track specific project expenses that are directly attributable to our clinical development candidates and preclinical candidates that have been nominated and selected for further development. Such project specific expenses include third-party contract costs relating to formulation, manufacturing, preclinical studies and clinical trial activities. Unlike with respect to our early stage research and drug discovery programs, we allocate research and development salaries, benefits or indirect costs to our development candidates and we have included such costs in the project specific expenses. All remaining research and development expenses are reflected in “Research and drug discovery” which represents early stage drug discovery programs. Such expenses include allocated employee salaries and related benefits, stock-based compensation, consulting and contracted services to supplement our in-house laboratory activities, laboratory consumables and allocated facility costs associated with these earlier stage programs.

At any given time, we typically have several active early stage research and drug discovery projects. Our internal resources, employees and infrastructure are not directly tied to any individual research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for our early stage research and drug discovery programs on a project specific basis. The following table summarizes our research and development expenses by project (in thousands):

	Year Ended December 31,
	2011	2010	2009
Development Candidate (Target)
Traficet-EN (CCR9)	$—	$—	$5,149
CCX140 (CCR2)	7,002	7,772	3,092
CCX354 (CCR1)	3,564	7,038	4,659
CCX168 (C5aR)	3,724	3,810	2,569
CCX832 (ChemR23)(1)	1,615	2,496	—
Research and drug discovery	12,454	12,412	12,005

Total research and development	$28,359	$33,527	$27,474

(1)	In February 2012, we and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds.

We expect our research and development expenses to increase as we advance our development programs further and increase the number and size of our clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We or our partners may never succeed in achieving marketing approval for any of our drug candidates. The probability of success for each drug candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. For the remaining product option covered under our strategic alliance with GSK, for which we receive milestone payments, we are responsible for development of drug candidates through clinical proof-of-concept, after which time GSK has an option to an exclusive license on a compound by compound basis. Our strategy includes entering into additional partnerships with third parties for the development and commercialization of some of our independent drug candidates that are not subject to our alliance with GSK.

Most of our product development programs are at an early-to-mid-stage; therefore the successful development of our drug candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each drug candidate and are difficult to predict for each product. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our drug candidates or if, or to what extent, we will generate revenues from the commercialization and sale of any of our drug candidates. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate, as well as ongoing assessment as to each drug candidate’s commercial potential. We will need to raise additional capital or may seek additional strategic alliances in the future in order to complete the development and commercialization of our drug candidates, including CCX140, our lead independent drug candidate.

General and administrative expenses

Total general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
General and administrative expenses	$7,615	$7,292	$6,575
Dollar increase (decrease)	$323	$717	$(2,582)
Percentage increase (decrease)	4%	11%	(28)%

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation and travel expenses, in executive, finance, business and corporate development and other administrative functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, legal costs of pursuing patent protection of our intellectual property, and professional fees for auditing, tax, and legal services.

The increase from 2010 to 2011 was primarily related to higher professional fees for legal and financial consulting services in connection with intellectual property and business development related activities, respectively. The increase from 2009 to 2010 was primarily due to higher stock based compensation resulting from additional stock option grants and an increase in the fair value per share of our common stock during 2010.

We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a public company. These public company related increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and investor relations related fees.

Interest and other income (expense)

Interest income (expense), primarily consists of interest income earned on our marketable securities and interest expense incurred on our equipment financing obligations and our convertible note. Total interest income (expense), net, as compared to prior years was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Interest income	$402	$436	$297
Interest expense	(734)	(81)	(76)
Other income, net	16	2,434	—

Interest income increased from 2009 to 2010 primarily as a result of higher cash and investment balances in 2010 and 2011 due to the receipt of milestone payments from GSK in the corresponding periods. The increase in interest expense in 2011 was due to interest on and the change in fair value of the $10.0 million convertible note issued in September 2011.

Other income, net consists primarily of income or expenses which are non-recurring in nature. The increase in other income in 2010 was primarily due to $1.9 million awarded from the United States Department of Treasury for eight projects under the Qualitative Therapeutic Discovery Project Program under the Patient Protection and Affordable Care Act of 2010 and the receipt of $0.5 million for an insurance claim.

Income tax benefit (provision)

Total income tax benefit (provision) as compared to prior years was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Tax benefit (provision)	$—	$73	$(293)
Dollar change	$(73)	$366	$(316)

State income tax expense resulting from the state of California’s temporary suspension of the use of net operating loss carrybacks in 2009 was partially offset by a federal income tax credit in the same period.

Liquidity and Capital Resources

As of December 31, 2011, we had approximately $96.1 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for each of the three years ended December 31, 2011, 2010 and 2009 (in thousands).

	Years Ended December 31,
	2011	2010	2009
Cash provided by (used in)
Operating activities	$2,046	$17,664	$(22,961)
Investing activities	14,569	(27,629)	(29,915)
Financing activities	11,484	945	(1,639)

Operating activities. Net cash provided by operating activities was $2.0 million for the year ended December 31, 2011, compared to net cash provided by operating activities of $17.7 million for the same period in 2010. This decrease was primarily due to the receipt by us in 2010 of a $35.0 million milestone payment from GSK in connection with the exercise of its option to obtain an exclusive license for further development and worldwide commercialization of Traficet-EN.

Net cash provided by operations was $17.7 million for the year ended December 31, 2010, compared to net cash used in operations of $23.0 million in 2009. This increase was primarily due to the receipt of the $35.0 million milestone payment from GSK in 2010.

Investing activities. Net cash used in or provided by investing activities for periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business.

Financing activities. Net cash provided by financing activities was $11.5 million for the year ended December 31, 2011, compared to $0.9 million for the same period in 2010. This increase was primarily due to $10.0 million in proceeds from the issuance of a convertible note and $1.1 million in proceeds from the issuance of Series B convertible preferred stock in connection with the exercise of an associated warrant.

Net cash provided by financing activities was $0.9 million for the year ended December 31, 2010 compared to cash used in financing activities of $1.6 million for the same period in 2009. This increase was due to $1.5 million in proceeds received from the drawdown of our equipment line of financing in 2010. In addition, we repurchased $1.1 million in common stock from our Chief Executive Officer in 2009.

In February 2012, we completed our IPO and concurrent private placements, pursuant to which we received net proceeds of $57.6 million, after underwriting discounts, commissions and offering expenses.

We believe that our existing cash, cash equivalents and investments as of December 31, 2011, together with the proceeds from our IPO, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones under our agreement with GSK;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our drug candidates and potential drug candidates;

•	the number and characteristics of drug candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory approvals;

•	the cost and timing of hiring new employees to support continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the cost and timing of procuring clinical and commercial supplies of our drug candidates;

•	the cost and timing of establishing sales, marketing and distribution capabilities; and

•	the extent to which we acquire or invest in businesses, products or technologies.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2011 (in thousands).

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease(1)	$2,131	$887	$1,244	$—	$—
Equipment financing obligations (including interest)(2)	1,661	547	1,056	58	—
Convertible note from related party(3)	10,472	10,472	—	—	—

Total contractual obligations	$14,264	$11,906	$2,300	$58	$—

(1)	We lease our facility in Mountain View, California. The lease expires in 2014.
(2)	In February 2007, we entered into a $2.5 million credit facility with Silicon Valley Bank to finance equipment purchases and other related expenses. In April 2010, we modified this credit facility to increase its limit to $4.0 million until March 31, 2011. As of December 31, 2011 we had drawn $2.2 million under this modified credit facility. The loans under this credit facility are secured by certain of our assets and are being repaid over 48 months. Interest rates are fixed at the time of drawdown, with effective rates ranging from 6.3%-7.0%.
(3)	In September 2011, we entered into a convertible note loan agreement with Techne pursuant to which we issued a convertible note with a principal amount of $10.0 million, bearing interest at a rate of 5.0% per annum and maturing in September 2021. In February 2012, upon completion of our IPO, all outstanding principal and interest under this note automatically converted into shares of our common stock at $10.00 per share, equal to the IPO price of our common stock.

We enter into contracts in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, except warrants and stock options.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the reports of our independent registered public accounting firm are included in this Annual Report on Form 10-K on pages F-1 through F-27.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2011, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the design and operation of our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our Definitive Proxy Statement, or the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2011, under the headings “Election of Director,” “Corporate Governance,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees which is available on our website at www.chemocentryx.com. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Executive Compensation and Other Information,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Definitive Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information required by this item will be contained in our Definitive Proxy Statement under the headings “Certain Relationships and Related Party Transactions,” “Board Independence” and “Committees of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Independent Registered Public Accountants’ Fees,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

1. Financial Statements.

The following consolidated financial statements of ChemoCentryx, Inc., together with the report thereon of Ernst & Young LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits.

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K, and is incorporated herein by reference.

ChemoCentryx, Inc.

Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ChemoCentryx, Inc.

We have audited the accompanying consolidated balance sheets of ChemoCentryx, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChemoCentryx, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 30, 2012

CHEMOCENTRYX, INC.

Consolidated Balance Sheets

	December 31
	2011	2010
	(In thousands except share data)
Assets
Current assets:
Cash and cash equivalents	$40,155	$12,056
Short-term investments	49,335	69,519
Accounts receivable from related party	507	12,452
Prepaid expenses and other current assets	1,322	558

Total current assets	91,319	94,585
Property and equipment at cost	7,339	7,218
Accumulated depreciation	(5,798)	(5,091)

Property and equipment, net	1,541	2,127
Long-term investments	6,596	1,261
Other assets	2,095	160

Total assets	$101,551	$98,133

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$536	$891
Accrued liabilities	4,692	7,017
Deferred revenue from related party	3,628	3,628
Current portion of equipment financing obligations	501	337

Total current liabilities	9,357	11,873
Noncurrent equipment financing obligations	947	945
Deferred revenue from related party	4,535	8,163
Convertible note from related party	10,472	—
Other non-current liabilities	243	379

Total liabilities	25,554	21,360
Commitments
Stockholders’ equity:
Preferred stock:
Convertible preferred stock $0.001 par value; 48,989,914 shares authorized and issuable in Series A to E; 48,664,392 shares and 48,257,315 shares issued and outstanding; aggregate liquidation preference of $165,096 and $164,038 at December 31, 2011 and 2010, respectively;	49	49
Common stock, $0.001 par value, 68,000,000 shares authorized at December 31, 2011 and 2010; 4,385,439 shares and 4,095,451 shares issued and outstanding at December 31, 2011 and 2010, respectively, net of shares subject to repurchase	4	4
Additional paid-in capital	170,289	166,334
Employee note receivable	(16)	(16)
Accumulated other comprehensive income (loss)	(31)	83
Accumulated deficit	(94,298)	(89,681)

Total stockholders’ equity	75,997	76,773

Total liabilities and stockholders’ equity	$101,551	$98,133

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Operations

	Year Ended December 31
	2011	2010	2009
	(In thousands, except share and per share data)
Revenues:
Collaborative research and development revenue from related party	$31,673	$34,861	$49,744
Operating expenses:
Research and development	28,359	33,527	27,474
General and administrative	7,615	7,292	6,575

Total operating expenses	35,974	40,819	34,049

Income (loss) from operations	(4,301)	(5,958)	15,695
Interest income	402	436	297
Interest expense	(734)	(81)	(76)
Other income	16	2,434	—

Income (loss) before provision for income taxes	(4,617)	(3,169)	15,916
Income tax benefit (expense)	—	73	(293)

Net income (loss)	$(4,617)	$(3,096)	$15,623

Net income (loss) per common share:
Basic	$(1.10)	$(0.76)	$0.56

Diluted	$(1.10)	$(0.76)	$0.53

Shares used to compute net income (loss) per common share:
Basic	4,210,704	4,081,648	3,961,640

Diluted	4,210,704	4,081,648	29,256,423

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Employee Note Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balances as of December 31, 2008	48,257,315	$49	4,108,118	$4	$163,130	$(15)	$—	$(102,208)	$60,960
Comprehensive income:
Net income	—	—	—	—	—	—	—	15,623	15,623
Unrealized gain/(loss) on investments	—	—	—	—	—	—	(21)	—	(21)

Total comprehensive income									15,602
Interest receivable on nonrecourse note	—	—	—	—	—	(1)	—	—	(1)
Employee stock-based compensation	—	—	—	—	1,698	—	—	—	1,698
Issuance of common stock to option holders, upon exercise of stock options including vested options early exercised	—	—	57,419	—	63	—	—	—	63
Repurchase of common stock	—	—	(183,333)	—	(1,100)	—	—	—	(1,100)
Compensation expense related to options granted to consultants	—	—	—	—	80	—	—	—	80

Balances as of December 31, 2009	48,257,315	49	3,982,204	4	163,871	(16)	(21)	(86,585)	77,302
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(3,096)	(3,096)
Unrealized gain/(loss) on investments	—	—	—	—	—	—	104	—	104

Total comprehensive loss									(2,992)
Employee stock-based compensation	—	—	—	—	2,309	—	—	—	2,309
Issuance of common stock to option holders, upon exercise of stock options including vested options early exercised	—	—	113,247	—	117	—	—	—	117
Compensation expense related to options granted to consultants	—	—	—	—	37	—	—	—	37

Balances as of December 31, 2010	48,257,315	49	4,095,451	4	166,334	(16)	83	(89,681)	76,773
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(4,617)	(4,617)
Unrealized gain/(loss) on investments	—	—	—	—	—	—	(114)	—	(114)

Total comprehensive loss									(4,731)
Issuance of Series B preferred stock for cash upon exercise of warrant	407,077	—	—	—	1,058	—	—	—	1,058
Employee stock-based compensation	—	—	—	—	2,538	—	—	—	2,538
Issuance of common stock to option holders, upon exercise of stock options including vested options early exercised	—	—	289,988	—	255	—	—	—	255
Compensation expense related to options granted to consultants	—	—	—	—	104	—	—	—	104

Balances as of December 31, 2011	48,664,392	$49	4,385,439	$4	$170,289	$(16)	$(31)	$(94,298)	$75,997

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Operating activities
Net (loss) income	$(4,617)	$(3,096)	$15,623
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	754	660	713
Stock-based compensation	2,642	2,346	1,778
Noncash interest expense	647	(34)	27
Changes in assets and liabilities:
Accounts receivable due from related party	11,945	22,989	(30,397)
Prepaids and other current assets	(764)	395	(503)
Other assets	(1,935)	17	57
Accounts payable	(405)	(103)	(898)
Other liabilities	(2,593)	779	(4,865)
Deferred revenue	(3,628)	(6,289)	(4,496)

Net cash provided by (used in) operating activities	2,046	17,664	(22,961)
Investing activities
Purchases of property and equipment, net	(166)	(1,193)	(221)
Purchase of investments	(113,251)	(90,258)	(78,515)
Maturities of investments	127,986	63,822	48,821

Net cash provided by (used in) investing activities	14,569	(27,629)	(29,915)
Financing activities
Proceeds from equipment financing	700	1,500	—
Payments on equipment financing obligations	(534)	(672)	(596)
Proceeds from the issuance of convertible note	10,000	—	—
Proceeds from issuance of preferred stock	1,058	—	—
Proceeds from issuance of common stock	260	117	57
Payments for repurchase of common stock	—	—	(1,100)

Net cash provided by (used in) financing activities	11,484	945	(1,639)

Net increase(decrease) in cash and cash equivalents	28,099	(9,020)	(54,515)
Cash and cash equivalents at beginning of year	12,056	21,076	75,591

Cash and cash equivalents at end of year	$40,155	$12,056	$21,076

Supplemental disclosures of cash flow information
Cash paid for interest	$87	$130	$48

Cash paid (refund) for income taxes	$(16)	$247	$(27)

See accompanying notes.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements

December 31, 2011

1.	Description of Business

ChemoCentryx, Inc. (the Company) commenced operations in 1997. The Company is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing orally administered chemokine-based therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. The Company’s principal operations are in the United States and it operates in one segment.

Initial Public Offering

In February 2012, the Company completed its initial public offering, or IPO, pursuant to which the Company issued 5,175,000 shares of common stock, including the exercise of the underwriters’ over-allotment option and received (a) net proceeds of $45.2 million, after underwriting discounts, commissions and offering expenses; and (b) gross proceeds of $12.0 million in concurrent private placements at the IPO price of $10.00 per share. In addition, in connection with the completion of the Company’s initial public offering, all convertible preferred stock converted in to common stock.

2.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiary, ChemoCentryx Limited. All intercompany amounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Stock Split

In January 2012, the board of directors of the Company approved a one-for-two reverse stock split. All information in this report relating to the number of shares, price per share and per share amounts of common stock gives retroactive effect to the January 2012 one-for-two reverse stock split of the Company’s common stock.

Basis of Presentation

The financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The Company has made estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Investments

The Company considers all highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. The Company limits its concentration of risk by diversifying its investments among a variety of issuers. All investments are classified as available for sale and are recorded at fair value based on quoted prices in active markets or based upon other observable inputs, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the statement of operations. The cost of securities sold is based on the specific-identification method.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company invests in a variety of financial instruments and, by its policy, limits the amount of credit exposure with any one issuer, industry or geographic area.

Accounts receivable are typically unsecured and are concentrated in the pharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies or specific to the collaboration agreement with Glaxo Group Limited (GSK). During the years ending December 31, 2011, 2010 and 2009, 100% of our total revenues were derived from contract revenue, up-front payments and development milestone payments earned under our collaboration with GSK.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Tenant improvements are depreciated over the lesser of the estimated useful life or the remaining life of the lease at the time the asset is placed into service.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its respective fair value. To date, the Company has not recorded any impairment losses.

Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in the Securities and Exchange Commission’s (the SEC) Topic 13 and Accounting Standards Codification (ASC) 605-25. The Company generates revenue from collaborative research and development agreements with pharmaceutical companies

Collaboration agreements may include nonrefundable up-front fees, research and development funding, milestone payments for the achievement of defined collaboration objectives, license fees and royalties on potential sales of commercialized products. In 2011, we adopted ASU No. 2009-13, Revenue Recognition — Multiple Deliverable Revenue Arrangements (ASU 2009-13) for multiple deliverable revenue arrangements, on a prospective basis, for applicable transactions originating or materially modified on or subsequent to January 1, 2011. ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update changes the requirements for establishing separate units of accounting in a multiple element arrangement and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. Implementation of ASU 2009-13 has had no impact on reported revenue as compared to revenue under previous guidance.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

For multiple element arrangements entered into prior to January 1, 2011, the Company determined whether the elements had value on a stand-alone basis and whether there was objective and reliable evidence of fair value. When the delivered element did not have stand-alone value or there was insufficient evidence of fair value for the undelivered element(s), the Company recognized the consideration for the combined unit of accounting in the same manner as the revenue was recognized for the final deliverable, which was generally ratably over the longest period of involvement. For example, upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue based on a straight-line basis over the period of the Company’s continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the longer of the estimated research and development period or other continuing obligation period defined in the respective agreements between the Company and its third-party collaborators. The Company periodically reviews the estimated performance periods of its contracts based on the progress of the related programs.

Research and development funding related to collaborative research and development efforts is recognized as revenue as the related services are performed or delivered, in accordance with contract terms. Such payments generally are made based on the number of full-time equivalent researchers assigned to the collaboration project and the related research and development expenses incurred, or as other deliverables under the contracts are fulfilled.

In addition to up-front payments and research and development funding, the Company may also be entitled to milestone or option payments that are contingent upon achieving a predefined objective. The Company follows the milestone method of recognizing revenue from milestones and milestone payments are recorded as revenue in full upon achievement of the milestone if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, the event is based on the vendor’s performance, and the amount of the payment was negotiated as part of the collaboration agreement.

Research and Development Expenses

Research and development expenses consist of costs incurred for Company-sponsored and collaborative research and development activities. These costs consist primarily of salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, depreciation of facilities and equipment, lab consumables and services performed by clinical research organizations, research institutions and other outside service providers. Research and development costs are expensed as incurred.

Research and development expenses under collaborative agreements approximated the revenue recognized, excluding milestone, up-front and option fees.

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses. The Company accrues and expenses clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with clinical research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities, are deferred and recognized as expense in the period that the related goods are delivered or services are performed.

Income Taxes

The Company uses the liability method for income taxes, whereby deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when the expected realization for the tax assets does not meet the more-likely-than-not criteria. The Company will classify interest and penalties related to unrecognized tax benefits as part of its income tax provision, although there have been no such interest or penalties have been recognized to date.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). Unrealized gains and losses on the Company’s available-for-sale securities are included in other comprehensive income (loss). Total comprehensive income (loss) for all periods presented has been disclosed in the consolidated statements of stockholders’ equity. Losses on the Company’s available-for-sale securities that are deemed to be other than temporary, if any, are recognized in the statements of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation using a fair-value-based method. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the award’s vesting periods on a straight-line basis. Because stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for stock-based compensation arrangements with nonemployees using a fair-value approach. For stock options granted to nonemployees, the fair value of the stock options is estimated using the Black-Scholes valuation model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, assumptions are made with respect to the remaining contractual term of the option, the volatility of the fair value of its common stock, the risk-free interest rates and the expected dividend yields of its common stock. The measurement of nonemployee stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of vested common shares outstanding during the period. The convertible preferred stock contains certain participation rights. Participating securities are included in the computation of basic income per share using the two-class method. Diluted net income per share is computed by dividing net income by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income per share includes any dilutive effect from outstanding stock options and warrants using the treasury stock method. Diluted net income per share also includes the assumed conversion of the convertible preferred stock and the weighted-average shares of common stock which are subject to repurchase.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

The following common stock subject to repurchase and common stock issuable upon the conversion or exercise of dilutive securities has been excluded from the diluted net income (loss) per share calculation:

	Years Ended December 31,
	2011	2010	2009
Convertible preferred stock	24,332,186	24,128,648	—
Options to purchase common stock	4,016,393	3,945,152	1,637,432
Warrants to purchase convertible preferred stock	159,500	363,038	—
Common stock subject to repurchase	700	—	—

	28,508,779	28,436,838	1,637,432

The basic and diluted income (loss) per share calculation assumes the conversion of all outstanding shares of convertible preferred stock into common stock using the as-if converted method, as-if such conversion has occurred as of January 1, 2011 or the original issuance date, if later (in thousands, except share and per share data).

	Year Ended December 31,
	2011	2010	2009
Historical
Numerator:
Net income (loss)	$(4,617)	$(3,096)	$15,623
Percent of participating securities allocable to common stockholders			14.1%
Rights to undistributed income, used for basic income per share	$—	$—	$2,203
Denominator:
Weighted-average number of common shares outstanding used in computing basic net income (loss) per common share	4,210,704	4,081,648	3,961,640
Dilutive effect of:
Convertible preferred stock	—	—	24,128,648
Stock options	—	—	1,114,843
Warrants	—	—	48,405
Shares subject to repurchase	—	—	2,887

Weighted-average number of common shares outstanding used in computing diluted net income (loss) per common share	4,210,704	4,081,648	29,256,423

Basic net income (loss) per common share	$(1.10)	$(0.76)	$0.56

Diluted net income (loss) per common share	$(1.10)	$(0.76)	$0.53

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash and cash equivalents at December 31, 2011 were as follows (in thousands):

	2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$41,266	$—	$—	$41,266
Government-sponsored agencies	9,042	2	—	9,044
Commercial paper	12,540	1	—	12,541
Corporate debt securities	32,528	9	(43)	32,494

Total available-for-sale securities	$95,376	$12	$(43)	$95,345

Classified as:
Cash equivalents				$39,414
Short-term investments				49,335
Long-term investments				6,596

Total available-for-sale securities				$95,345

The amortized cost and fair value of cash and cash equivalents, with gross unrealized gains and losses, at December 31, 2010 were as follows (in thousands):

	2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$5,214	$—	$—	$5,214
U.S. Treasury securities	5,023	10	—	5,033
Government-sponsored agencies	24,994	52	(2)	25,044
Commercial paper	18,993	—	—	18,993
Corporate debt securities	26,685	28	(5)	26,708

Total available-for-sale securities	$80,909	$90	$(7)	$80,992

Classified as:
Cash equivalents				$10,212
Short-term investments				69,519
Long-term investments				1,261

Total available-for-sale securities				$80,992

All available-for-sale securities held as of December 31, 2011, had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of December 31, 2011, have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2011, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

4.	Fair Value Measurements

The Company determines the fair value of financial assets and liabilities using three levels of inputs as follows:

Level 1 — Inputs which include quoted prices in active markets for identical assets and liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of December 31, 2011 and 2010 (in thousands):

	2011
Description	Level 1	Level 2	Level 3	Total
Money market fund	$41,266	$—	$—	$41,266
Government-sponsored agencies	—	9,044	—	9,044
Commercial paper	—	12,541	—	12,541
Corporate debt securities	—	32,494	—	32,494

Total assets	$41,266	$54,079	$—	$95,345

Convertible debt from related party	$—	$—	$10,472	$10,472

Total liabilities	$—	$—	$10,472	$10,472

	2010
Description	Level 1	Level 2	Level 3	Total
Money market fund	$5,214	$—	$—	$5,214
U.S. treasury securities	—	5,033	—	5,033
Government-sponsored agencies	—	25,044	—	25,044
Commercial paper	—	18,993	—	18,993
Corporate debt securities	—	26,708	—	26,708

Total assets	$5,214	$75,778	$—	$80,992

When we use observable market prices for identical securities that are traded in less active markets, we classify our marketable debt instruments as Level 2. When observable market prices for identical securities are not available, we price our marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. We corroborate non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

4.	Fair Value Measurements (continued)

The Company recorded the Convertible Debt from Related Party as a liability at fair value, which was estimated at the issuance date using the Probability-Weighted Expected Returns model model (“PWERM”). The PWERM requires inputs such as the expected term of the debt, share price volatility, risk-free interest rate and the likelihood and timing of future equity financing. These assumptions are reviewed each reporting period and changes in the estimated fair value of the convertible note are recognized in interest expense.

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2011(in thousands):

Convertible Debt Liabilities
Balance as of December 31, 2010	$—
Issuance of the convertible debt from related party	10,000
Change in fair value of convertible debt from related party included in other income (expense)	472

Balance as of December 31, 2011	$10,472

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Lab equipment	$4,906	$4,831
Computer equipment and software	1,310	1,280
Furniture and fixtures	454	457
Tenant improvements	669	650

	7,339	7,218
Less: accumulated depreciation	(5,798)	(5,091)

	$1,541	$2,127

6.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Research and development related	$1,668	$4,861
Compensation related	1,787	1,722
Equipment financing obligation	1,237	434

	$4,692	$7,017

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

7.	Debt

Equipment Financing Obligations

In February 2007, the Company entered into a credit facility for up to $2.5 million to finance equipment purchases and other related expenses, which is secured by certain fixed assets of the Company and is repayable over 42–48 months. The interest rate is fixed at the time of drawdown and is based on U.S. Treasuries of comparable maturities. Fixed asset purchases under the credit facility are recorded on the Company’s consolidated balance sheet. The credit facility draw period expired on December 31, 2007. The Company utilized approximately $1.9 million of the credit facility, bearing interest of 6.1%.

In April 2010, the Company amended the credit facility providing for up to $4.0 million to finance equipment purchases and other related expenses, with borrowing thereunder secured by certain fixed assets of the Company and is repayable over 48 months. As of December 31, 2011, the Company utilized $2.2 million of the credit facility, bearing interest on a weighted average basis of 6.7%. The credit facility expired March 31, 2011.

In aggregate, $1.4 million and $1.3 million of remaining principal under this facility was outstanding at December 31, 2011 and 2010, respectively, and secured by certain fixed assets which have a remaining net book value of $1.2 million and $1.2 million for the same period then ended.

As of December 31, 2011, future minimum principal payments related to long-term debt were as follows (in thousands):

Year ending December 31:
2012	$501
2013	568
2014	363
2015	16

Total minimum payments	1,448
Less current portion	501

Noncurrent equipment financing obligations	$947

Convertible Debt from Related Party

In September 2011, the Company entered into a convertible note loan agreement with Techne Corporation, or Techne, one of its principal stockholders, pursuant to which the Company issued a convertible note to Techne with a principal amount of $10 million and bearing interest at a rate of 5.0% per annum and a maturity date in September 2021. In February 2012, the Company completed its initial public offering, and as such, all outstanding principal and accrued and unpaid interest automatically converted into shares of common stock at a conversion price equal to the initial public offering price of $10.00. Upon the conversion of the note in connection with the initial public offering, Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00, or 200% of the initial public offering price of its common stock. In addition, pursuant to the terms of the convertible note loan agreement, Techne purchase $5.0 million of the Company’s common stock in a private placement concurrent with the offering at $10.00 per share.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

7.	Debt (continued)

The following table summarizes interest expense and amortization of debt issuance costs, recorded as other interest expense in the consolidated statement of operations for the year ended December 31, 2011, 2010 and 2009 are shown below (in thousands):

	Years Ended December 31,
Interest expense	2011	2010	2009
Convertible debt from related party — accrued interest	$156	$—	$—
Convertible debt from related party — increase in fair market value	472	—	—
Convertible debt from related party — amortization of debt issuance cost	3	—	—

Total interest expense from convertible debt from related party	631	—	—
Other	103	81	76

Total interest expense	$734	$81	$76

8.	Commitments

Operating Leases

In May 2004, the Company entered into a noncancelable operating lease for its current office and primary research facility located in Mountain View, California, which expires in April 2014. The Company received a discounted lease rate during the first year of the agreement. The total rent obligation is being expensed ratably over the term of the agreement. Rental expense for the years ended December 31, 2011, 2010 and 2009, was $830,000, $830,000 and $829,000, respectively.

Future minimum lease payments under all noncancelable operating leases as of December 31, 2011, are as follows (in thousands):

Year ending December 31:
2012	$887
2013	930
2014	315

Total minimum lease payments	$2,132

9.	Convertible Preferred Stock

The authorized, issued, and outstanding shares of convertible preferred stock at December 31, 2011 are as follows:

Series	Authorized Shares	Shares Issued and Outstanding	Aggregate Liquidation Preference
	(in thousands)
Series A convertible preferred stock	5,000,000	5,000,000	$5,000
Series B convertible preferred stock	24,390,790	24,071,790	62,586
Series C convertible preferred stock	5,048,469	5,048,469	17,670
Series D convertible preferred stock	7,750,655	7,750,655	29,840
Series E convertible preferred stock	6,800,000	6,793,478	50,000

	48,989,914	48,664,392	$165,096

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

9.	Convertible Preferred Stock (continued)

Conversion

Each share of convertible preferred stock was convertible into one share of common stock for every two shares of convertible preferred stock at the stockholders’ option; provided that any fractional shares would be rounded down, taking each stockholder’s converted shares in the aggregate.

In connection with the completion of the Company’s initial public offering in February 2012, all convertible preferred stock converted in to common stock.

Dividends

Holders of convertible preferred stock were entitled to noncumulative dividends, if and when, declared by the Board of Directors. These dividends were to be paid in advance of any distributions to common stockholders. No dividends were declared or paid.

Voting

Each share of convertible preferred stock was entitled to the number of votes equal to the number of common shares into which a share of convertible preferred stock could be converted. The Series A convertible preferred stockholders, as a class, were entitled to elect one of the six members of the Board of Directors, and the Series B convertible preferred stockholders, as a class, were entitled to elect two of the six members of the Board of Directors. The common stockholders were entitled to elect the remaining three members of the Board of Directors. Following conversion of the convertible preferred stock, all directors are elected by common stockholders.

Liquidation Preference

In the event of a liquidation or winding up of the Company, holders of Series A, B, C, D and E convertible preferred stock would have a liquidation preference of $1.00, $2.60, $3.50, $3.85 and $7.36 per share, respectively, together with any declared but unpaid dividends, over holders of common shares. After the payment to the holders of convertible preferred stock, the entire remaining assets of the Company would be distributed pro rata to the holders of common stock. If, upon liquidation, the funds available are not sufficient to permit payment of the full liquidation preference to the Series A, B, C, D and E convertible preferred stockholders, then the assets, proceeds, and funds that are available upon liquidation would be distributed ratably among the holders of the convertible preferred stock based on each holder’s pro rata percentage.

A consolidation or merger of the Company resulting in a change of voting control (i.e., a greater than 50% change) would have been deemed to be a liquidation or winding up of the Company unless holders of at least 66 2/3% of the convertible preferred stock consent otherwise to the transaction. Under the Company’s amended and restated Certificate of Incorporation, and other related agreements, a change of control or other liquidation event would have been within the control of the Company and, therefore, the preferred stock was classified as permanent equity.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

9.	Convertible Preferred Stock (continued)

Warrants to Purchase Convertible Preferred Stock

Series B Convertible Preferred Stock

In February 2001, in conjunction with the private placement of the Company’s Series B convertible preferred stock, the Company issued warrants to purchase 407,077 shares of Series B convertible preferred stock to the placement agency, in connection with the private placement of the Company’s Series B convertible preferred stock. The warrants were immediately exercisable at $2.60 per share and were exercised February 2011.

In December 2002, the Company issued warrants to purchase 15,656 shares of Series B convertible preferred stock in conjunction with obtaining equipment financing. The warrants were immediately exercisable at $2.60 per share and expire on December 31, 2012.

In December 2003, the Company issued warrants to purchase 3,344 shares of Series B convertible preferred stock, also in conjunction with obtaining additional equipment financing. The warrants were immediately exercisable at $2.60 per share. The warrants expire on December 23, 2013.

In May 2004, in conjunction with the private placement of the Company’s Series B convertible preferred stock in 2004, the Company issued warrants to purchase 300,000 shares of Series B convertible preferred stock to a placement agency. The warrants were immediately exercisable at $2.60 per share. The warrants expire on May 4, 2014.

As of December 31, 2010, 726,077 warrants to purchase Series B convertible preferred stock were outstanding. In February 2011, warrants to purchase 407,077 shares of Series B convertible preferred stock at $2.60 per share were exercised, resulting in gross proceeds of approximately $1.1 million. As of December 31, 2011, 319,000 warrants to purchase Series B convertible preferred at $2.60 per share were outstanding.

In February 2012, in connection with the initial public offering, the warrants to purchase Series B convertible preferred stock converted into 159,500 warrants to purchase common stock at $5.20 per share, expiring in 2012 through 2014.

10.	Related-Party Transactions

Glaxo Group Limited

In August 2006, the Company entered into a product development and commercialization agreement with Glaxo Group Limited (GSK). Concurrent with the collaboration agreement (the GSK Agreement), the Company issued 6,493,506 shares of Series D convertible preferred stock at $3.85 per share, for gross proceeds of $25.0 million. Under the terms of the agreement, the Company received an initial nonrefundable up-front fee of $38.5 million. Under the agreement, the Company delivered intellectual property rights and has an obligation to perform research and development services. Because there was not both stand-alone value of the delivered intellectual property and evidence of fair value of the undelivered research and development services, the arrangement was accounted for as a combined unit of accounting. As a combined unit of accounting, the consideration is generally recognized in the same manner as the final deliverable. The up-front payment is being recognized as revenue over the estimated research and development term during which GSK may exercise its right to license certain product candidates under the agreement.

The GSK Agreement provides GSK with an option to license certain product candidates on an exclusive, worldwide basis. Upon exercise of a product option by GSK, the Company will grant GSK an exclusive license

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

10.	Related-Party Transactions (continued)

to the specific product compounds, and GSK will bear all future costs and responsibility associated with furthering the development of the drug candidate. If these programs are successfully advanced through development by GSK, the Company is entitled to receive regulatory and commercial milestone payments based on performance and royalties of future product sales, if any. In addition, for certain licensed product compounds, the Company may receive greater royalty payments on future product sales, if it elects to co-develop and co-promote such potential drug candidates for certain indications by paying a certain portion of the costs to further develop the product compound. GSK has option rights with respect to CCX168 and the two respective designated backup compounds, which may be exercised by GSK upon demonstration by the Company of a successful clinical proof-of-concept for each respective drug candidate. If exercised, the Company would be entitled to an option exercise fee of $25.0 million upon the exercise of each option.

Under the GSK Agreement, the Company would be entitled to receive aggregate milestones up to $372.0 million for Traficet-EN and $247.0 million for CCX354 and CCX168. There can be no assurance that the Company will be able to successfully complete a proof-of-concept trial for CCX168 or that the relevant regulatory filing or approval milestones can be achieved for any of its programs such that the Company might receive the related option exercise fees and milestone payments. In addition, even if proof-of-concept trials for any of the Company’s drug candidates result in positive outcomes, GSK is under no obligation to exercise its option and there can be no assurance that GSK will exercise any of its remaining options, or that GSK will obtain Hart-Scott-Rodino clearance with respect to such options. Furthermore, GSK may terminate the entire collaboration agreement or any collaboration program on a program-by-program basis for any reason upon 90 days prior written notice. The clinical trials for any product candidates may fail to demonstrate appropriate safety and efficacy in order to achieve regulatory approval. Even if regulatory approval is granted, drug candidates may not achieve market acceptance among physicians, patients and third party payors and, ultimately, may not be commercially successful.

Future potential filing and approval milestone payments for Traficet-EN, CCX354 and CCX168 under the GSK Agreement are as follows (in thousands):

	Filing	Approval
US	$25,000	$35,000
Other territories	22,000	40,000

In addition, the Company is eligible for sales milestone payments up to $250.0 million for Traficet-EN and $125.0 million for CCX354 and CCX168.

The GSK Agreement would expire with respect to each licensed product and country upon the expiration of the payment obligations of GSK for that licensed product in that country, and would expire in its entirety upon the expiration of the last payment obligation of GSK for the last licensed product in the last country. GSK may terminate the GSK Agreement for any reason upon 90 days written notice to the Company. The GSK Agreement and each program under the GSK Agreement may also be terminated for cause under certain circumstances, including breach, insolvency, or by GSK for convenience.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

10.	Related-Party Transactions (continued)

The Company recognized following revenues from GSK during the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Contract revenue	$3,045	$4,721	$4,100
Recognition of upfront payments	3,628	5,140	5,644
Milestones	25,000	25,000	40,000

In October 2010, the Company changed its estimate of the research and development term from six years and four months to seven years and seven months and is recognizing the remaining unamortized portion of the up-front payment over the revised expected remaining research term which was estimated to end in March 2014. The Company achieved certain milestones in 2009 and 2010 that were determined to be substantive and at risk at the inception of the arrangement and, as such, were recognized in the period when the milestones were achieved. In addition, the GSK Agreement provides for research funding for the initial three-year term as reimbursement for collaborative research efforts of the Company as well as development milestones for advancing selected drug candidates toward and into the clinic.

In July 2009, the GSK Agreement was further amended to provide for funding of up to $2.5 million for additional research and drug discovery relating to the fourth target under the GSK Agreement, of which $1.1 million was recorded as deferred revenue at December 31, 2009, and subsequently recognized as revenue in 2010. In February 2010, the GSK Agreement was further amended to provide for funding of up to $1.6 million to conduct certain non-clinical activities for CCX168. Research funding from the GSK Agreement as amended, was $3.0 million, $4.7 million and 4.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In December 2009 and November 2011, GSK exercised its option under the GSK Agreement to obtain an exclusive license for the further development and commercialization of CCX354 and Traficet-EN and two identified back-up compounds, respectively. In connection with the exercise of the option, GSK paid the Company a non-refundable option exercise fee of $25.0 million in November 2011 and $35.0 million in January 2010 and assumed responsibility for the development and commercialization of CCX354, Traficet-EN and related compounds, at GSK’s expense, subject to the Company’s specified development and commercial participation rights. The Company has no further performance obligations related to research and development under these programs. Accordingly, the Company recognized the $25.0 million and $35.0 million option exercise fee as revenue in the year ended December 31, 2011 and 2009, respectively.

In February 2012, based on unblinded data from a recently completed Phase I clinical trial of CCX832, the Company and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds. Under the agreement, all rights to the CCX832 revert back to the Company. Had the Company chosen to continue to develop and commercialize CCX832, the Company would have been subject to a future royalty to GSK of 3% on annual worldwide net sales (capped at $50.0 million).

For the years ended December 31, 2011, 2010 and 2009, the research and development costs under the GSK Agreement were partially offset by contract revenue. At December 31, 2011 and 2010, the Company had an accounts receivable balance due from GSK of $507,000 and $12.5 million, respectively.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

10.	Related-Party Transactions (continued)

Techne

As of December 31, 2011 Techne held 9,427,133 shares of our convertible preferred stock. For the years ended December 31, 2011, 2010, and 2009, the Company paid Techne $55,000, $68,000 and $106,000, respectively, for research materials. As of December 31, 2011 and 2010, the Company had an accounts payable balance due to Techne for the purchase of research materials of $2,200 and $8,000, respectively. As described in Note 7, in September 2011, the Company entered into a convertible note loan agreement with Techne, pursuant to which the Company issued a convertible note to Techne with a principal amount of $10 million. Following the completion of our IPO, all outstanding principal and accrued interest automatically converted into 1,021,490 shares of common stock.

Repurchased Shares

In January 2009, the Company repurchased 183,333 shares of common stock at $6.00 per share from its chief executive officer for a total of $1.1 million and recorded the repurchased shares as an offset to additional paid-in-capital.

11.	Equity Incentive Plans

In May 2002, the stockholders approved the Amended and Restated 1997 Stock Option/Stock Issuance Plan (the 1997 Plan) and in September 2002, the stockholders approved the 2002 Equity Incentive Plan (the 2002 Plan).

Collectively, the 1997 Plan and the 2002 Plan are known as the Stock Plans. Under the Stock Plans, incentive stock options may be granted by the Board of Directors to employees at exercise prices of not less than 100% of the fair value at the date of grant. Nonstatutory options may be granted by the Board of Directors to employees, officers, and directors of the Company or consultants at exercise prices of not less than 85% of the fair value of the common stock on the date of grant. The fair value at the date of grant is determined by the Board of Directors. Under the Stock Plans, options may be granted with different vesting terms from time to time, but not to exceed 10 years from the date of grant. Outstanding options generally vest over four years, with 25% of the total grant vesting on the first anniversary of the option grant date and 1/36th of the remaining grant vesting each month thereafter. Options are immediately exercisable, subject to the Company’s rights to repurchase.

As of February 2012, the stockholders approved the 2012 Equity Incentive Award Plan (the 2012 Plan). A total of 3,000,000 shares of our common stock will initially be reserved for issuance under the Equity Plan. In addition, the number of shares available for issuance under the Equity Plan will be annually increased by an amount equal to the lesser of: 2,000,000 shares; or, 4% of the outstanding shares of our common stock as of the last day of our immediately preceding fiscal year; or, an amount determined by our board of directors.

As of February 2012, the stockholders approved the 2012 Employee Stock Purchase Plan, or the ESPP. A total of 300,000 shares of our common stock will initially be reserved for issuance under our ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2012 fiscal year, by an amount equal to the lesser of: 300,000 shares: 1% of outstanding shares of our common stock; or, an amount determined by our board of directors. The ESPP will provide for an aggregate limit of 3,000,000 shares of common stock that may be issued under the ESPP during the term of the ESPP.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

11.	Equity Incentive Plans (continued)

As of December 31, 2011, a total of 6,000,000 shares of common stock have been authorized for issuance under the Stock Plans.

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2008	396,151	2,620,472	$3.11
Increase in authorized shares	1,500,000	—	—
Options granted	(824,437)	824,437	6.00
Options exercised	—	(47,923)	1.18
Options forfeited	63,849	(63,849)	2.38

Balances as of December 31, 2009	1,135,563	3,333,137	3.87
Options granted	(764,494)	764,494	6.30
Options exercised	—	(113,109)	1.03
Options forfeited	39,370	(39,370)	5.89

Balances as of December 31, 2010	410,439	3,945,152	4.40
Options granted	(390,679)	390,679	6.87
Options exercised	—	(290,688)	0.89
Options forfeited	28,750	(28,750)	5.80

Balances as of December 31, 2011	48,510	4,016,393	$4.89

As of December 31, 2011, stock options outstanding were as follows:

	Options Outstanding and Exercisable
Exercise Prices	Shares	Weighted-Average Contractual Life
$0.60	601,099	2.83
0.88	8,646	4.22
2.00	213,750	4.11
4.30	475,250	5.08
4.90	74,650	5.78
6.00	1,516,212	7.11
6.30	742,807	8.55
6.60	27,562	9.11
6.90	356,417	9.56

	4,016,393

At December 31, 2011, 2,761,653 of the 4,016,393 options were vested. At December 31, 2011, all options outstanding were exercisable and had a weighted-average remaining contractual life of 6.54 years, a weighted-average exercise price per share of $4.89, and an aggregate intrinsic value of $8.1 million. The aggregate intrinsic value was calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock of $6.90 per share as of December 31, 2011.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

11.	Equity Incentive Plans (continued)

Early Exercise of Stock Options

The Stock Plans allow for the granting of options that may be exercised before the options have vested. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser. The shares subject to repurchase are not included in the shares outstanding in these consolidated financial statements. Amounts received in exchange for these shares have been recorded as a liability on the accompanying consolidated balance sheets under the heading “accrued liabilities” and will be reclassified into common stock and additional paid-in capital as the shares vest.

As of December 31, 2011 and 2010, there were 700 and zero shares of common stock, respectively, issued related to the early exercise of stock options subject to repurchase by the Company.

Stock-based Compensation

As of December 31, 2011, options exercisable had an aggregate intrinsic value of $8.1 million with a weighted average exercise price per share of $4.89 and a weighted average remaining contractual life of 6.54 years.

The Black-Scholes valuation model requires that assumptions are made with respect to various factors, including the expected volatility of the fair value of the Company’s common stock. The Company has based its expected volatility on the average historical volatilities of public entities having similar characteristics including: industry, stage of life cycle, size, and financial leverage. While individual companies within the peer group had a wide range of observed historical volatility, the historical volatility for the peer group as a whole averaged in the 70% range for the periods presented. The fair values of the employee stock options granted under the Company’s Stock Plans during 2011, 2010 and 2009 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31
	2011	2010	2009
Dividend yield	0%	0%	0%
Volatility	78%	70%	71%
Weighted-average expected life (in years)	6	6	6
Risk-free interest rate	1.56%	1.84%	2.68%

Employee stock-based compensation expense recognized was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee stock-based compensation expense (which includes the October 2007 exercise price modification of certain options) recognized was as follows (in thousands):

	Year Ended December 31
	2011	2010	2009
Research and development	$1,023	$1,018	$828
General and administrative	1,515	1,291	870

Total	$2,538	$2,309	$1,698

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

11.	Equity Incentive Plans (continued)

At December 31, 2011, the Company had $4.4 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted-average period of 2.36 years.

The weighted-average grant date fair value of options issued was $4.64, $3.97, and $3.88 in 2011, 2010, and 2009, respectively. The total intrinsic value of the options exercised was $1.7 million, $564,000, and $231,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Stock Option Modification

In October 2007, the Company’s Board of Directors approved an offer to certain stock option holders for the increase in the exercise price of February 2006 and May 2006 stock option grants from $0.88 per share to $2.00 per share. The stock option holders who accepted the increase in the exercise price received cash bonuses for the amount of the increase in exercise price of $1.12 per share, to be paid as the amended stock options vest.

The modification resulted in additional compensation expense of zero, $7,000, and $101,000 in the years ended December 31, 2011, 2010, and 2009 respectively. Those electing to amend their stock option agreements to reflect an increased exercise price held a total of 248,000 options, resulting in option modification accounting. The cash bonuses of $zero, $5,000, and $69,000 as of December 31, 2011, 2010, and 2009, respectively, are recorded as additional stock-based compensation in the consolidated statement of operations.

Stock Options Granted to Nonemployees

During 2011, 2010 and 2009, the Company granted to consultants options to purchase 47,500, 25,750 and 12,500 shares of common stock, respectively. The stock-based compensation expense related to nonemployees will fluctuate as the fair value of the Company’s common stock fluctuates. In connection with grants of stock options to nonemployees, the Company recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31
	2011	2010	2009
Research and development	$82	$17	$59
General and administrative	22	20	21

	$104	$37	$80

Stock-based compensation expense related to stock options granted to nonemployees is recognized as the stock options vest. The estimated fair values of the stock options granted are calculated at each reporting date using the Black-Scholes option-pricing model, with the following assumptions:

	Year Ended December 31
	2011	2010	2009
Dividend yield	0%	0%	0%
Volatility	76%	70%	71%
Expected life (in years)	5.3-9.6	6.3-8.5	5.6-8.6
Risk-free interest rate	0.9-2.0%	2.3-2.9%	2.3-3.4%

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

12.	401(k) Plan

In October 1997, the Company established the ChemoCentryx 401(k) Plan and Trust (the 401(k) Plan). Employees may contribute, up to the percentage limit imposed by the Internal Revenue Code, an amount of their salary each calendar year until termination of their employment with the Company. The Company may elect to make matching contributions, as per the Plan; however, no matching contributions were made in the years ended December 31, 2011, 2010 and 2009.

13.	Government Research Contract and Grant

In October 2010, the Company was awarded $1.9 million from the United States Department of the Treasury for eight projects under the Qualitative Therapeutic Discovery Project Program under the Patient Protection and Affordable Care Act of 2010 to support research with the potential to produce new therapies. The first $1.8 million was received in November 2010 and the remaining $119,000 was received in the first quarter of 2011. As of December 31, 2010, the Company had incurred the associated expenses underlying the qualified investment and received certification from the Department of Treasury for each project awarded. As of December 31, 2011, there were no remaining performance obligations associated with the grants and the grants were recorded as other income for the year then ended.

14.	Income Taxes

The components of the income tax (benefit) expense are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current (benefit from) provision for income taxes:
Federal	$—	$(19)	$(300)
State	—	(54)	(54)

Total current (benefit from) provision for income taxes	—	(73)	(73)
Deferred (benefit from) provision for income taxes:
Federal	—	—	—
State	—	—	—

Total deferred tax (benefit from) provision for income taxes	—	—	—

(Benefit from) provision for income taxes	$—	$(73)	$293

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory income tax rate	(34.00)%	(34.00)%	34.00%
State income taxes, net of federal benefit	(5.83)	(5.83)	5.83
Permanent items	6.17	(8.47)	4.64
Research and development credits	(4.50)	(16.36)	(2.62)
Deferred tax assets (utilized) not benefitted	37.92	43.39	(40.01)
Section 48D grant income	—	20.66	—
Other	0.24	(1.68)	—

(Benefit from) provision for income taxes	—%	(2.29)%	1.84%

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

14.	Income Taxes (continued)

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	2011	2010
Net operating loss carryforwards	$29,131	$27,040
Deferred revenue	3,252	4,698
Research and development credit	3,742	3,534
Amortization of deferred stock compensation — non-qualifed	1,454	813
Reserves and accruals	620	396
Depreciation and amortization	355	322

Total deferred tax assets	38,554	36,803
Deferred tax liability	—	—

Net deferred tax asset	38,554	36,803
Less: valuation allowance	(38,554)	(36,803)

Net deferred tax assets	$—	$—

The Company has concluded that it was more likely than not that its deferred tax assets will not be realized. Accordingly, the total deferred tax assets have been fully offset by a valuation allowance. The Company’s valuation allowance increased by approximately $1.8 million, increased by $1.4 million and decreased by $6.4 million during 2011, 2010, and 2009 respectively.

At December 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $73.7 million and $73.1 million, respectively. The federal net operating loss carryforwards begin to expire in 2025 and the state net operating loss carryforwards begin to expire in 2014, if not utilized.

The Company has federal and state research and development credit carryforwards of $5.1 million and $2.6 million, respectively. The federal research and development credits will begin to expire in 2019, if not utilized. California research and development credits can be carried forward indefinitely.

Utilization of the net operating loss and credit carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and credit carryforwards before their utilization.

The deferred tax asset balances as of December 31, 2011 and 2010 did not include excess tax benefits from stock option exercises. The amount excluded at December 31, 2011 and 2010 was 496,843 and 312,236 respectively. The use of tax benefits associated with the stock option related deductions will be credited directly to stockholders’ equity upon ultimate realization.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

14.	Income Taxes (continued)

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009, is as follows (in thousands):

Unrecognized Income Tax Benefits
Balance as of January 1, 2009	$2,133
Additions for current year tax positions	296

Balance as of December 31, 2009	2,429
Additions for current year tax positions	677

Balance as of December 31, 2010	3,106
Additions for current year tax positions	608

Balance as of December 31, 2011	$3,714

For U.S. federal and California income tax purposes, the statute of limitations remains open for the years beginning 2008 and 2007, respectively, except for the carryforward of net operating losses and research and development credits generated in prior years. The Company is not aware of any items that will significantly increase or decrease its unrecognized tax benefits in the next 12 months.

The IRS has completed its audit for the years ended December 31, 2007 and 2008, and there have been no adjustments to the Company’s attributes carryforwards; however, the research and development credit may be subject to re-examination.

15.	Selected Quarterly Financial Data (unaudited)

Selected quarterly results from operations for the years ended December 31, 2011 and 2010 are as follows (in thousands except per share amounts):

	2011 Quarter Ended
	March 31,	June 30,	September 30,	December 31,(1)
Revenue	$2,948	$1,232	$1,441	$26,052
Net income (loss)	(6,288)	(7,903)	(8,658)	18,232
Basic net loss per share	$(1.52)	$(1.90)	$(2.06)	$0.64
Diluted net loss per share	$(1.52)	$(1.90)	$(2.06)	$0.61

	2010 Quarter Ended
	March 31,(2)	June 30,	September 30,	December 31,(2)
Revenue	$17,696	$2,078	$1,972	$13,115
Net income (loss)	8,949	(8,406)	(8,720)	5,081
Basic net loss per share	$0.32	$(2.05)	$(2.13)	$0.18
Diluted net loss per share	$0.03	$(2.05)	$(2.13)	$0.17

(1)	In connection with the exercise of its option to obtain an exclusive license to further develop and commercialize CCX354 and Traficet-EN, GSK paid the Company a non-refundable option exercise fee of $25.0 million in November 2011 which was recognized in full as milestone revenue in the period received.
(2)	In connection to the nomination of a back-up compound for CCX832 and the initiation of a first-in-human study for CCX168 and CCX832, respectively, GSK paid to us additional milestones of $10.0 million and $15.0 million in the quarters ended December 31, 2010 and March 31, 2010 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: March 30, 2012	By:	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Schall, Ph.D. Thomas J. Schall, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012

/s/ Susan M. Kanaya Susan M. Kanaya	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 30, 2012

/s/ Rishi Gupta, J.D. Rishi Gupta, J.D.	Director	March 30, 2012

/s/ Roger C. Lucas, Ph.D. Roger C. Lucas, Ph.D.	Director	March 30, 2012

/s/ Geoffrey M. Parker Geoffrey M. Parker	Director	March 30, 2012

/s/ Edward E. Penhoet, Ph.D. Edward E. Penhoet, Ph.D.	Director	March 30, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

4.2(3)	Amended and Restated Investors Rights Agreement among the Registrant and certain investors set forth therein, dated September 8, 2011.

4.3(3)	Form of Common Stock Warrant.

4.4(3)	Form of Series B Preferred Stock Warrant.

4.5(3)	Convertible Note Loan Agreement, dated September 9, 2011, by and between the Registrant and Techne Corporation.

10.1#(1)	Amended and Restated 1997 Stock Option/Stock Issuance Plan and form of agreement thereunder.

10.2#(1)	Amended and Restated 2002 Equity Incentive Plan and forms of agreements thereunder.

10.3#(1)	2012 Equity Incentive Award Plan and form of agreement thereunder.

10.4#(1)	2012 Employee Stock Purchase Plan.

10.5#(1)	2012 Cash Incentive Plan.

10.6#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Thomas J. Schall, Ph.D.

10.7#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Markus J. Cappel, Ph.D.

10.8#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Susan M. Kanaya.

10.9#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Juan C. Jaen, Ph.D.

10.10#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Petrus Bekker M.D., Ph.D.

10.11(3)	Standard Industrial/Commercial Multi-Tenant Lease, dated April 20, 2004, by and between Portola Land Company and the Registrant.

10.12†(4)	Product Development and Commercialization Agreement, effective as of August 22, 2006, by and between the Registrant and Glaxo Group Limited.

10.13†(3)	Amendment No. 1 to Product Development and Commercialization Agreement, effective as of September 30, 2007, by and between the Registrant and Glaxo Group Limited.

10.14†(3)	Amendment No. 2 to Product Development and Commercialization Agreement, effective as of October 6, 2008, by and between the Registrant and Glaxo Group Limited.

10.15†(3)	Amendment No. 3 to Product Development and Commercialization Agreement, effective as of August 22, 2009, by and between the Registrant and Glaxo Group Limited.

10.16†(3)	Amendment No. 4 to Product Development and Commercialization Agreement, effective as of February 26, 2010, by and between the Registrant and Glaxo Group Limited.

10.17†(3)	Amendment No. 5 to Product Development and Commercialization Agreement, effective as of November 15, 2010, by and between the Registrant and Glaxo Group Limited.

Exhibit Number	Description

10.18#(1)	Form of Indemnification Agreement.

10.19(3)	Amendment to Series D Preferred Stock Subscription Agreement, dated as of November 8, 2007, by and between the Registrant and Glaxo Group Limited.

10.20(3)	Series E Preferred Stock Subscription Agreement, dated as of August 26, 2008, by and between the Registrant and Glaxo Group Limited.

10.21(3)	Loan and Security Agreement, dated as of February 20, 2007, by and between the Registrant and Silicon Valley Bank.

10.22(3)	Amendment No. 2 to Loan and Security Agreement, dated as of April 19, 2010, by and between the Registrant and Silicon Valley Bank.

21.1	Subsidiaries of the Registrant.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

31.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(2)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on February 6, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(3)	Filed with the Registrant’s Registration Statement on Form S-1 on October 14, 2011 (Registration No. 333-177332), and incorporated herein by reference.
(4)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on January 6, 2012 (Registration No. 333-177332), and incorporated herein by reference.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.