Form 10-Q
period 2012-03-31
ChemoCentryx, Inc.
filed 2012-05-10
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-35420

ChemoCentryx, Inc

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3254365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

850 Maude Avenue

Mountain View, California 94043

(Address of Principal Executive Offices) (Zip Code)

(650) 210-2900

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 4, 2012, was 36,171.295.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31, 2012	December 31, 2011
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$20,733	$40,155
Short-term investments	98,754	49,335
Accounts receivable from related party	494	507
Prepaid expenses and other current assets	1,488	1,322

Total current assets	121,469	91,319
Property and equipment, net	1,408	1,541
Long-term investments	27,078	6,596
Other assets	160	2,095

Total assets	$150,115	$101,551

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,557	$536
Accrued liabilities	3,513	4,692
Deferred revenue from related party	4,513	3,628
Current portion of equipment financing obligations	506	501

Total current liabilities	10,089	9,357
Noncurrent equipment financing obligations	807	947
Deferred revenue from related party	2,633	4,535
Convertible note from related party	—	10,472
Other non-current liabilities	206	243

Total liabilities	13,735	25,554
Commitments
Stockholders’ equity:
Preferred stock:
Convertible preferred stock $0.001 par value; no shares and 48,989,914 shares authorized and issuable in Series A to E at March 31 2012 and December 31, 2011, respectively; no shares and 48,664,392 shares issued and outstanding; aggregate liquidation preference of $0 and $165,096 at March 31, 2012 and December 31, 2011, respectively;	—	49
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value, 200,000,000 shares and 68,000,000 shares authorized at March 31, 2012 and December 31, 2011, respectively; 36,162,386 shares and 4,385,439 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively, net of shares subject to repurchase	36	4
Additional paid-in capital	239,764	170,289
Employee note receivable	(16)	(16)
Accumulated other comprehensive loss	(21)	(31)
Accumulated deficit	(103,383)	(94,298)

Total stockholders’ equity	136,380	75,997

Total liabilities and stockholders’ equity	$150,115	$101,551

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Collaborative research and development revenue from related party	$1,018	$2,948
Operating expenses:
Research and development	6,909	7,320
General and administrative	2,562	2,008

Total operating expenses	9,471	9,328

Loss from operations	(8,453)	(6,380)
Interest income	103	119
Interest expense	(735)	(27)

Total interest income (expense), net	(632)	92

Net loss	$(9, 085)	$(6,288)

Net loss per common share:
Basic and Diluted	$(0.28)	$(1.52)

Shares used to compute net loss per common share:
Basic and Diluted	32,931	4,135

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31
	2012	2011
Consolidated net loss	$(9,085)	$(6,288)
Increase/(decrease) in net unrealized gains on available-for-sale securities	10	(48)

Consolidated comprehensive loss	$(9,075)	$(6,336)

CHEMOCENTRYX, INC.

CONDENSED CONSILIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(9,085)	$(6,288)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	159	189
Stock-based compensation	1,022	622
Noncash interest expense	646	—
Changes in assets and liabilities:
Accounts receivable due from related party	13	9,979
Prepaids and other current assets	(166)	125
Other assets	1,935	—
Accounts payable	1,021	148
Other liabilities	(1,069)	(1,623)
Deferred revenue	(1,017)	(907)

Net cash (used in) provided by operating activities	(6,541)	2,245
Investing activities
Purchases of property and equipment, net	(26)	(26)
Purchase of investments	(92,882)	(39,831)
Maturities of investments	22,991	41,632

Net cash (used in) provided by investing activities	(69,917)	1,775
Financing activities
Proceeds from equipment financing	—	700
Payments on equipment financing obligations	(135)	(139)
Proceeds from exercise of stock options	154	27
Proceeds from exercise of warrants	—	1,058
Proceeds from issuance of common stock	57,017	—

Net cash provided by financing activities	57,036	1,646

Net increase (decrease) in cash and cash equivalents	(19,422)	5,666
Cash and cash equivalents at beginning of period	40,155	12,056

Cash and cash equivalents at end of period	$20,733	$17,722

Supplemental disclosures of cash flow information
Cash paid for interest	$89	$32
Non-cash financing activity:
Issuance of common stock for settlement of convertible debt, including accrued interest	$10,215	$—

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

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

Unaudited Interim Financial Information

The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2011 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (GAAP). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, or SEC, on March 30, 2012.

Initial Public Offering

In February 2012, the Company completed its initial public offering, or IPO, pursuant to which the Company issued 5,175,000 shares of common stock, including the exercise of the underwriters’ over-allotment option and received (a) net proceeds of $45.0 million, after underwriting discounts, commissions and offering expenses; and (b) gross proceeds of $12.0 million in concurrent private placements at the IPO price of $10.00 per share. In addition, in connection with the completion of the Company’s IPO, all convertible preferred stock converted into common stock.

2.	Summary of Significant Accounting Policies

We describe our significant accounting policies in Note 2 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to our significant accounting policies during the three months ended March 31, 2012.

Use of Estimates

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

Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of vested common shares outstanding during the period. The convertible preferred stock contained certain participation rights. Participating securities are included in the computation of basic income per share using the two-class method. The calculation of diluted net loss per share excludes potential common stock because its effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options and warrants, upon the conversion of convertible preferred stock and upon the conversion of the Company’s convertible loans.

As of March 31, 2012 and 2011, the Company’s potential common stock includes the following shares, all of which have been excluded from the computation of diluted net loss per share because their impact is antidilutive:

	Three Months Ended March 31,
	2012	2011
Convertible preferred stock	—	24,332,186
Options to purchase common stock	4,279,738	3,923,595
Warrants to purchase convertible preferred stock	309,500	159,500
Common stock subject to repurchase	700	—

	4,589,938	28,415,281

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash and cash equivalents at March 31, 2012 were as follows (unaudited, in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$25,449	$4	$—	$25,453
Government-sponsored agencies	19,026	3	—	19,029
Commercial paper	28,241	1	—	28,242
Corporate debt securities	73,870	18	(47)	73,841

Total available-for-sale securities	$146,586	$26	$(47)	$146,565

Classified as:
Cash equivalents				$20,733
Short-term investments				98,754
Long-term investments				27,078

Total available-for-sale securities				$146,565

The amortized cost and fair value of cash and cash equivalents at December 31, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$41,266	$—	$—	$41,266
Government-sponsored agencies	9,042	2	—	9,044
Commercial paper	12,540	1	—	12,541
Corporate debt securities	32,528	9	(43)	32,494

Total available-for-sale securities	$95,376	$12	$(43)	$95,345

Classified as:
Cash equivalents				$39,414
Short-term investments				49,335
Long-term investments				6,596

Total available-for-sale securities				$95,345

All available-for-sale securities held as of March 31, 2012, had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of March 31, 2012, have been in a continuous unrealized loss position for more than 12 months. As of March 31, 2012, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

4.	Fair Value Measurements

The Company determines the fair value of financial assets and liabilities using three levels of inputs as follows:

Level 1—Inputs which include quoted prices in active markets for identical assets and liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of March 31, 2012 and December 31, (in thousands):

	March 31, 2012 (unaudited)
	Level 1	Level 2	Level 3	Total
Description
Money market fund	$25,453	$—	$—	$25,453
Government-sponsored agencies	—	19,029	—	19,029
Commercial paper	—	28,242	—	28,242
Corporate debt securities	—	73,841	—	73,841

Total assets	$25,453	$121,112	$—	$146,565

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Description
Money market fund	$41,266	$—	$—	$41,266
Government-sponsored agencies	—	9,044	—	9,044
Commercial paper	—	12,541	—	12,541
Corporate debt securities	—	32,494	—	32,494

Total assets	$41,266	$54,079	$—	$95,345

Convertible debt from related party	$—	$—	$10,472	$10,472

Total liabilities	$—	$—	$10,472	$10,472

When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

The Company recorded its convertible debt as a liability at fair value, which was estimated at the issuance date using the Probability-Weighted Expected Returns model (“PWERM”). The PWERM requires inputs such as the expected term of the debt, share price volatility, risk-free interest rate and the likelihood and timing of future equity financing. These assumptions are reviewed each reporting period and changes in the estimated fair value of the convertible note are recognized in interest expense. As of December 31, 2011, the Company estimated the fair value of our convertible debt at approximately $10.5 million. In February 2012, following the completion of the Company’s IPO, all outstanding principal and accrued interest relating to this debt automatically converted into 1,021,490 shares of common stock. The following table shows the change in fair market value of the Company’s liabilities during the quarter ended March 31, 2012 (in thousands).

Fair Market Value
Convertible debt from related party
Balance as of December 31, 2011	$10,472
Change in fair market value prior to conversion	794

Balance upon conversion	11,266

Balance as of March 31, 2012	$—

5.	Convertible Preferred Stock

The authorized, issued, and outstanding shares of convertible preferred stock at December 31, 2011 are as follows:

Series	Authorized Shares	Shares Issued and Outstanding	Aggregate Liquidation Preference
			(in thousands)
Series A convertible preferred stock	5,000,000	5,000,000	$5,000
Series B convertible preferred stock	24,390,790	24,071,790	62,586
Series C convertible preferred stock	5,048,469	5,048,469	17,670
Series D convertible preferred stock	7,750,655	7,750,655	29,840
Series E convertible preferred stock	6,800,000	6,793,478	50,000

	48,989,914	48,664,392	$165,096

Conversion

In connection with the completion of the Company’s IPO in February 2012, all convertible preferred stock converted into 24,332,186 shares of common stock.

Warrants to Purchase Convertible Preferred Stock

Series B Convertible Preferred Stock

In February 2012, in connection with the IPO, all outstanding warrants to purchase Series B convertible preferred stock converted into 159,500 warrants to purchase common stock at $5.20 per share, expiring in 2012 through 2014.

6.	Related-Party Transactions

Glaxo Group Limited

In August 2006, the Company entered into a product development and commercialization agreement with Glaxo Group Limited (GSK). The Company recognized the following revenues from GSK during the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Contract revenue	$—	$2,041
Recognition of upfront payments	1,018	907

In February 2012, based on unblinded data from a recently completed Phase I clinical trial of CCX832, the Company and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds. Under the agreement, all rights to CCX832 remain with the Company. At March 31, 2012 and December 31, 2011, the Company had an accounts receivable balance due from GSK of $494,000 and $507,000, respectively.

Techne

In September 2011, the Company entered into a convertible note loan agreement with Techne Corporation, or Techne, one of its principal stockholders, pursuant to which the Company issued a convertible note to Techne with a principal amount of $10 million and bearing interest at a rate of 5.0% per annum and a maturity date in September 2021. In February 2012, the Company completed its IPO, and as such, all outstanding principal and accrued and unpaid interest automatically converted into 1,021,490 shares of common stock at a conversion price equal to the IPO price of $10.00 per share. Upon the conversion of the note in connection with the IPO, Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00 per share, or 200% of the IPO price of its common stock. In addition, pursuant to the terms of the convertible note loan agreement, concurrent with the IPO, Techne purchased $5.0 million of the Company’s common stock in a private placement at $10.00 per share.

7.	Equity Incentive Plans

In May 2002, the stockholders approved the Amended and Restated 1997 Stock Option/Stock Issuance Plan (the 1997 Plan), in September 2002, the stockholders approved the 2002 Equity Incentive Plan (the 2002 Plan, and collectively with the 1997 Plan, the Prior Plans), and in February 2012, the stockholders approved the 2012 Equity Incentive Award Plan (the 2012 Plan, and together with the Prior Plans, the Stock Plans). As of February 8, 2012, the effective date of the 2012 Plan, no further award grants will be made under the Prior Plans.

As of March 31, 2012, the total number of shares available for issuance under the 2012 Plan was 2,736,894, which consists of (a) 3,000,000 shares of the Company’s common stock initially reserved for issuance under the 2012 Plan, (b) 52,576 shares of common stock available for issuance under the Prior Plans as of the effective date of the 2012 Plan and (c) zero shares of common stock subject to outstanding awards under the Prior Plans that were forfeited or lapsed unexercised between the effective date of the 2012 Plan and March 31, 2012, less 315,682 shares of common stock granted under the 2012 Plan between February 8, 2012 and March 31, 2012. The number of shares available for issuance under the 2012 Plan will be annually increased by an amount equal to the lesser of: 2,000,000 shares; or, 4% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year; or, an amount determined by our Board of Directors. As of March 31, 2012, a total of 315,682 shares of common stock were subject to outstanding awards under the 2012 Plan.

Under the 2012 Plan, incentive stock options may be granted by the Board of Directors to employees, and nonstatutory options may be granted by the Board of Directors to employees, officers, directors and consultants, at exercise prices of not less than 100% of the fair value at the date of grant. Under the 2012 Plan, options may be granted with different vesting terms from time to time, but not to exceed 10 years from the date of grant. Outstanding options generally vest over four years, with 25% of the total grant vesting on the first anniversary of the option grant date and 1/36th of the remaining grant vesting each month thereafter.

In February 2012, the stockholders approved the 2012 Employee Stock Purchase Plan, (the ESPP), which plan became effective as of February 8, 2012. A total of 300,000 shares of the Company’s common stock have been reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2013 fiscal year, by an amount equal to the lesser of: 300,000 shares; 1% of outstanding shares of the Company’s common stock; or, an amount determined by its Board of Directors. The ESPP provides for an aggregate limit of 3,300,000 shares of common stock that may be issued under the ESPP during the term of the ESPP. As of March 31, 2012, no shares of common stock have been issued to employees under the ESPP.

As of March 31, 2012, the Company had the following option activity under its Stock Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	4,016,393	$4.89
Granted	315,682	10.29
Exercised	(48,271)	3.19
Cancelled	(4,066)	6.43

Options outstanding at March 31, 2012	4,279,738	$5.30	6.59 years	$22,929,137

Stock-based Compensation

During the three months ended March 31, 2012, the Company granted to employees options to purchase 315,682 shares of common stock under the 2012 Plan. As of March 31, 2012, $5.4 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.46 years. The fair values of the employee stock options granted under the Company’s Stock Plans were estimated at the date of grant using the Black-Scholes option-pricing model.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission, or SEC, on March 30, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012.

Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

ChemoCentryx®, the ChemoCentryx logo, Traficet™ and Traficet-EN™ are our trademarks in the United States, the European Community, Australia and Japan. EnabaLink® and RAM® are our trademarks in the United States. Each of the other trademarks, trade names or service marks appearing in this Quarterly Report on Form 10-Q belongs to its respective holder.

Unless the context requires otherwise, in this Quarterly Report on Form 10-Q the terms “ChemoCentryx,” “we,” “us” and “our” refer to ChemoCentryx, Inc., a Delaware corporation, and our subsidiary taken as a whole.

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. We currently have four drug candidates in clinical development, and expect to advance at least one additional drug candidate into clinical development in 2012. Our drug candidates include:

•

Traficet-EN (CCX282, GSK’786 or recent USAN accepted name—vercirnon), our most advanced drug candidate, currently in four pivotal Phase III clinical trials being conducted by our partner Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, for the treatment of patients with moderate-to-severe Crohn’s disease;

•

CCX140, our lead independent drug candidate, which successfully completed a Phase II clinical trial in type 2 diabetics and is currently in two Phase II clinical trials in patients with diabetic nephropathy, a form of kidney disease;

•	CCX354, which successfully completed a Phase II proof-of-concept clinical trial for the treatment of rheumatoid arthritis, or RA;

•	CCX168, currently in a Phase II proof-of-concept clinical trial for the treatment of anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis;

•	CCX872, our independent next generation CCR2 inhibitor for the treatment of metabolic diseases;

•

CCX507, our independent next generation CCR9 inhibitor for the treatment of inflammatory bowel disease (either CCX872 or CCX507 are currently expected to enter a Phase I clinical trial in the second half of 2012); and

•	CCX662, our independent drug candidate for the treatment of glioblastoma multiforme, or GBM, and other cancers, which is expected to enter a Phase I clinical trial in the first half of 2013.

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

In August 2006, we entered into our strategic alliance with GSK. We have received over $250 million from GSK, of which approximately $82 million was in the form of equity investments, and the balance from up-front and milestone payments, research funding and option exercise fees. Under the terms of our agreement with GSK, we are responsible for the discovery and development of small molecule antagonists targeting four defined chemokine and chemo-attractant receptor targets (CCR9, CCR1, C5aR and ChemR23) and for advancing them through clinical proof-of-concept. If we demonstrate successful clinical proof-of-concept, GSK is entitled to options to exclusively license drug candidates that are subject to the collaboration and two defined back-up compounds for each drug candidate for further development and commercialization on a worldwide basis. Upon exercising any of its options to drug candidates under the collaboration, GSK is solely responsible for all further clinical development and commercialization expenditures worldwide with respect to that drug candidate and its two designated back-up compounds. In exchange for the rights granted to GSK upon the exercise of its options, we are also entitled to receive regulatory and commercial milestone payments, as earned under the terms of our agreement, and royalties on the net sales of licensed drugs. The agreement contemplated up to six drug options, each of which covers a drug candidate against the four defined targets, including Traficet-EN (CCR9), CCX354 (CCR1), CCX168 (C5aR) and CCX832 (ChemR23), and their associated back-up compounds. The other two drug options were for second generation drug candidates and their associated back-up compounds. However, we and GSK chose not to nominate second generation drug candidates against any of the four defined targets during the agreement’s research term, which has expired. In addition, based on unblinded data from a recently completed Phase I clinical trial of CCX832, in February 2012, we and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds. CCX832 was our drug candidate that we intended to develop for certain skin inflammatory diseases. GSK has already exercised its options to Traficet-EN and CCX354 and each of their two respective defined back-up compounds. Thus, GSK’s only remaining option is to CCX168 and its associated back-up compounds. If GSK does not exercise its option to CCX168, we will evaluate our alternatives for further development of this drug candidate, which may entail internally developing it or identifying other collaboration partners for its development.

Since commencing our operations in 1997, our efforts have focused on research, development and the advancement of our drug candidates into and through clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of convertible preferred and common stock, contract revenue under our collaborations, government contracts and grants and borrowings under equipment financing arrangements. In February 2012, we completed our initial public offering, or IPO, pursuant to which we received net proceeds of $45.0 million, after underwriting discounts, commissions and offering expenses. We also received gross proceeds of $12.0 million from concurrent private placements of common stock at the IPO price of $10.00 per share. In addition, the outstanding principal amount of $10.0 million and accrued interest under a convertible note we had issued to Techne Corporation, or Techne, one of our principal stockholders, automatically converted into shares of our common stock in connection with our IPO at a conversion price equal to the IPO price. As of March 31, 2012, we had an accumulated deficit of $103.4 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of Food and Drug Administration, or FDA, approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Significant Judgments and Estimates

There has been no material changes in our critical accounting policies during the quarterly period ended March 31, 2012, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for implementing new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not implement new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies.

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and implementing any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following the completion of our initial public offering although if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the three months ended March 31, 2012, our revenue was derived from the recognition of up-front payments received from GSK. Total revenues for the period, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2012		2011
GSK
Contract revenue	$—		$2,041
Recognition of up-front payments	1,018		907

Total revenues	$1,018		$2,948

Dollar decrease	$(1,930)
Percentage decrease	(65%	)

The decrease in revenues from 2011 to 2012 was primarily due to lower funding of clinical support from GSK for CCX354 partially offset by a slight increase in revenue relating to the upfront payment from GSK following our decision not to advance CCX832, thereby shortening the term of our performance obligation.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, such as the discovery and development of our understanding of the chemokine system; the discovery and development of novel small molecule therapeutics, such as Traficet-EN and CCX140; the development of our suite of proprietary drug discovery technologies, known collectively as EnabaLink, which includes our proprietary Reverse Activation of Migration, or RAM, screening technology and preclinical studies and clinical trials of our drug candidates. We expense all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the period, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2012		2011
Research and development expenses	$6,909		$7,320
Dollar decrease	$(411)
Percentage decrease	(6%	)

The decrease in expense from 2011 to 2012 was primarily due to the completion of our Phase II clinical trial of CCX354 in rheumatoid arthritis in 2011 and the subsequent transfer of CCX354 to GSK following GSK’s exercise of its option to CCX354 in November 2011. This decrease was partially offset by an increase in expenses relating to patient enrollment in our Phase II trial of CCX140 in diabetic nephropathy and an increase in expenses associated with advancing our independent next-generation drug candidates into the clinic.

We track specific project expenses that are directly attributable to our clinical development candidates and preclinical candidates that have been nominated and selected for further development. Such project specific expenses include third-party contract costs relating to formulation, manufacturing, preclinical studies and clinical trial activities. Unlike with respect to our early stage research and drug discovery programs, we allocate research and development salaries, benefits or indirect costs to our development candidates and we have included such costs in the project specific expenses. All remaining research and development expenses are reflected in “Other” which represents early stage drug discovery programs. Such expenses include allocated employee salaries and related benefits, stock-based compensation, consulting and contracted services to supplement our in-house laboratory activities, laboratory consumables and allocated facility costs associated with these earlier stage programs.

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

	Three Months Ended March 31,
	2012	2011
Development Candidate (Target)
CCX140 (CCR2)	$2,642	$1,378
CCX872 (CCR2)	607	—
CCX507 (CCR9)	734	—
CCX662 (CXCR7)	1,042	314
CCX168 (C5aR)	396	400
CCX354 (CCR1)	109	2,175
CCX832 (ChemR23)(1)	91	503
Other (CCR6, CCR4, CXCR6, other)	1,288	2,550

Total research and development	$6,909	$7,320

(1)	In February 2012, we and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds.

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

General and administrative expenses

Total general and administrative expenses were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
General and administrative expenses	$2,562	$2,008
Dollar increase	$554
Percentage increase	28%

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation and travel expenses, in executive, finance, business and corporate development and other administrative functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, legal costs of pursuing patent protection of our intellectual property, and professional fees for accounting, tax, and legal services.

The increase from 2011 to 2012 was primarily due to increased stock based compensation expense for 2012 stock option grants in addition to higher professional service fees relating to our reporting as a public company. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a public company. These public company related increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and investor relations related fees.

Interest income (expense)

Interest income (expense), primarily consists of interest income earned on our marketable securities and interest expense incurred on our equipment financing obligations and our convertible note. Total interest income (expense), net, as compared to prior years was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Interest income	$103	$119
Interest expense	(735)	(27)

Total interest income (expense), net	(632)	92

Interest expense increased from 2011 to 2012 primarily due to interest and the change in fair value of the convertible note we issued to Techne in September 2011 which was then automatically converted to common stock as a result of our IPO in February 2012.

Liquidity and Capital Resources

As of March 31, 2012, we had approximately $146.6 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the three months ended March 31, 2012 and 2011 (in thousands).

	Three Months Ended March 31,
	2012	2011
Cash provided by (used in)
Operating activities	$(6,541)	$2,245
Investing activities	(69,917)	1,775
Financing activities	57,036	1,646

Operating activities. Net cash used in operating activities was $6.5 million for the quarter ended March 31, 2012, compared to net cash provided by operating activities of $2.2 million for the same period in 2011. This change was primarily due to receipt of a $10.0 million milestone payment from GSK in 2011. No such payments were received in 2012. The net cash used in operating activities of $6.5 million for the quarter ended March 31, 2012 was primarily attributed to our net loss from operations, offset by changes in asset accounts following our IPO and non-cash charges for stock-based compensation in addition to the interest expense relating to the convertible note issued to Techne.

Investing activities. Net cash used in or provided by investing activities for periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business. Following our February 2012 IPO, we invested the majority of our net proceeds received in short and long term investments. We finance property and equipment purchases through equipment financing facilities. Proceeds from collaboration agreements and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes.

Financing activities. Net cash provided by financing activities was $57.0 million for the quarter ended March 31, 2012, compared to $1.6 million for the same period in 2011. This increase was primarily due to $57.0 million in net proceeds from the issuance of a common stock as a result of our IPO and concurrent private offerings in February 2012.

We believe that our existing cash, cash equivalents and investments as of March 31, 2012 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones under our agreement with GSK;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our drug candidates and potential drug candidates;

•	the number and characteristics of drug candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory approvals;

•	the cost and timing of hiring new employees to support continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the cost and timing of procuring clinical and commercial supplies of our drug candidates;

•	the cost and timing of establishing sales, marketing and distribution capabilities; and

•	the extent to which we acquire or invest in businesses, products or technologies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2012 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2012, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarterly period ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012 other than the addition of the following risk factor and the revisions to the risk factors that follow it.

Additional Risk Factor

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of other public companies and we also are entitled to utilize other reduced disclosure and governance requirements applicable to emerging growth companies.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and we intend to utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to provide the auditor attestation report otherwise required by Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for implementing new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not implement new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may utilize these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company for up to five years, although if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Revised Risk Factors

If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, we may be subject to sanctions by regulatory authorities.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and beginning with our annual report for fiscal 2012 provide a management report on the internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We will be evaluating our internal controls systems to allow management to report on and, once we are no longer an emerging growth company as defined in the JOBS Act, our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and, once we are no longer an emerging growth company as defined in the JOBS Act, auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, or SEC, or The NASDAQ Stock Market LLC, or NASDAQ. Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price.

We may have to license rights from Millennium Pharmaceuticals, Inc. or engage in patent litigation in order to secure the rights necessary to commercialize Traficet-EN. Patent litigation could absorb significant management time and financial resources, and, if we do not prevail, could have a material adverse effect on our ability to derive revenues from our agreement with GSK.

Millennium Pharmaceuticals, Inc., or Millennium, has obtained certain U.S. patents which include claims to small molecules that modulate CCR9, compositions thereof, and methods of using them to treat conditions such as IBD. We became aware of Millennium’s CCR9-related patent applications during our own routine patent and patent literature review. Millennium, which was acquired by Takeda Pharmaceutical Company Limited, or Takeda, in May 2008 and is currently a wholly owned subsidiary of Takeda, may contend that the claims of these patents cover our patented Traficet-EN drug candidate. We believe that our activities related to Traficet-EN are currently exempt from patent infringement liability because these activities are strictly limited to obtaining information for regulatory approval. However, if and when our Traficet-EN related activities extend beyond those related to seeking regulatory approval, such as, for example, if and when we commercialize Traficet-EN, Millennium might then commence an infringement action against us based on these patents and/or other related patents that it may be granted in the future. If Millennium elects to sue us, we believe that we may have viable defenses to any such infringement suit. However, we cannot assure you that the relevant court would find in our favor with respect to such defenses. Intellectual property litigation and patent litigation in particular, is expensive, complex and lengthy and its outcome is difficult to predict. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our strategic partners from using, selling, offering to sell or importing out current or future drug candidates or could enter an order mandating that we undertake certain remedial activities. During 2005, we did engage in preliminary discussions with Millennium regarding potentially collaborating with respect to CCR9, given that both we and Millennium have patents relating to CCR9. However, these discussions were general in nature and did not progress beyond the preliminary stage. Other than these preliminary discussions, we have not had any conversations or contacts with Millennium relating to CCR9. In addition, in April 2012 an opposition was filed with the European Patent Office by Millennium with respect to one of our patents relating to broad genus claims describing small molecules that target CCR9, the scope of which also relates to Traficet-EN. The opposition filed by Millennium alleges that the subject matter of such patent is not novel; such patent does not involve an inventive step; such patent does not sufficiently disclose the invention and the subject matter of such patent extends beyond the content of its patent application. The European Patent Office is currently evaluating the opposition. We disagree with the points alleged in the opposition and will defend our issued European patent in question vigorously. Furthermore, we hold patents in Europe on CCR9 inhibitors including a selection patent on Traficet-EN (vercirnon) that are not subject to the opposition filed. Under our agreement with GSK, GSK has the right, but not the obligation, to defend against third party patent infringement claims for licensed drugs. If GSK elects to defend against any such claims, it has the sole right to direct the defense of such claims and settle such claims at its own cost and expense. If GSK elects not to defend against such claims, we have the right, but not the obligation, to defend against such claims.

We may also be subject to negative publicity due to litigation. Pending or future patent litigation against us or any strategic partners by Millennium or anyone else may force us or any strategic partners to stop or delay developing, manufacturing or selling potential drug candidates that are claimed to infringe a third party’s intellectual property, unless that party grants us or any strategic partners rights to use its intellectual property. If Millennium is able to obtain an injunction and neither we nor our strategic partners are able to obtain a license, both we and our strategic partners would be precluded from the manufacture and sale of Traficet-EN. U.S. patents are entitled to a presumption of validity and the burden of proving invalidity would be heavily weighted against us. Specifically, we would be required to show by clear and convincing evidence that Millennium’s patents are invalid. Such decisions on patent validity often favor the patent owner because of the presumption of validity. If we or our strategic partners are unable to show that Millennium’s patent is invalid and neither we nor our strategic partners are able to obtain a license from Millennium for the use of their intellectual property at all or on commercially acceptable terms, this would preclude both us and our strategic partners from the manufacture and sale of Traficet-EN or related candidate compounds found to be covered by Millennium’s patent claims. If we are able to obtain a license from Millennium, we will be solely responsible for all fees required to be paid to Millennium in connection with such license and GSK will bear no responsibility for such license fees. See “Item 1. Business — Intellectual Property.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following list sets forth information as to all securities we sold during the quarterly period ended March 31, 2012, which were not registered under the Securities Act.

1.	We sold an aggregate of 48,271 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $154,000 upon the exercise of stock options and stock awards.

2.	We granted stock options and stock awards to employees, directors and consultants under our 2012 Equity Incentive Plan covering an aggregate of 315,682 shares of common stock, at an average exercise price of $10.29 per share.

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

Use of Proceeds

On February 8, 2012, our registration statement on Form S-1 (File No. 333-177332), which registered an aggregate amount of up to $73.6 million of our common stock, was declared effective by the SEC for our initial public offering, or IPO, pursuant to which we sold 5,175,000 shares of common stock at an IPO price of $10.00 per share, including the exercise of the underwriters’ over-allotment option. As a result of the IPO, we received gross proceeds of approximately $51.8 million, which resulted in net proceeds to us of approximately $45.0 million, after underwriting expenses of approximately $6.8 million (comprising $3.6 million in underwriting discounts and commissions and $3.2 million in other offering expenses). None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. On February 13, 2012, following the sale of the 5,175,000 shares of common stock, the offering terminated.

We intend to use the net offering proceeds to advance our independent drug candidates through the clinic and for working capital and general corporate purposes. Through March 31, 2012, the net proceeds have been applied as follows: $2.1 million to further develop CCX140, $1.2 million to advance CCX168 and CCX662 and $1.1 million to fund other research and drug discovery programs.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: May 10, 2012	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	/s/ Susan Kanaya
Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

10.1#(1)	2012 Equity Incentive Award Plan and form of agreement thereunder.

10.2#(1)	2012 Employee Stock Purchase Plan.

10.3#(1)	2012 Cash Incentive Plan.

10.4#	Non-Employee Director Compensation Policy.

10.5#(1)	Form of Indemnification Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.
#	Indicates management contract or compensatory plan.
*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.