Form 10-Q
period 2012-06-30
ChemoCentryx, Inc.
filed 2012-08-10
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 3, 2012, was 36,171,295.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30, 2012	December 31, 2011
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$2,756	$40,155
Short-term investments	128,821	49,335
Accounts receivable from related party	377	507
Prepaid expenses and other current assets	1,262	1,322

Total current assets	133,216	91,319
Property and equipment, net	1,299	1,541
Long-term investments	5,539	6,596
Other assets	160	2,095

Total assets	$140,214	$101,551

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,692	$536
Accrued liabilities	4,758	4,692
Deferred revenue from related party	4,513	3,628
Current portion of equipment financing obligations	511	501

Total current liabilities	11,474	9,357
Noncurrent equipment financing obligations	666	947
Deferred revenue from related party	1,504	4,535
Convertible note from related party	—	10,472
Other non-current liabilities	161	243

Total liabilities	13,805	25,554
Commitments
Stockholders’ equity:
Preferred stock:
Convertible preferred stock $0.001 par value; no shares and 48,989,914 shares authorized and issuable in Series A to E at June 30, 2012 and December 31, 2011, respectively; no shares and 48,664,392 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively; aggregate liquidation preference of $0 and $165,096 at June 30, 2012 and December 31, 2011, respectively;	—	49
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value, 200,000,000 shares and 68,000,000 shares authorized at June 30, 2012 and December 31, 2011, respectively; 36,171,295 shares and 4,385,439 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively, net of shares subject to repurchase	36	4
Additional paid-in capital	240,695	170,289
Employee note receivable	(16)	(16)
Accumulated other comprehensive loss	(30)	(31)
Accumulated deficit	(114,276)	(94,298)

Total stockholders’ equity	126,409	75,997

Total liabilities and stockholders’ equity	$140,214	$101,551

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Collaborative research and development revenue from related party	$1,128	$1,232	$2,146	$4,180

Operating expenses:
Research and development	9,694	7,273	16,603	14,593
General and administrative	2,473	1,941	5,035	3,949

Total operating expenses	12,167	9,214	21,638	18,542

Loss from operations	(11,039)	(7,982)	(19,492)	(14,362)
Other income (expense):
Interest income	167	105	270	224
Interest expense	(21)	(26)	(756)	(53)

Total interest income (expense), net	146	79	(486)	171

Net loss	$(10,893)	$(7,903)	$(19,978)	$(14,191)

Net loss per share, basic and diluted.	$(0.30)	$(1.90)	$(0.58)	$(3.43)

Shares used in computing basic and diluted loss per share amounts	36,169	4,151	34,585	4,143

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(10,893)	$(7,903)	$(19,978)	$(14,191)
Increase/(decrease) in net unrealized gains on available-for-sale securities	(9)	7	1	(41)

Comprehensive loss	$(10,902)	$(7,896)	$(19,977)	$(14,232)

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011

Operating activities
Net loss	$(19,978)	$(14,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	311	380
Stock-based compensation	1,910	1,233
Noncash interest expense	654	(22)
Changes in assets and liabilities:
Accounts receivable due from related party	130	11,812
Prepaids and other current assets	60	(319)
Other assets	1,935	—
Accounts payable	1,156	(368)
Other liabilities	124	(1,123)
Deferred revenue	(2,146)	(1,814)

Net cash used in operating activities	(15,844)	(4,412)
Investing activities
Purchases of property and equipment, net	(69)	(39)
Purchase of investments	(119,185)	(66,456)
Maturities of investments	40,757	67,593

Net cash (used in) provided by investing activities	(78,497)	1,098
Financing activities
Proceeds from equipment financing	—	700
Payments on equipment financing obligations	(271)	(225)
Proceeds from exercise of stock options	196	59
Proceeds from exercise of warrants	—	1,058
Proceeds from issuance of common stock	57,017	—

Net cash provided by financing activities	56,942	1,592

Net decrease in cash and cash equivalents	(37,399)	(1,722)
Cash and cash equivalents at beginning of period	40,155	12,056

Cash and cash equivalents at end of period	$2,756	$10,334

Supplemental disclosures of cash flow information
Cash paid for interest	$102	$45
Non-cash financing activity:
Issuance of common stock for settlement of convertible debt, including accrued interest	$10,215	$—

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Initial Public Offering

In February 2012, the Company completed its initial public offering, or IPO, pursuant to which the Company issued 5,175,000 shares of common stock, including the exercise of the underwriters’ over-allotment option and received (a) net proceeds of $45.0 million, after underwriting discounts, commissions and offering expenses; and (b) gross proceeds of $12.0 million in concurrent private placements of 1,200,000 shares of common stock at the IPO price of $10.00 per share. In addition, in connection with the completion of the Company’s IPO, all convertible preferred stock converted into common stock.

2.	Summary of Significant Accounting Policies

We describe our significant accounting policies in Note 2 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to our significant accounting policies during the six months ended June 30, 2012.

Use of Estimates

The financial statements are prepared in conformity with GAAP. The Company has made estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Split

In January 2012, the board of directors of the Company approved a one-for-two reverse stock split. All information in this report relating to the number of shares, price per share and per share amounts of common stock gives retroactive effect to the January 2012 one-for-two reverse stock split of the Company’s common stock.

Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted-average number of vested common shares outstanding during the period. The convertible preferred stock contained certain participation rights. Participating securities are included in the computation of basic income per share using the two-class method. The calculation of diluted net loss per share excludes potential common stock because its effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options and warrants, upon the conversion of convertible preferred stock and upon the conversion of the Company’s convertible loans.

For the six months ended June 30, 2012 and 2011, the Company’s potential common stock includes the following shares, all of which have been excluded from the computation of diluted net loss per share because their impact is antidilutive:

	Six Months Ended June 30,
	2012	2011
Convertible preferred stock	—	24,332,196
Options to purchase common stock	4,393,070	3,876,056
Warrants to purchase common stock	309,500	159,500
Common stock subject to repurchase	700	—

	4,703,270	28,367,752

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash and cash equivalents at June 30, 2012 were as follows (unaudited, in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$6,699	$—	$(2)	$6,697
Government-sponsored agencies	7,777	1	—	7,778
Commercial paper	42,873	1	—	42,874
Corporate debt securities	78,016	14	(44)	77,986

Total available-for-sale securities	$135,365	$16	$(46)	$135,335

Classified as:
Cash equivalents				$975
Short-term investments				128,821
Long-term investments				5,539

Total available-for-sale securities				$135,335

The amortized cost and fair value of cash and cash equivalents at December 31, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$41,266	$—	$—	$41,266
Government-sponsored agencies	9,042	2	—	9,044
Commercial paper	12,540	1	—	12,541
Corporate debt securities	32,528	9	(43)	32,494

Total available-for-sale securities	$95,376	$12	$(43)	$95,345

Classified as:
Cash equivalents				$39,414
Short-term investments				49,335
Long-term investments				6,596

Total available-for-sale securities				$95,345

All available-for-sale securities held as of June 30, 2012, had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of June 30, 2012, have been in a continuous unrealized loss position for more than 12 months. As of June 30, 2012, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012 (unaudited)
Description	Level 1	Level 2	Level 3	Total
Money market fund	$6,697	$—	$—	$6,697
Government-sponsored agencies	—	7,778	—	7,778
Commercial paper	—	42,874	—	42,874
Corporate debt securities	—	77,986	—	77,986

Total assets	$6,697	$128,638	$—	$135,335

	December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Money market fund	$41,266	$—	$—	$41,266
Government-sponsored agencies	—	9,044	—	9,044
Commercial paper	—	12,541	—	12,541
Corporate debt securities	—	32,494	—	32,494

Total assets	$41,266	$54,079	$—	$95,345

Convertible debt from related party	$—	$—	$10,472	$10,472

Total liabilities	$—	$—	$10,472	$10,472

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

The Company recorded its convertible debt as a liability at fair value, which was estimated at the issuance date using the Probability-Weighted Expected Returns model (PWERM). The PWERM requires inputs such as the expected term of the debt, share price volatility, risk-free interest rate and the likelihood and timing of future equity financing. These assumptions are reviewed each reporting period and changes in the estimated fair value of the convertible note are recognized in interest expense. As of December 31, 2011, the Company estimated the fair value of its convertible debt at approximately $10.5 million. In February 2012, following the completion of the Company’s IPO, all outstanding principal and accrued interest relating to this debt automatically converted into 1,021,490 shares of common stock. The following table shows the change in fair market value of the Company’s liabilities during the six months ended June 30, 2012 (in thousands):

Fair Market Value
Convertible debt from related party
Balance as of December 31, 2011	$10,472
Change in fair market value prior to conversion	794

Balance upon conversion	11,266

Balance as of June 30, 2012	$—

5.	Convertible Preferred Stock

The authorized, issued, and outstanding shares of convertible preferred stock at December 31, 2011 were as follows:

Series	Authorized Shares	Shares Issued and Outstanding	Aggregate Liquidation Preference
			(in thousands)
Series A convertible preferred stock	5,000,000	5,000,000	$5,000
Series B convertible preferred stock	24,390,790	24,071,790	62,586
Series C convertible preferred stock	5,048,469	5,048,469	17,670
Series D convertible preferred stock	7,750,655	7,750,655	29,840
Series E convertible preferred stock	6,800,000	6,793,478	50,000

	48,989,914	48,664,392	$165,096

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

Glaxo Group Limited

In August 2006, the Company entered into a product development and commercialization agreement with Glaxo Group Limited (GSK). The Company recognized the following revenues from GSK during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
GSK:
Contract revenue	$—	$325	$—	$2,366
Recognition of up-front payments	1,128	907	2,146	1,814

Total revenues	$1,128	$1,232	$2,146	$4,180

In February 2012, based on unblinded data from a recently completed Phase I clinical trial of CCX832, the Company and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds. Under the agreement, all rights to CCX832 remain with the Company. At June 30, 2012 and December 31, 2011, the Company had an accounts receivable balance due from GSK of $377,000 and $507,000, respectively.

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

As of June 30, 2012, the total number of shares available for issuance under the 2012 Plan was 2,615,353, which consists of (a) 3,000,000 shares of the Company’s common stock initially reserved for issuance under the 2012 Plan, (b) 52,576 shares of common stock available for issuance under the Prior Plans as of the effective date of the 2012 Plan and (c) 3,459 shares of common stock subject to outstanding awards under the Prior Plans that were forfeited or lapsed unexercised between the effective date of the 2012 Plan and June 30, 2012, less 440,682 shares of common stock granted under the 2012 Plan between February 8, 2012 and June 30, 2012. The number of shares available for issuance under the 2012 Plan will be annually increased by an amount equal to the lesser of: 2,000,000 shares; or, 4% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year; or, an amount determined by our Board of Directors. As of June 30, 2012, a total of 440,682 shares of common stock were subject to outstanding awards under the 2012 Plan.

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

In February 2012, the stockholders approved the 2012 Employee Stock Purchase Plan, (the ESPP), which plan became effective as of February 8, 2012. A total of 300,000 shares of the Company’s common stock have been reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2013 fiscal year, by an amount equal to the lesser of: 300,000 shares; 1% of outstanding shares of the Company’s common stock; or, an amount determined by its Board of Directors. The ESPP provides for an aggregate limit of 3,300,000 shares of common stock that may be issued under the ESPP during the term of the ESPP. As of June 30, 2012, no shares of common stock have been issued to employees under the ESPP.

As of June 30, 2012, the Company had the following option activity under its Stock Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	4,016,393	$4.89
Granted	440,682	11.45
Exercised	(56,480)	3.46
Cancelled	(7,525)	6.46

Options outstanding at June 30, 2012	4,393,070	$5.56	6.42 years	$41,494,851

Stock-based Compensation

During the three and six months ended June 30, 2012, the Company granted to employees options to purchase 125,000 shares and 440,682 shares of common stock, respectively under the 2012 Plan. As of June 30, 2012, $5.9 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.31 years. The fair values of the employee stock options granted under the Company’s Stock Plans were estimated at the date of grant using the Black-Scholes option-pricing model. Since implementing the ESPP in 2012, the Company has recorded approximately $39,000 in stock compensation expense relating to the ESPP.

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

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. We currently have four drug candidates in clinical development, and expect to advance at least one additional drug candidate into clinical development in 2012. Our drug candidates include:

•

Traficet-EN (CCX282, GSK’786 or recent USAN accepted name - vercirnon), our most advanced drug candidate, currently in four pivotal Phase III clinical trials being conducted by our partner Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, for the treatment of patients with moderate-to-severe Crohn’s disease;

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

•	CCX662, our independent drug candidate for the treatment of glioblastoma multiforme, or GBM, and other cancers, which is expected to enter a Phase I clinical trial in 2013.

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

Since commencing our operations in 1997, our efforts have focused on research, development and the advancement of our drug candidates into and through clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of convertible preferred and common stock, contract revenue under our collaborations, government contracts and grants and borrowings under equipment financing arrangements. In February 2012, we completed our initial public offering, or IPO, pursuant to which we received net proceeds of $45.0 million, after underwriting discounts, commissions and offering expenses. We also received gross proceeds of $12.0 million from concurrent private placements of common stock at the IPO price of $10.00 per share. In addition, the outstanding principal amount of $10.0 million and accrued interest under a convertible note we had issued to Techne Corporation, or Techne, one of our principal stockholders, automatically converted into shares of our common stock in connection with our IPO at a conversion price equal to the IPO price. As of June 30, 2012, we had an accumulated deficit of $114.3 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of Food and Drug Administration, or FDA, approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Significant Judgments and Estimates

There has been no material changes in our critical accounting policies during the six months ended June 30, 2012, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for implementing new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay such adoption of new or revised accounting standards, and as a result, we may not implement new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies.

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

Results of Operations

Revenue

We have not generated any revenue from product sales. For the three and six months ended June 30, 2012, our revenue was derived from the recognition of up-front payments received from GSK. Total revenues for the period, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
GSK:
Contract revenue	$—	$325	—	$2,366
Recognition of up-front payments	1,128	907	2,146	1,814

Total revenues	$1,128	$1,232	$2,146	$4,180

Dollar decrease	$(104)		$(2,034)
Percentage decrease	(8)%		(49)%

The decreases in revenue from 2011 to 2012 for both the three and six month periods were primarily due to lower funding of clinical support from GSK for CCX354 and CCX168 partially offset by a slight increase in revenue relating to the upfront payment from GSK following our decision not to advance CCX832, thereby shortening the term of our performance obligation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development expenses	$9,694	$7,273	$16,603	$14,593
Dollar increase	$2,421		$2,010
Percentage increase	33%		14%

The increases in expense from 2011 to 2012 for both the three and six month periods were primarily due to an increase in expenses relating to patient enrollment in our Phase II trials of CCX140 in diabetic nephropathy and an increase in expenses associated with advancing our independent next-generation drug candidates into the clinic. These increases were partially offset by a decrease in expense associated with the completion of our Phase II clinical trial of CCX354 in rheumatoid arthritis in 2011 and the subsequent transfer of CCX354 to GSK following GSK’s exercise of its option to CCX354 in November 2011. We track specific project expenses that are directly attributable to our clinical development candidates and preclinical candidates that have been nominated and selected for further development. Such project specific expenses include third-party contract costs relating to formulation, manufacturing, preclinical studies and clinical trial activities. Unlike with respect to our early stage research and drug discovery programs, we allocate research and development salaries, benefits or indirect costs to our development candidates and we have included such costs in the project specific expenses. All remaining research and development expenses are reflected in “Other” which represents early stage drug discovery programs. Such expenses include allocated employee salaries and related benefits, stock-based compensation, consulting and contracted services to supplement our in-house laboratory activities, laboratory consumables and allocated facility costs associated with these earlier stage programs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Development Candidate (Target)
CCX140 (CCR2)	$3,692	$1,514	$6,334	$2,977
CCX872 (CCR2)	1,248	—	1,855	—
CCX507 (CCR9)	1,513	—	2,247	—
CCX662 (CXCR7)	1,162	249	2,204	579
CCX168 (C5aR)	387	1,849	783	2,249
CCX354 (CCR1)	—	541	109	2,727
CCX832 (ChemR23)(1)	54	563	145	1,072
Other (CCR6, CCR4, CXCR6, other)	1,638	2,557	2,926	4,989

Total research and development	$9,694	$7,273	$16,603	$14,593

(1)	In February 2012, we and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds.

We expect our research and development expenses to increase as we advance our development programs further and increase the number and size of our clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We or our partners may never succeed in achieving marketing approval for any of our drug candidates. The probability of success for each drug candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. For the remaining product option covered under our strategic alliance with GSK, for which we receive milestone payments, we are responsible for development through clinical proof-of-concept, after which time GSK has an option to an exclusive license on a compound by compound basis. Our strategy includes entering into additional partnerships with third parties for the development and commercialization of some of our independent drug candidates that are not subject to our alliance with GSK.

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

General and administrative expenses

Total general and administrative expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
General and administrative expenses	$2,473	$1,941	$5,035	$3,949
Dollar increase	532		1,086
Percentage increase	27%		28%

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

The increases from 2011 to 2012 for both the three and six month periods were primarily due to increased stock based compensation expense for 2012 stock option grants in addition to higher professional service fees relating to fulfilling our reporting obligations as a public company. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a public company. These public company related increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and investor relations related fees.

Interest income (expense)

Interest income (expense), primarily consists of interest income earned on our marketable securities and interest expense incurred on our equipment financing obligations and convertible note. Total interest income (expense), net, as compared to prior years was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income	$167	$105	$270	$224
Interest expense	(21)	(26)	(756)	(53)

Total interest income (expense), net	$146	$79	$(486)	$171

Interest expense for the three months ended June 30, 2012 was primarily related to our interest expense due on our equipment lines of credit. Interest expense increased from 2011 to 2012 for the six month period primarily due to the change in fair value of the convertible note we issued to Techne in September 2011 which was automatically converted into common stock as a result of our IPO in February 2012. In addition, interest income increased for both the three and six month periods ended June 30, 2012 due to increased cash and investment balances following our IPO in February 2012.

Liquidity and Capital Resources

As of June 30, 2012, we had approximately $137.1 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the six months ended June 30, 2012 and 2011 (in thousands).

	Six Months Ended June 30,
	2012	2011

Cash provided by (used in)
Operating activities	$(15,844)	$(4,412)
Investing activities	(78,497)	1,098
Financing activities	56,942	1,592

Operating activities. Net cash used in operating activities was $15.8 million for the six months ended June 30, 2012, compared to net cash used of $4.4 million for the same period in 2011. This change was primarily due to receipt of a $10.0 million milestone payment from GSK, earned in 2010 and received in 2011. No such payments were received in 2012. The net cash used in operating activities of $15.8 million for the six months ended June 30, 2012 was primarily attributed to our net loss from operations, offset by changes in asset accounts following our IPO and non-cash charges for stock-based compensation in addition to the interest expense relating to the convertible note issued to Techne.

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

Financing activities. Net cash provided by financing activities was $56.9 million for the six months ended June 30, 2012, compared to $1.6 million for the same period in 2011. This increase was primarily due to $57.0 million in net proceeds from the issuance of a common stock as a result of our IPO and concurrent private placements in February 2012.

We believe that our existing cash, cash equivalents and investments as of June 30, 2012 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2012 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2012, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the six month period ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012, other than as previously disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.

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

We intend to use the net offering proceeds to advance our independent drug candidates through the clinic and for working capital and general corporate purposes. Through June 30, 2012, the net proceeds have been applied as follows: $5.8 million to further develop CCX140, $2.8 million to advance CCX168 and CCX662 and $2.7 million to fund other research and drug discovery programs.

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

CHEMOCENTRYX, INC.

Date: August 10, 2012	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2012	/s/ Susan Kanaya
Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.
*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.