Form 10-Q
period 2012-09-30
ChemoCentryx, Inc.
filed 2012-11-13
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 8, 2012, was 36,265,320.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	September 30, 2012	December 31, 2011
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$13,115	$40,155
Short-term investments	112,357	49,335
Accounts receivable from related party	291	507
Prepaid expenses and other current assets	750	1,322

Total current assets	126,513	91,319
Property and equipment, net	1,198	1,541
Long-term investments	2,773	6,596
Other assets	160	2,095

Total assets	$130,644	$101,551

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$574	$536
Accrued liabilities	6,023	4,692
Deferred revenue from related party	4,513	3,628
Current portion of equipment financing obligations	517	501

Total current liabilities	11,627	9,357
Noncurrent equipment financing obligations	523	947
Deferred revenue from related party	376	4,535
Convertible note from related party	—	10,472
Other non-current liabilities	113	243

Total liabilities	12,639	25,554
Commitments
Stockholders’ equity:
Preferred stock:
Convertible preferred stock $0.001 par value; no shares and 48,989,914 shares authorized and issuable in Series A to E at September 30, 2012 and December 31, 2011, respectively; no shares and 48,664,392 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively; aggregate liquidation preference of $0 and $165,096 at September 30, 2012 and December 31, 2011, respectively;	—	49
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value, 200,000,000 shares and 68,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively; 36,204,792 shares and 4,385,439 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively, net of shares subject to repurchase	36	4
Additional paid-in capital	242,326	170,289
Employee note receivable	(16)	(16)
Accumulated other comprehensive income (loss)	51	(31)
Accumulated deficit	(124,392)	(94,298)

Total stockholders’ equity	118,005	75,997

Total liabilities and stockholders’ equity	$130,644	$101,551

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Collaborative research and development revenue from related party	$1,128	$1,441	$3,274	$5,621

Operating expenses:
Research and development	8,746	8,321	25,349	22,914
General and administrative	2,619	1,772	7,654	5,721

Total operating expenses	11,365	10,093	33,003	28,635

Loss from operations	(10,237)	(8,652)	(29,729)	(23,014)
Other income (expense):
Interest income	141	95	411	319
Interest expense	(20)	(117)	(776)	(170)
Other income	—	16	—	16

Total interest income (expense), net	121	(6)	(365)	165

Net loss	$(10,116)	$(8,658)	$(30,094)	$(22,849)

Net loss per share, basic and diluted.	$(0.28)	$(2.06)	$(0.86)	$(5.49)

Shares used in computing basic and diluted loss per share amounts	36,180	4,201	35,117	4,162

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(10,115)	$(8,658)	$(30,094)	$(22,849)
Unrealized gain (loss) on available-for-sale securities	81	(83)	82	(124)

Comprehensive loss	$(10,034)	$(8,741)	$(30,012)	$(22,973)

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(30,094)	$(22,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	456	569
Stock-based compensation	3,415	1,970
Noncash interest expense	663	101
Changes in assets and liabilities:
Accounts receivable due from related party	216	11,638
Prepaids and other current assets	572	(374)
Other assets	1,935	(636)
Accounts payable	38	(446)
Other liabilities	1,337	(156)
Deferred revenue	(3,274)	(2,721)

Net cash used in operating activities	(24,736)	(12,904)
Investing activities
Purchases of property and equipment, net	(113)	(110)
Purchase of investments	(141,977)	(96,862)
Maturities of investments	82,860	93,677

Net cash used in investing activities	(59,230)	(3,295)
Financing activities
Proceeds from equipment financing	—	700
Payments on equipment financing obligations	(408)	(401)
Proceeds from exercise of stock options	317	127
Proceeds from issuance of convertible note	—	10,000
Proceeds from exercise of warrants	—	1,058
Proceeds from issuance of common stock	57,017	—

Net cash provided by financing activities	56,926	11,484

Net decrease in cash and cash equivalents	(27,040)	(4,715)
Cash and cash equivalents at beginning of period	40,155	12,056

Cash and cash equivalents at end of period	$13,115	$7,341

Supplemental disclosures of cash flow information
Cash paid for interest	$113	$68
Cash refund for income tax	$—	$(16)
Non-cash financing activity:
Issuance of common stock for settlement of convertible debt, including accrued interest	$10,215	$—

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

For the nine months ended September 30, 2012 and 2011, the Company’s potential common stock includes the following shares, all of which have been excluded from the computation of diluted net loss per share because their impact is antidilutive:

	Nine Months Ended September 30,
	2012	2011
Convertible preferred stock	—	24,332,186
Options to purchase common stock	5,396,959	4,172,318
Warrants to purchase common stock	309,500	159,500

	5,706,459	28,664,004

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash and cash equivalents at September 30, 2012 were as follows (unaudited, in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$18,086	$2	$—	$18,088
Government-sponsored agencies	6,006	2	(1)	6,007
Commercial paper	32,132	—	—	32,132
Corporate debt securities	71,247	52	(4)	71,295

Total available-for-sale securities	$127,471	$56	$(5)	$127,522

Classified as:
Cash equivalents				$12,392
Short-term investments				112,357
Long-term investments				2,773

Total available-for-sale securities				$127,522

The amortized cost and fair value of cash and cash equivalents at December 31, 2011 were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$41,266	$—	$—	$41,266
Government-sponsored agencies	9,042	2	—	9,044
Commercial paper	12,540	1	—	12,541
Corporate debt securities	32,528	9	(43)	32,494

Total available-for-sale securities	$95,376	$12	$(43)	$95,345

Classified as:
Cash equivalents				$39,414
Short-term investments				49,335
Long-term investments				6,596

Total available-for-sale securities				$95,345

All available-for-sale securities held as of September 30, 2012, had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of September 30, 2012, have been in a continuous unrealized loss position for more than 12 months. As of September 30, 2012, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012 (unaudited)
Description	Level 1	Level 2	Level 3	Total
Money market fund	$18,088	$—	$—	$18,088
Government-sponsored agencies	—	6,007	—	6,007
Commercial paper	—	32,132	—	32,132
Corporate debt securities	—	71,295	—	71,295

Total assets	$18,088	$109,434	$—	$127,522

	December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Money market fund	$41,266	$—	$—	$41,266
Government-sponsored agencies	—	9,044	—	9,044
Commercial paper	—	12,541	—	12,541
Corporate debt securities	—	32,494	—	32,494

Total assets	$41,266	$54,079	$—	$95,345

Convertible debt from related party	$—	$—	$10,472	$10,472

Total liabilities	$—	$—	$10,472	$10,472

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

The Company recorded its convertible debt as a liability at fair value, which was estimated at the issuance date using the Probability-Weighted Expected Returns model (PWERM). The PWERM requires inputs such as the expected term of the debt, share price volatility, risk-free interest rate and the likelihood and timing of future equity financing. These assumptions are reviewed each reporting period and changes in the estimated fair value of the convertible note are recognized in interest expense. As of December 31, 2011, the Company estimated the fair value of its convertible debt at approximately $10.5 million. In February 2012, following the completion of the Company’s IPO, all outstanding principal and accrued interest relating to this debt automatically converted into 1,021,490 shares of common stock. The following table shows the change in fair market value of the Company’s liabilities during the nine months ended September 30, 2012 (in thousands):

Fair Market Value
Convertible debt from related party
Balance as of December 31, 2011	$10,472
Change in fair market value prior to conversion	794

Balance upon conversion	11,266

Balance as of September 30, 2012	$—

5.	Convertible Preferred Stock

The authorized, issued, and outstanding shares of convertible preferred stock at December 31, 2011 were as follows:

Series	Authorized Shares	Shares Issued and Outstanding	Aggregate Liquidation Preference
			(in thousands)
Series A convertible preferred stock	5,000,000	5,000,000	$5,000
Series B convertible preferred stock	24,390,790	24,071,790	62,586
Series C convertible preferred stock	5,048,469	5,048,469	17,670
Series D convertible preferred stock	7,750,655	7,750,655	29,840
Series E convertible preferred stock	6,800,000	6,793,478	50,000

	48,989,914	48,664,392	$165,096

Conversion

In connection with the completion of the Company’s IPO in February 2012, all convertible preferred stock converted into 24,332,186 shares of common stock.

Warrants to Purchase Convertible Preferred Stock

Series B Convertible Preferred Stock

In February 2012, in connection with the IPO, all outstanding warrants to purchase Series B convertible preferred stock converted into warrants to purchase 159,500 shares of common stock at $5.20 per share, expiring in 2012 through 2014.

6.	Related-Party Transactions

Glaxo Group Limited

In August 2006, the Company entered into a product development and commercialization agreement with Glaxo Group Limited (GSK). The Company recognized the following revenues from GSK during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
GSK:
Contract revenue	$—	$534	$—	$2,900
Recognition of up-front payments	1,128	907	3,274	2,721

Total revenues	$1,128	$1,441	$3,274	$5,621

In February 2012, based on unblinded data from a Phase I clinical trial of CCX832, the Company and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds. Under the agreement, all rights to CCX832 remain with the Company. At September 30, 2012 and December 31, 2011, the Company had an accounts receivable balance due from GSK of $291,000 and $507,000, respectively.

Techne

In September 2011, the Company entered into a convertible note loan agreement with Techne Corporation, or Techne, one of its principal stockholders, pursuant to which the Company issued a convertible note to Techne with a principal amount of $10.0 million and bearing interest at a rate of 5.0% per annum and a maturity date in September 2021. In February 2012, the Company completed its IPO, and as such, all outstanding principal and accrued and unpaid interest automatically converted into 1,021,490 shares of common stock at a conversion price equal to the IPO price of $10.00 per share. Upon the conversion of the note in connection with the IPO, Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00 per share, or 200% of the IPO price of its common stock. In addition, pursuant to the terms of the convertible note loan agreement, concurrent with the IPO, Techne purchased $5.0 million of the Company’s common stock in a private placement at $10.00 per share.

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

As of September 30, 2012, the total number of shares available for issuance under the 2012 Plan was 1,577,967, which consists of (a) 3,000,000 shares of the Company’s common stock initially reserved for issuance under the 2012 Plan, (b) 52,576 shares of common stock available for issuance under the Prior Plans as of the effective date of the 2012 Plan and (c) 33,461 shares of common stock subject to outstanding awards under the Stock Plans that were forfeited or lapsed unexercised between the effective date of the 2012 Plan and September 30, 2012, less 1,508,070 shares of common stock granted under the 2012 Plan between February 8, 2012 and September 30, 2012. The number of shares available for issuance under the 2012 Plan will be annually increased by an amount equal to the lesser of: 2,000,000 shares; or, 4% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year; or, an amount determined by our Board of Directors. As of September 30, 2012, a total of 1,485,070 shares of common stock were subject to outstanding awards under the 2012 Plan.

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

In February 2012, the stockholders approved the 2012 Employee Stock Purchase Plan, (the ESPP), which plan became effective as of February 8, 2012. A total of 300,000 shares of the Company’s common stock have been reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2013 fiscal year, by an amount equal to the lesser of: 300,000 shares; 1% of outstanding shares of the Company’s common stock; or, an amount determined by its Board of Directors. The ESPP provides for an aggregate limit of 3,300,000 shares of common stock that may be issued under the ESPP during the term of the ESPP. As of September 30, 2012, no shares of common stock have been issued to employees under the ESPP.

As of September 30, 2012, the Company had the following option activity under its Stock Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	4,016,393	$4.89
Granted	1,508,070	13.47
Exercised	(89,977)	3.51
Forfeited	(37,527)	9.32

Options outstanding at September 30, 2012	5,396,959	$7.28	6.87 years	$26,685,432

Stock-based Compensation

As of September 30, 2012, $13.7 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.88 years. The fair values of the employee stock options granted under the Company’s Stock Plans were estimated at the date of grant using the Black-Scholes option-pricing model. Since implementing the ESPP in 2012, the Company has recorded approximately $101,000 in stock compensation expense relating to the ESPP.

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012 and in our Quarterly Report on Form 10-Q for the three month period ended March 31, 2012, filed with the SEC on May 10, 2012.

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

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. We currently have four drug candidates in clinical development, and expect to advance at least one additional drug candidate into clinical development in 2012. Our drug candidates include:

•

Traficet-EN (CCX282, GSK1605786 or recent USAN accepted name - vercirnon), a CCR9 inhibitor and our most advanced drug candidate, currently in four pivotal Phase III clinical trials being conducted by our partner Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, for the treatment of patients with moderate-to-severe Crohn’s disease;

•

CCX140, a CCR2 inhibitor and our lead independent drug candidate, which successfully completed a Phase II clinical trial in type 2 diabetics and is currently in two Phase II clinical trials in patients with diabetic nephropathy, a form of kidney disease;

•

CCX354 (GSK2941266), which successfully completed a Phase II proof-of-concept clinical trial for the treatment of rheumatoid arthritis, or RA and was subsequently exclusively licensed to GSK, now solely responsible for further clinical development;

•	CCX168, currently in a Phase II proof-of-concept clinical trial for the treatment of anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis;

•	CCX872, our independent next generation CCR2 inhibitor for the treatment of metabolic diseases, currently expected to enter a Phase I clinical trial by the end of 2012;

•

CCX507, our independent next generation CCR9 inhibitor for the treatment of inflammatory bowel disease, currently expected to enter a Phase I clinical trial by the end of 2012 or first quarter 2013; and

•	CCX662/CCX650, our independent drug candidates for the treatment of glioblastoma multiforme, or GBM, and other cancers.

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

Since commencing our operations in 1997, our efforts have focused on research, development and the advancement of our drug candidates into and through clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of convertible preferred and common stock, contract revenue under our collaborations, government contracts and grants and borrowings under equipment financing arrangements. In February 2012, we completed our initial public offering, or IPO, pursuant to which we received net proceeds of $45.0 million, after underwriting discounts, commissions and offering expenses. We also received gross proceeds of $12.0 million from concurrent private placements of common stock at the IPO price of $10.00 per share. In addition, the outstanding principal amount of $10.0 million and accrued interest under a convertible note we had issued to Techne Corporation, or Techne, one of our principal stockholders, automatically converted into shares of our common stock in connection with our IPO at a conversion price equal to the IPO price. As of September 30, 2012, we had an accumulated deficit of $124.4 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of Food and Drug Administration, or FDA, approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2012, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012.

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

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and implementing any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following the completion of our initial public offering although if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30th before that time, we would cease to be an emerging growth company as of the following December 31st.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the three and nine months ended September 30, 2012, our revenue was derived from the recognition of up-front payments received from GSK. Total revenues for the period, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
GSK:
Contract revenue	$—	$534	$—	$2,900
Recognition of up-front payments	1,128	907	3,274	2,721

Total revenues	$1,128	$1,441	$3,274	$5,621

Dollar decrease	$(313)		$(2,347)
Percentage decrease	(22)%		(42)%

The decreases in revenue from 2011 to 2012 for both the three and nine month periods were primarily due to lower funding of clinical support from GSK for CCX354 and CCX168 partially offset by a slight increase in revenue relating to the upfront payment from GSK following our decision not to advance CCX832, thereby shortening the term of our performance obligation.

Research and development expenses

Research and development expenses represent costs incurred to conduct research into the discovery and development of our understanding of the chemokine system; the discovery and development of novel small molecule therapeutics, such as Traficet-EN and CCX140; the development of our suite of proprietary drug discovery technologies, known collectively as EnabaLink, which includes our proprietary Reverse Activation of Migration, or RAM, screening technology and preclinical studies and clinical trials of our drug candidates. We expense all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the period, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development expenses	$8,746	$8,321	$25,349	$22,914
Dollar increase	$425		$2,435
Percentage increase	5%		11%

The increases in expense from 2011 to 2012 for both the three and nine month periods were primarily due to an increase in expenses relating to patient enrollment in our Phase II trials of CCX140 in diabetic nephropathy and an increase in expenses associated with advancing our independent next-generation drug candidates into the clinic. These increases were partially offset by a decrease in expense associated with the completion of our Phase II clinical trial of CCX354 in rheumatoid arthritis in 2011 and the subsequent transfer of CCX354 to GSK following GSK’s exercise of its option to CCX354 in November 2011. In addition, CCX168 associated expenses were lower in 2012, as 2011 included the recognition of Phase II study start-up expenses which were not recurring in 2012. We track specific project expenses that are directly attributable to our clinical development candidates and preclinical candidates that have been nominated and selected for further development. Such project specific expenses include third-party contract costs relating to formulation, manufacturing, preclinical studies and clinical trial activities. Unlike our early stage research and drug discovery programs, we allocate research and development salaries, benefits or indirect costs to our development candidates and we have included such costs in the project specific expenses. All remaining research and development expenses are reflected in “Other” which represents early stage drug discovery programs. Such expenses include allocated employee salaries and related benefits, stock-based compensation, consulting and contracted services to supplement our in-house laboratory activities, laboratory consumables and allocated facility costs associated with these earlier stage programs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Development Candidate (Target)
CCX140 (CCR2)	$3,503	$3,294	$9,837	$6,271
CCX872 (CCR2)	673	—	2,528	—
CCX507 (CCR9)	475	—	2,722	—
CCX662 (CXCR7)	387	216	2,591	795
CCX168 (C5aR)	1,210	1,055	1,993	3,304
CCX354 (CCR1)	—	703	109	3,430
CCX832 (ChemR23)(1)	13	435	158	1,507
Other (CCR2 3G, CCR6, CCR4, CXCR6, other)	2,485	2,618	5,411	7,607

Total research and development	$8,746	$8,321	$25,349	$22,914

(1)	In February 2012, we and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds.

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

General and administrative expenses

Total general and administrative expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
General and administrative expenses	$2,619	$1,772	$7,654	$5,721
Dollar increase	847		1,933
Percentage increase	48%		34%

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

The increases from 2011 to 2012 for both the three and nine month periods were primarily due to increased stock based compensation expense for 2012 stock option grants in addition to higher professional service fees relating to fulfilling our reporting obligations as a public company. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a public company. These public company related increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and investor relations related fees.

Interest income (expense)

Interest income (expense), primarily consists of interest income earned on our marketable securities and interest expense incurred on our equipment financing obligations and convertible note. Total interest income (expense), net, as compared to prior years was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income	$141	$95	$411	$319
Interest expense	(20)	(117)	(776)	(170)
Other Income	—	16	—	16

Total interest income (expense) and other income, net	$121	$(6)	$(365)	$165

Dollar increase (decrease)	$127		$(530)
Percentage increase (decrease)	2,117%		(321)%

Interest expense for the three months ended September 30, 2012 was primarily related to our interest expense due on our equipment lines of credit. Interest expense increased from 2011 to 2012 for the nine month period primarily due to the change in fair value of the convertible note we issued to Techne in September 2011 which was automatically converted into common stock as a result of our IPO in February 2012. In addition, interest income increased for both the three and nine month periods ended September 30, 2012 due to increased cash and investment balances following our IPO in February 2012.

Liquidity and Capital Resources

As of September 30, 2012, we had approximately $128.2 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the nine months ended September 30, 2012 and 2011 (in thousands).

	Nine Months Ended September 30,
	2012	2011
Cash provided by (used in)
Operating activities	$(24,736)	$(12,904)
Investing activities	(59,230)	(3,295)
Financing activities	56,926	11,484

Operating activities. Net cash used in operating activities was $24.7 million for the nine months ended September 30, 2012, compared to net cash used of $12.9 million for the same period in 2011. This change was primarily due to receipt of a $10.0 million milestone payment from GSK, earned in 2010 and received in 2011. No such payments were received in 2012. The net cash used in operating activities of $24.7 million for the nine months ended September 30, 2012 was primarily attributed to our net loss from operations, offset by changes in asset accounts following our IPO and non-cash charges for stock-based compensation in addition to the interest expense relating to the convertible note issued to Techne.

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

Financing activities. Net cash provided by financing activities was $56.9 million for the nine months ended September 30, 2012, compared to $11.5 million for the same period in 2011. This increase was primarily due to $57.0 million in net proceeds from the issuance of a common stock as a result of our IPO and concurrent private placements in February 2012.

We believe that our existing cash, cash equivalents and investments as of September 30, 2012 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2012 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2012, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the nine month period ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to use the net offering proceeds to advance our independent drug candidates through the clinic and for working capital and general corporate purposes. Through September 30, 2012, the net proceeds have been applied as follows: $9.3 million to further develop CCX140, $4.4 million to advance CCX168 and CCX662 and $4.3 million to fund other research and drug discovery programs.

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

CHEMOCENTRYX, INC.

Date: November 13, 2012	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2012	/s/ Susan M. Kanaya
Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

10.1	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated August 16, 2012, by and between Portola Land Company and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.
*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.