Form 10-K
period 2012-12-31
ChemoCentryx, Inc.
filed 2013-03-14
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $201.5 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market of $15.00 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 7, 2013 was 36,767,734.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2012.

CHEMOCENTRYX, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2012

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “aim,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;

•	our ability to advance drug candidates into, and successfully complete, clinical trials;

•	our collaborator’s exercise of its option with respect to CCX168;

•	the commercialization of our drug candidates;

•	the implementation of our business model, strategic plans for our business, drug candidates and technology;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to maintain and establish collaborations or obtain additional government grant funding;

•	our financial performance; and

•	developments relating to our competitors and our industry.

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

We currently have six drug candidates in clinical development. Three of these drug candidates are wholly owned and are being developed independently by us while three are subject to our collaboration agreement with Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline. Under this agreement, GSK has exercised its options to obtain exclusive licenses to further develop and commercialize vercirnon and CCX354 and each of their two respective defined back-up compounds and will have a similar option right to CCX168 if it meets the success criteria mutually agreed upon by the members of the joint steering committee, or JSC, established under our strategic alliance with GSK.

All of our drug candidates have been internally discovered and include:

•

Vercirnon (the FDA United States Adopted Name, or USAN designation; also known as Traficet-EN, CCX282 or GSK1605786) — Our most advanced drug candidate targets the chemokine receptor known as CCR9 and is currently in four pivotal Phase III clinical trials being conducted by our partner GSK for the treatment of patients with moderate-to-severe Crohn’s disease;

•	CCX140 — Our lead independent drug candidate targets the chemokine receptor known as CCR2 and is currently in Phase II clinical trials in patients with diabetic nephropathy, a form of kidney disease;

•

CCX354 (GSK2941266) — An inhibitor of the chemokine receptor known as CCR1, successfully completed a Phase II proof-of-concept clinical trial for the treatment of rheumatoid arthritis, or RA, and was subsequently exclusively licensed to GSK, now solely responsible for further clinical development;

•

CCX168 — Targeting the chemoattractant receptor known as C5aR (which binds the complement fragment C5a), CCX168 is currently in a Phase II clinical trial for the treatment of anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis, and subject to GSK’s option in 2013 if it meets the success criteria established by the JSC;

•	CCX872 — Our independent next generation of orally administered inhibitors targeting CCR2 for expanded indications of renal disease, is currently in Phase I clinical development; and

•	CCX507 — Our de novo wholly-owned next generation CCR9 inhibitor for inflammatory bowel disease and related disorders, is currently in Phase I clinical development.

We are also advancing several additional independent drug candidates through preclinical development, the most advanced of which target chemokine receptors involved in atopic dermatitis, RA, liver inflammation, psoriasis, and cancer.

Vercirnon, our most advanced drug candidate, is intended to control the inflammatory response underlying IBD by targeting the chemokine receptor known as CCR9. In adults, CCR9 is found primarily on a population of T cells, a subset of the body’s inflammatory cells, which migrate selectively to the digestive tract. It is believed that when CCR9’s ligand, CCL25 (also known as TECK), is over-expressed, the migration of T cells to the small and large intestine causes persistent inflammation that may result in Crohn’s disease or ulcerative colitis, the two forms of IBD. We have completed nine clinical trials with vercirnon in a total of 785 subjects, including five Phase I clinical trials (three in the United States and two in the United Kingdom), one Thorough QT study in the United States (an assessment of cardiovascular safety which is required for regulatory approval), and three Phase II clinical trials (one in the Netherlands, the United Kingdom, and the United States, one in Finland and one (PROTECT-1) in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, the Czech Republic, Denmark, France, Germany, Hungary, Israel, the Netherlands, Poland, South Africa, Sweden and the United Kingdom). We completed our PROTECT-1 Phase II clinical trial in 436 patients with moderate-to-severe Crohn’s disease in 2009. Results from this clinical trial indicated that vercirnon was effective in inducing a clinical response over a 12-week treatment period. The results also indicated that vercirnon was effective in maintaining clinical remission over an additional 36-week treatment period. Vercirnon was safe and well tolerated in all clinical trials completed to date. In December 2009, GSK exercised its option to obtain an exclusive license to further develop and commercialize vercirnon. To date, GSK has initiated four pivotal Phase III clinical trials with vercirnon in Crohn’s disease. These studies are currently being conducted in Australia, Austria, Belgium, Canada, the Czech Republic, Denmark, France, Germany, Hungary, Israel, Italy, Japan, Korea, New Zealand, Poland, the Netherlands, Norway, Slovakia, South Africa, Spain, Sweden, the United Kingdom and the United States. If approved, vercirnon would be the first orally administered agent with a novel mechanism of action introduced for the treatment of Crohn’s disease since the introduction of corticosteroids and oral immunosuppressants.

CCX140, our lead independent drug candidate (by which we mean it is wholly owned by us and not subject to any partnership at this time), targets the chemokine receptor known as CCR2. CCX140 is a potent and selective antagonist of CCR2 that is found on subsets of monocytes and macrophages, which are cells of the immune system believed to play an important role in inflammatory processes. Blocking CCR2 is intended to reduce the abnormal monocyte and macrophage driven inflammatory response implicated in renal disease. In addition, it has been shown that levels of CCL2 (also known as MCP-1), the main ligand for CCR2, are elevated in the kidneys of patients with diabetic nephropathy, which is characterized by a persistent and usually progressive decline in renal function. New science has shown that renal cells themselves may express CCR2 under pathological conditions and that this may be responsible for some of the effects of diabetic nephropathy. Current treatments of patients with diabetic nephropathy primarily focus on treatment of the underlying type 2 diabetes and hypertension. Given that the current standard of care does not halt or reverse the progression of diabetic patients with impaired kidney function to end-stage renal disease, we believe that an unmet medical need persists for the treatment of diabetic nephropathy. As a precursor to our clinical trials in patients with diabetic nephropathy, in January 2011, we completed a 159-patient randomized Phase II clinical trial, conducted in Australia, the Czech Republic, Germany, Hungary and New Zealand, to assess the safety and tolerability of CCX140 in patients with type 2 diabetes, the most common cause of diabetic nephropathy. CCX140 was safe and well tolerated in this trial. In addition, CCX140 demonstrated biological activity through a dose-dependent decrease in fasting plasma glucose. The highest dose of 10mg CCX140 administered once-daily also lowered hemoglobin A1c, or HbA1c, with statistical significance compared to placebo over a four-week period. CCX140 is currently in two Phase II clinical trials in patients with diabetic nephropathy and we expect to have the first data from these clinical trials in the third quarter of 2013. One trial is being conducted in Belgium, the Czech Republic, Germany, Hungary, Poland and the United Kingdom, and the other is being conducted in the Netherlands.

CCX872 is our independent next generation CCR2 antagonist for the treatment of expanded indications of renal disease. We initiated a Phase I clinical trial in the fourth quarter of 2012, and anticipate completion of this Phase I trial in 2013. In addition to diabetic nephropathy and other renal diseases, CCR2-mediated effects are thought to drive the pathology of various metabolic diseases, such as atherosclerosis and cardiovascular disease. These effects may be mediated by a combination of direct activation of CCR2 in the cells of the target tissue and by inducing recruitment of circulating inflammatory cells into the tissue. Inhibition of CCR2 in various animal models has been shown to be beneficial in models of acute kidney injury, vascular endothelial injury and hepatosteatosis (fatty liver), among others.

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

CCX168 targets the chemo-attractant C5a receptor, or C5aR, which binds to a biologically activated fragment of the complement protein known as C5. Chemo-attractant receptors are related to the chemokine receptor family and similarly regulate the migration of certain types of inflammatory cells. C5aR is thought to play a role in a range of inflammatory and autoimmune diseases such as ANCA-associated vasculitis, or AAV, lupus and RA. We completed a Phase I clinical trial for CCX168, conducted in Switzerland, which showed that CCX168 was well tolerated at doses up to 100mg. We initiated a Phase II clinical trial in AAV in the fourth quarter of 2011 and expect to have results from this clinical trial in 2013. This clinical trial is being conducted in Belgium, Czech Republic, Germany, Hungary, the Netherlands, Poland, Sweden and the United Kingdom. If CCX168 meets the success criteria mutually agreed upon by the members of the JSC, GSK may exercise its option to further develop and commercialize CCX168. An option decision is anticipated by the end of 2013.

CCX507 builds on our expertise in the area of CCR9 antagonists and IBD. Following the expiration of our target exclusivity obligations with respect to CCR9 under our collaboration agreement with GSK, we started a de novo discovery program under which we have designed a series of novel molecules that we believe represent the next generation of CCR9 inhibitors. CCX507 is our lead compound from this program and is selective for CCR9 relative to all other chemokine receptors, orally bioavailable, and has an excellent preclinical safety profile. Molecules such as CCX507 have been designed to interact with the CCR9 receptor in a unique way that produces molecules with greater potency towards CCR9 than other compounds reported to date. We initiated a Phase I clinical trial in the fourth quarter of 2012.

With the exception of PROTECT-1, our Crohn’s disease trial for vercirnon, we have conducted the majority of our Phase I and Phase II clinical trials in Europe. Our planned future Phase III clinical trials for CCX140 will be conducted in the United States, Europe and possibly other countries outside of the United States and Europe.

GSK is solely responsible for all further clinical development and commercialization expenditures worldwide with respect to that drug candidate and its two designated back-up compounds under options that it exercised. These are, in their entirety, vercirnon, CCX354 and CCX168, if this final remaining option is exercised. Upon the exercise of any of these options, we would receive an option exercise fee and would become eligible to receive regulatory and commercial milestone payments, as earned under the terms of our agreement, and royalties on the net sales of licensed drugs. GSK has already exercised its option to vercirnon and CCX354. If GSK does not exercise its option to CCX168, we will evaluate our alternatives for further development of this drug candidate, which may entail internally developing it or identifying other collaboration partners for its development.

We have developed a suite of proprietary technologies, which we call the EnabaLink drug discovery engine, to better understand the chemokine system and to accelerate the identification of small molecule lead compounds that target and inhibit the function of specific chemokine receptors. We believe this platform provides us with an advantage in the rapid identification of highly specific drug candidates. An important element of this platform is our thorough map of the chemokine network, which allows us to better understand how a given chemokine-chemokine receptor interaction impacts the migration of cells in a given disease. With this understanding, we can apply our advanced screening methodologies, including a purpose-built high-throughput robotic screening technology, known as the Reverse Activation of Migration, or RAM, Assay, to identify small molecule antagonists for the chemokine receptor most closely associated with a specific disease. The RAM Assay is designed to markedly reduce or eliminate non-specific inhibitors and toxic inhibitors of cell migration, resulting in highly specific lead candidates. This technology allows us to screen against targets that are not easily accessible with traditional technologies, providing us with what we believe to be a competitive advantage in drug discovery. We have used our EnabaLink drug discovery engine in our drug candidate programs and continue to apply these powerful research tools in our early stage drug discovery efforts.

Focusing on the Chemokine System

Understanding Inflammation

The human immune system serves to protect the body against infections and injuries. It recognizes these threats and quickly mounts a defensive response. Inflammation is one component of the immune response and serves as a line of defense to infection, irritation or injury as immune system cells attempt to suppress and control an infectious agent, such as bacteria, or to break down and carry away damaged tissue, as in the case of injury. Specialized white blood cells, known as antigen presenting cells, and other cells such as macrophages and lymphocytes are mobilized to the affected tissue and work in concert to recognize, neutralize and eliminate the perceived threat. Macrophages and other antigen presenting cells pick up and ingest foreign materials and present the threatening antigens to lymphocytes, also known as T cells and B cells. T cells in turn destroy infected cells or coordinate other inflammatory cells, such as B cells, which produce antibodies, or proteins with the ability to neutralize antigens, to bind with the antigen leading to the destruction of the foreign agent. Macrophages then dispose of dead cells and debris.

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

Inappropriate activity of the chemokine network is thought to be at the core of numerous autoimmune and inflammatory conditions. For example, in Crohn’s disease dysregulation of either the chemokine CCL25 or the chemokine receptor to which it binds, CCR9, is thought to attract a certain population of inflammatory T cells to, and subsequently attack, tissues in the digestive tract. As drivers of the inflammatory response, chemokines and their receptors present opportunities for the development of new therapies. By selectively blocking a given chemokine-chemokine receptor combination, and largely leaving other chemokine-chemokine receptor interactions unaffected, we believe even aggressive forms of chronic inflammation and autoimmune diseases can potentially be brought under control in a safe, effective manner.

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

Our Drug Candidates and Preclinical Programs

Vercirnon for Inflammatory Bowel Disease

Understanding Crohn’s Disease

IBD refers to two diseases, Crohn’s disease and ulcerative colitis, both characterized by inflammation of the gastrointestinal tract. Both Crohn’s disease and ulcerative colitis are chronic and recurring autoimmune conditions. Researchers believe that these conditions occur when the body’s inflammatory cells become over-reactive to microbes in the gastrointestinal tract( such as bacteria normally found in the intestines that aid digestion) resulting in a long lasting destructive inflammatory response.

According to the Crohn’s and Colitis Foundation of America, or CCFA, in 2012 Crohn’s disease was estimated to affect as many as 700,000 Americans. According to National Digestive Diseases Information Clearinghouse, men and women are affected equally by the disease. While patients may be of any age, Crohn’s disease is primarily a disease that commences in adolescents and young adults, with onset between the ages of 15 and 35.

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

Vercirnon — A Novel CCR9 Inhibitor

Vercirnon is being developed as a first-in-class oral anti-inflammatory agent for the treatment of IBD, including Crohn’s disease and ulcerative colitis. Vercirnon is orally administered, which we believe would be an important improvement in patient convenience and potentially patient compliance as compared to existing intravenous and subcutaneous treatments with biologics. We believe that the combination of vercirnon’s specificity and the convenience of oral administration may make this a treatment of choice for IBD patients. In addition, as a synthetic small molecule, the drug may have significant cost-of-goods advantages over protein therapeutics, or biologics, such as tumor necrosis factor-alpha, or TNF-a, inhibitors.

Vercirnon is designed to prevent the migration of inflammatory cells to the digestive tract by blocking the function of CCR9, which is found on a subset of inflammatory T cells that plays a key role in the development of both forms of IBD. T cell migration into the digestive tract is guided by a chemokine called CCL25 found in the intestines. CCL25-mediated activation of CCR9 draws T cells into the intestinal tissue, where they release inflammatory mediators that can ultimately lead to tissue damage. In adults, CCL25 only signals CCR9-expressing T cells to migrate to the gastrointestinal tract, and blocking CCR9 is not thought to interfere with cell migration elsewhere. Therefore, by blocking CCR9, vercirnon may be able to halt the inflammatory response underlying IBD without otherwise impacting the patient’s immune system. In addition, by interrupting CCR9 signaling, we believe vercirnon may hasten the elimination of inflammatory T cells from the intestines, thus potentially speeding recovery by reducing the longevity of flare-ups associated with IBD. We believe this mechanism of action could allow vercirnon, if approved, to be a highly effective treatment with significantly fewer side effects than currently available immunosuppressive therapies, including TNF-a inhibitors.

Vercirnon Drug Development Strategy and Clinical Trials

We have completed nine clinical trials with vercirnon in a total of 785 subjects, including five Phase I clinical trials in a total of 151 subjects, one Thorough QT study in 57 subjects demonstrating cardiovascular safety, two Phase II clinical trials in 510 patients with Crohn’s disease and one Phase II clinical trial in 67 patients with celiac disease. The largest of these Phase II clinical trials, PROTECT-1, was conducted in 436 patients with moderate-to-severe Crohn’s disease. Results from this clinical trial indicated that vercirnon was effective in inducing a clinical response over a 12-week treatment period in these patients. Furthermore, the results indicated that vercirnon was also effective in maintaining clinical remission over a 36-week treatment period. Vercirnon was safe and well tolerated in all clinical trials completed to date. In December 2009, GSK exercised its option to obtain an exclusive license to vercirnon and its two designated back-up compounds and is now solely responsible for all further clinical development and commercialization and the related expenditures associated with these activities worldwide.

To date, four pivotal Phase III clinical trials have been initiated by GSK with vercirnon in Crohn’s disease. The pivotal Phase III clinical trials are designed to support the use of vercirnon to induce clinical response or remission of Crohn’s disease, and to provide maintenance of remission for Crohn’s disease.

Phase III Clinical Program

GSK has initiated four pivotal Phase III clinical trials intended to obtain the clinical results necessary to apply for marketing approval for vercirnon (GSK1605786) in Crohn’s disease. In general, the development approach of the Phase III program is modeled after the design of our PROTECT-1 clinical trial. The following pivotal Phase III clinical trials are currently ongoing:

•

SHIELD-1 is a multi-national, randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of two doses, 500mg once-daily and 500mg twice-daily, of vercirnon over 12 weeks of treatment in approximately 600 adult patients with moderate-to-severe Crohn’s disease. Patient recruitment was initiated in December 2010. Data from the induction phase of the SHIELD-1 trial are expected in the second half of 2013.

•

SHIELD-2 is a multi-national, randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of two doses, 500mg once-daily and 500mg twice-daily, of vercirnon in maintaining disease remission over 52 weeks in approximately 750 adult patients with Crohn’s disease. Eligible patients will have achieved disease improvement and/or remission in SHIELD-1 or will be fed from SHIELD-4 as noted below. Patient recruitment was initiated in April 2011.

•

SHIELD-3 is a multi-national, open-label clinical trial to evaluate the safety and effectiveness of 500mg twice-daily of vercirnon over 108 weeks in approximately 800 adult patients with Crohn’s disease. Patients completing previous clinical trials with the drug or patients who withdraw early from the SHIELD-2 maintenance clinical trial may be eligible to participate. Patient recruitment was initiated in April 2011.

•

SHIELD-4 is a multi-national, randomized, double-blind clinical trial with the primary objective to induce clinical response and/or remission with vercirnon in subjects with active Crohn’s disease to qualify subjects for enrollment into SHIELD-2, the 52-week maintenance clinical trial. Patients receive either 500mg once-daily or 500mg twice-daily for 12 weeks in this clinical trial. Patient recruitment was initiated in November 2011.

Vercirnon Commercialization Strategy

Following the exercise of its option, GSK became solely responsible for all further clinical development and commercialization of vercirnon and its two designated back-up compounds worldwide. However, we have the option, which we can exercise at our sole discretion, to co-promote vercirnon to physician specialists in the United States, subject to our payment of 35% of GSK’s development costs. Under the terms of the agreement, our promotional efforts could be as high as 50% of all promotional efforts to physician specialists in the United States. As consideration for our promotional efforts, GSK would be required to pay us an amount similar to what it would pay a third-party contract sales force.

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

Given the rise in the incidence of obesity, type 2 diabetes and hypertension, the associated incidence of diabetic nephropathy has reached widespread proportions in industrialized nations. Current treatment options for patients with diabetic nephropathy mainly include drugs that treat the underlying conditions of diabetes and hypertension. Angiotensin receptor blockers, or ARBs, and angiotensin converting enzyme, or ACE, inhibitors are commonly prescribed to control hypertension and slow the progression of diabetic nephropathy. Even with these therapies, about 20% of patients with diabetic nephropathy will progress into a condition known as end-stage renal disease, the most severe stage of chronic kidney disease, at which point patients must rely on regular dialysis sessions or a kidney transplant in order to survive.

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

CCX140 — A Novel CCR2 Inhibitor

CCX140 is our lead independent drug candidate which successfully completed a Phase II clinical trial in type 2 diabetics and is currently in two Phase II clinical trials in patients with diabetic nephropathy, a form of kidney disease. While historically diabetic nephropathy was not considered an inflammatory disease, there is now clear evidence of the role of macrophages in this disease. Kidney biopsies from patients with diabetic nephropathy show elevated numbers of macrophages in the glomeruli, which are the basic filtering elements in the kidney. It has also been shown that the extent of tissue damage in the interstitial areas surrounding the proximal tubules, which are the second component of the filtering apparatus in the kidney, is strongly correlated with the numbers of macrophages present. Experimental studies in preclinical diabetic models have clarified that monocyte and macrophage infiltration begins at early stages of disease and that this infiltration correlates with renal injury.

In recent years, CCR2 has been identified as a main driver of monocyte and macrophage recruitment into diseased kidneys. Various cell types in glomeruli also appear to express CCR2, which drives some of the renal impairment in diabetic nephropathy. Levels of CCL2, the main ligand for CCR2, are elevated in the kidneys of patients with diabetic nephropathy. CCL2 is produced by kidney cells in response to such factors as high blood glucose levels and physical stresses, such that levels of CCL2 in the urine are strong indicators of renal damage and correlate well with albuminuria and interstitial macrophage numbers.

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

CCX140 Drug Development Strategy and Clinical Trials

Our clinical development strategy was to assess the safety and tolerability of CCX140 first in healthy subjects, then in patients with type 2 diabetes and normal renal function, then finally in patients with diabetic nephropathy. As a precursor to our clinical trials in patients with diabetic nephropathy, in January 2011, we completed a 159-patient randomized Phase II clinical trial to assess the safety and tolerability of CCX140 in patients with type 2 diabetes, the most common cause of diabetic nephropathy. CCX140 is currently in two Phase II clinical trials in diabetic nephropathy and we expect to have the first results from these clinical trials in the third quarter of 2013.

CCX140 Phase I Clinical Trials

We completed four Phase I clinical trials in 118 healthy volunteers. A CCX140 dose range of 0.05 to 15mg was studied. CCX140 was generally well tolerated and no serious adverse events, or SAEs, were observed in these Phase I clinical trials. The pharmacokinetic, or PK, profile was supportive of once daily oral dosing of CCX140.

CCX140 Phase II Clinical Trial in Type 2 Diabetes

Our Phase II clinical trial was designed to demonstrate safety of CCX140 in patients with type 2 diabetes and normal renal function and to examine the effect of CCX140 on glycemic indices. We conducted a randomized, double-blind, placebo and active controlled clinical trial in 159 patients with type 2 diabetes on a stable dose of metformin for at least eight weeks, with 32 patients receiving placebo, 32 receiving pioglitazone hydrochloride (an approved therapeutic for type 2 diabetes serving as the active control), 63 receiving 5mg of CCX140 and 32 receiving 10mg of CCX140 orally once-daily for 28 days.

The clinical trial met its primary objective by demonstrating the safety and tolerability of CCX140 in these patients. In addition, CCX140 showed encouraging signs of biological activity based on a statistically significant decrease in HbA1c, a marker of glycemic control, for the 10 mg dose group.

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

Current and Future CCX140 Clinical Development in Diabetic Nephropathy

CCX140 is currently in two Phase II clinical trials in patients with diabetic nephropathy. The first randomized, double-blind, placebo-controlled Phase II clinical trial will enroll up to 270 patients. The primary safety objective of this clinical trial is to evaluate the safety and tolerability of CCX140 in patients with diabetic nephropathy. The primary efficacy objective is evaluation of the effect of CCX140 on albuminuria. Secondary efficacy objectives are evaluation of the effect of CCX140 on HbA1c and estimated glomerular filtration rate, or eGFR. The three treatment groups consist of placebo, 5mg and 10mg of CCX140 and the treatment duration will be up to 52 weeks, with a four-week follow-up period. Patients with residual albuminuria, despite being on a stable therapeutic dose of an ACE inhibitor or ARB are included in this clinical trial. The key efficacy endpoint is change from baseline in first morning urinary albumin:creatinine ratio, a major indicator of renal function. The sample size of the trial was increased from 135 to 270 patients in 2012 and the dosing duration was extended from 12 weeks to 52 weeks, following completion of long-term toxicology studies that allowed extension of dosing beyond 12 weeks. We expect to have 12-week data from this study in the third quarter of 2013 and 52-week data in 2014.

A second randomized, double-blind, placebo-controlled Phase II clinical trial we have conducted is in 20 patients with diabetic nephropathy. The primary objective of this clinical trial is to evaluate the effect of CCX140 on 24-hour urinary albumin excretion which was collected in a controlled clinical setting. The two treatment groups consist of placebo and 10mg of CCX140. The treatment duration is 12 weeks, with a four-week follow-up period. Patients with residual albuminuria, despite being on a stable therapeutic dose of an ACE inhibitor or ARB are included in this clinical trial. We expect to have data from this clinical trial in 2013.

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

CCX872 — Next Generation CCR2 Inhibitor for Other Renal Indications

Building on our expertise in the field of CCR2 therapeutics, we advanced CCX872 as our next-generation CCR2 inhibitor drug candidate. Like CCX140, our leading independent drug candidate, CCX872 is a potent and selective inhibitor of human CCR2. CCX872 has demonstrated excellent safety and efficacy in various preclinical models of metabolic disease. In addition to diabetic nephropathy, CCR2-mediated effects are thought to drive the pathology of various metabolic diseases, such as atherosclerosis and cardiovascular disease, as well as additional kidney diseases such as acute kidney injury. These effects may be mediated by a combination of direct activation of CCR2 in the cells of the target tissue and by inducing recruitment of circulating inflammatory cells into the tissue. Inhibition of CCR2 in various animal models has been shown to be beneficial in models of acute kidney injury, vascular endothelial injury and hepatosteatosis (fatty liver), among others.

We initiated a Phase I clinical trial in the fourth quarter of 2012 and expect to complete this trial in 2013.

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

CCX354 — A Novel CCR1 Inhibitor

There is strong evidence implicating CCR1 in the pathology of RA; first, CCR1-expressing monocytes, macrophages and T cells are consistently found at high levels in the synovium of RA patients, and second, the C6 superagonists of CCR1, which are activated highly potent forms of certain CCR1 ligands, are consistently detected at high levels in synovial fluids from RA patients. Blocking CCR1 is intended to reduce the inflammation and prevent subsequent joint destruction by suppressing the infiltration of inflammatory cells into the arthritic joint.

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

CCX354 Drug Development Strategy and Clinical Trials

We have completed two Phase I clinical trials with CCX354 in 84 healthy subjects, also a Phase I/II clinical trial in 24 patients with RA, and lastly a Phase II proof-of-concept clinical trial in 160 patients with moderate-to-severe RA partially responsive to methotrexate. In November 2011, GSK exercised its option to obtain an exclusive license to CCX354 and its two designated back-up compounds and is now solely responsible for all further clinical development and commercialization expenditures worldwide.

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

CCX168 for ANCA-Associated Vasculitis

Understanding ANCA-Associated Vasculitis

ANCAs are autoantibodies that attack a certain type of white blood cells called neutrophils. AAV is a type of autoimmune disease caused by autoantibodies, which are abnormal antibodies that attack one’s own cells and tissues resulting in blood vessel damage. In AAV, activation of the complement cascade, an escalating group of inflammatory responses, leads to production of the very potent chemo-attractant factor known as C5a. This in turn leads to the attraction and activation of neutrophils and other white blood cells, which play a key role in the disease.

AAV currently is treated with high-dose corticosteroids and cyclophosphamide, azathioprine, mycophenolate mofetil, rituximab, and plasma exchange in severe cases. Even though these approaches may induce a treatment response in 70% to 90% of patients, corticosteroids and cyclophosphamide are associated with substantial morbidity and mortality, particularly as a result of serious infections.

CCX168 — A Novel C5a Receptor Inhibitor

CCX168 is a potent and highly specific antagonist of the human C5a receptor. The compound displays oral bioavailability in various species and has demonstrated an excellent preclinical safety profile, consistent with its intended chronic use in patients. The efficacy of CCX168 was demonstrated in a mouse model of ANCA-associated glomerulonephritis which recapitulates many of the histological features of the human disease. In these studies, oral doses of CCX168 completely blocked the glomerulonephritis induced by intravenous injection of anti-myeloperoxidase antibodies (a form of anti-neutrophil cytoplasmic antibody). Levels of CCX168 in the blood of these mice were comparable to those expected in the blood of patients participating in our ongoing Phase II proof-of-concept clinical trial with CCX168.

CCX168 Drug Development Strategy and Clinical Trials

CCX168 Phase I Clinical Trial

We have completed a Phase I clinical trial with CCX168 in 31 healthy subjects. This was a randomized, double-blind, placebo-controlled, two-period clinical trial in which subjects received either CCX168 or placebo, as a single dose in the first period and as multiple once-daily or twice-daily oral doses in the second period. Single oral doses of 1mg, 3mg, 10mg, 30mg, and 100mg of CCX168 were studied. In period two, CCX168 doses of 1mg, 3mg, and 10mg once-daily for seven days, and 30mg and 50mg twice-daily for seven days, were studied. CCX168 appeared to be well tolerated by clinical trial subjects in this clinical trial and no SAEs or withdrawals due to adverse events have been observed. The most commonly reported adverse events in subjects receiving CCX168 in the multi-dose period were headache, diarrhea, dizziness, lower abdominal pain, nausea, and oropharyngeal pain.

CCX168 Phase II Clinical Trial

We have initiated a Phase II clinical trial for CCX168. This is a randomized, double-blind, placebo-controlled clinical trial in patients with AAV with mild-to-moderate renal involvement, the aim of which is to optimize the treatment to induce remission for patients with non-life-threatening AAV with mild-to-moderate renal involvement. The intent is to reduce the toxicity of induction therapy by reducing the overall exposure to or eliminating entirely the use of systemic corticosteroids during the induction period with an inhibitor of the complement C5a receptor plus cyclophosphamide. The primary objective of this clinical trial is to evaluate the safety and tolerability of CCX168 in patients with AAV on background cyclophosphamide treatment. The secondary objectives of this clinical trial include assessment of the feasibility of reducing or eliminating the use of corticosteroids in the treatment of patients with AAV without the need for rescue corticosteroid measures; evaluation of the PK profile of CCX168 in patients with AAV and assessment of changes in renal function based on estimated glomerular filtration rate, hematuria, and proteinuria with CCX168 compared to placebo. The clinical trial is being conducted in sequential steps. Step 1 involves partial corticosteroid withdrawal and Step 2 involves full corticosteroid withdrawal. 30mg of CCX168 twice-daily given orally will be compared to placebo twice-daily for 84 days, followed by an 84-day follow-up period. We expect to complete enrollment of Step 2 in the second quarter of 2013. If this clinical trial meets the success criteria mutually agreed upon by the members of the JSC, GSK may exercise an option to further develop CCX168. Assuming that this clinical trial establishes clinical proof of concept, GSK’s decision regarding the option is anticipated by the end of 2013. If GSK does not exercise its option, we will evaluate our options for further development of CCX168, which may entail internally developing this drug candidate or identifying another collaboration partner for its development.

CCX507 — Next Generation CCR9 Inhibitor for IBD

Building on our expertise in the area of CCR9 antagonists and IBD, we started a de novo discovery program under which we have designed a series of novel molecules that we believe represent the next generation of CCR9 inhibitors. This followed the expiration of our target exclusivity obligations with respect to CCR9 under our collaboration agreement with GSK. The development candidate from this de novo series, CCX507, is selective for CCR9 relative to all other chemokine receptors, orally bioavailable, and has an excellent preclinical safety profile. Molecules such as CCX507 have been designed to interact with the CCR9 receptor in a unique way that produces molecules with greater potency towards CCR9 than other compounds reported to date. CCX507 is in Phase I clinical development and several related molecules from this program are currently in preclinical development.

CCX507 Phase I Clinical Trial

We have initiated a Phase I clinical trial with CCX507 in 40 healthy subjects. This is a randomized, double-blind, placebo-controlled clinical trial in which subjects receive either CCX507 as a single oral dose of 3mg, 10mg, or 30mg, or placebo. The primary study objective is assessment of safety and tolerability of CCX507. The PK profile of CCX507 will also be characterized.

CCX650 — CXCR7 Inhibitor for Glioblastoma Multiforme (GBM)

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

CCX650— A Novel CXCR7 Inhibitor

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

We believe we were the first to provide clear evidence that CXCR7 expression can directly control tumor growth in vivo. We and others have shown that CXCR7 regulates several important biological processes including tumor cell survival, cell adhesion, trans-endothelial migration, tumor development and metastatic growth in secondary organs, in a variety of in vivo and in vitro models. CXCR7 is expressed on many human tumor cells but not on most healthy cells. In our tumor model systems we found that reduction or inhibition of CXCR7 by genetic and pharmacological means reduces or abolishes tumor formation in vivo, and that the introduction of CXCR7 into a “naïve” background is both necessary and sufficient for that tumor to grow aggressively in vivo. CXCR7 is highly expressed in human GBM and in GBM-associated blood vessels.

We and others have demonstrated, using various aggressive GBM models in rodents, that CXCR7 inhibition is effective at preventing tumor growth, particularly when utilized in combination with radiation. Recent discoveries support a role for CXCR7 in preventing apoptosis, or programmed cell death, of human GBM cells. Separate observations indicate that recruitment of bone-marrow derived cells from blood into irradiated mouse GBM/brain is critical for tumor re-vascularization after irradiation and is dependent on CXCL12, the main chemokine ligand for CXCR7.

We have discovered several highly potent and selective small molecule compounds for CXCR7. An earlier compound CCX662, had excellent properties but was not suitable for oral administration. More recently, we developed CCX650, an orally active drug, as a potential clinical candidate and it is currently in preclinical development. Due to scientific and medical need reasons, our current efforts are primarily focused on the development of CCX650 for the treatment of GBM. A CXCR7 antagonist for the treatment of GBM may qualify for orphan drug status, which may provide a faster path to regulatory approval.

We believe that CCX650 represents a promising novel therapeutic for the treatment of GBM and other cancers. Preclinical studies support not only the anti-tumor efficacy of this drug but also an excellent safety profile, a reflection of its highly targeted and specific activity profile, which is fundamentally different from many other cytotoxic drugs in development or on the market.

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

We have shown in preclinical models that CCX6239 effectively blocks the mobilization of white blood cells mediated by CCR4.

CCR6 Inhibitor for Autoimmune Diseases

One of the most intriguing areas of current research in immunology involves the study of a newly discovered type of helper T cells known as Th17 cells. While Th17 cells most likely play a role in the protection against extracellular pathogens, there is a large amount of preclinical and clinical data that implicate these cells, as well as IL-17, in the development of a large number of autoimmune diseases, including RA, psoriasis, asthma, and multiple sclerosis. Activated Th17 cells isolated from chronically inflamed human tissues produce high levels of TNF-a and other cytokines. A hallmark of Th17 cells is that they express high levels of CCR6, which is not found on Th1 and Th2 cells. High levels of the CCR6 chemokine CCL20 have been found in RA joint biopsies, psoriatic skin, and asthmatic lungs. We believe that these are potential therapeutic opportunities for a CCR6 antagonist. Our RAM screening technique has produced several suitable CCR6 antagonist leads, which are now being optimized via medicinal chemistry approaches.

CXCR6 Inhibitor for Chronic Hepatitis

Clearance of viral infections is associated with a vigorous T cell response. However, the immune system is often unable to clear hepatic infections. In fact, inflammation, chronic hepatitis and liver damage often result from persistent attempts by the immune system to deal with the underlying infection. The chemokine receptor known as CXCR6 is expressed on a subset of specialized inflammatory cells and is accepted, based on preclinical work with CXCR6-deficient mice, as a “liver homing” receptor for those cells. Under inflammatory conditions, various cell types in the liver produce the chemokine ligand that attracts CXCR6-expressing inflammatory cells. We believe that these effects may be blocked by our CXCR6 antagonists without the adverse side effects associated with the current methods of treatment.

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

Strategic Alliance with GSK

In August 2006, we entered into our strategic alliance with GSK. Through February 2013, we have received over $250 million from GSK, consisting of up-front and milestone payments, equity investments, research funding and option exercise fees. Under the terms of our agreement with GSK, we are responsible for the discovery and development of small molecule antagonists targeting four defined chemokine and chemo-attractant receptor targets (CCR9, CCR1, C5aR and ChemR23) and for advancing them through clinical proof-of-concept or to such other success criteria as are established by the JSC. After we demonstrate the satisfaction of the applicable success criteria, GSK is entitled to options to exclusively license drug candidates that are subject to the collaboration and two defined back-up compounds for each drug candidate for further development and commercialization on a worldwide basis. Upon exercising any of its options to drug candidates under the collaboration, GSK is solely responsible for all further clinical development and commercialization expenditures worldwide with respect to that drug candidate and its two designated back-up compounds. In exchange for the rights granted to GSK upon the exercise of its options, we are also entitled to receive regulatory and commercial milestone payments, as earned under the terms of our agreement, and royalties on the net sales of licensed drugs.

In December 2009, GSK exercised its option to obtain an exclusive license to further develop and commercialize vercirnon (CCR9) following our completion of the PROTECT-1 clinical trial. We received an option exercise fee of $35.0 million in January 2010 after GSK obtained Hart-Scott-Rodino clearance. After exercising the option, GSK became solely responsible for all further clinical development and commercialization expenditures for vercirnon and its two designated back-up compounds (CCX025 and CCX807) worldwide.

In November 2011, GSK exercised its option to obtain an exclusive license to further develop and commercialize CCX354 (CCR1) following our completion of the proof-of-concept clinical trial for this drug candidate. After exercising this option, GSK became solely responsible for all further clinical development and commercialization expenditures for CCX354 and its two designated back-up compounds (CCX721 and CCX956) worldwide. We received an option exercise fee of $25.0 million in December 2011.

In February 2012, based on unblinded data from a Phase I clinical trial of CCX832 (ChemR23), we and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds. Thus, GSK’s only remaining option is to CCX168 (C5aR) and its associated back-up compounds (CCX1378 and CCX1641).

With respect to CCX168, the remaining drug candidate subject to the agreement, GSK has an option exercisable with respect to such drug candidate and its two designated back-up compounds upon our demonstration that CCX168 successfully met the success criteria established by the JSC and, if GSK elects to exercise its option, we will be entitled to an option exercise fee of $25.0 million upon the exercise of such option by GSK.

GSK does not have exclusive rights to a given clinical indication or substitution rights with respect to a given collaboration target. Specifically, our proprietary programs around CCR2, CCR4, CCR6, CXCR7, CXCR6, or de novo efforts in CCR9 or CCR1 inhibitors, or any other receptors are not part of the GSK collaboration.

For each of our drug candidates subject to the agreement, we would be entitled to receive regulatory filing milestones of up to $47.0 million in the aggregate for the filing of an NDA in the United States and comparable filings in other territories, up to $75.0 million in the aggregate for the regulatory approval of products for commercial sale in the United States and other territories and up to $250.0 million in sales milestones for vercirnon and $125.0 million for each of CCX354 and CCX168.

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

In addition, we are entitled to receive base royalties on net sales of the licensed drugs. The base royalties for each program differ, but are set at levels commensurate with the development stage of each program at the time we entered into the agreement. With respect to vercirnon and its two designated back-up compounds, GSK is obligated to pay us different base royalties on net sales in the United States and outside the United States. Tiered base percentage royalties on net sales in IBD indications in the United States range from the mid-teens to the low twenties while tiered percentage royalties on net sales in IBD indications outside the United States range from the low to high teens. If we decide to exercise our co-development option for vercirnon, base royalty rates will increase by up to 5%, depending on the sales tier, the region and the indication for which the co-development option is exercised. With respect to CCX354 and CCX168, or any of their designated back-up compounds, GSK is obligated to pay us double-digit tiered percentage royalties with the potential to reach the mid-teens on annual worldwide net sales. We are also entitled to receive sales milestones on a per drug basis.

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

Under the terms of the agreement, GSK has the right, but not the obligation, to defend against third party patent infringement claims for licensed drugs. If GSK elects to defend against any such claims, it has the sole right to direct the defense of such claims and settle such claims at its own cost and expense. If GSK elects not to defend against such claims, we have the right, but not the obligation, to defend against such claims. If the development or commercialization of licensed drugs requires use of third party intellectual property, we and GSK will share all license fees, provided however, that in the event that Millennium has valid patents relating to CCR9 and we are required to take a license from Millennium, we will be solely responsible for all fees required to be paid to Millennium in connection with such license. See “—Intellectual Property.”

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

Our patent estate, on a worldwide basis, includes approximately 490 issued or allowed patents and approximately 255 pending patent applications, with claims relating to all of our current clinical stage drug candidates. With respect to our lead drug candidates in the CCR1, CCR2 and CCR9 programs, we have approximately 280 issued or allowed patents worldwide relating to their chemical composition or use thereof. There are also patent applications pending for our other clinical stage compounds in the C5aR program. We have approximately 70 issued patents relating to other small molecule compounds and approximately 90 issued patents relating to our novel biological discoveries. We also have approximately 50 issued patents relating to our proprietary screening and drug development technologies.

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

Millennium Pharmaceuticals, Inc., or Millennium, has obtained certain United States patents which include claims to small molecules that modulate CCR9, compositions thereof, and methods of using them to treat conditions such as IBD. Millennium may contend that the claims of these patents cover our patented vercirnon drug candidate. We believe that our activities related to vercirnon are currently exempt from patent infringement liability because these activities are strictly limited to obtaining information for regulatory approval. However, if and when our vercirnon related activities extend beyond those related to seeking regulatory approval, such as, for example, if and when we commercialize vercirnon, Millennium might then commence an infringement action against us based on these patents and/or other related patents that it may be granted in the future. If Millennium elects to sue us, we believe that we may have viable defenses to any such infringement suit. However, we cannot assure you that the relevant court would find in our favor with respect to such defenses.

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

It is possible that our competitors will develop and market drugs that are less expensive and more effective than our drug candidates, or that will render our drug candidates obsolete. It is also possible that our competitors will commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates. If approved for marketing by the FDA, vercirnon, our lead drug candidate for the treatment of IBD, would compete against existing IBD treatments such as Remicade, Humira, and other TNF-a inhibitors, immunomodulatory drugs and corticosteroids and potentially against other novel IBD drug candidates that are currently in development. Remicade is a humanized monoclonal antibody targeted to TNF-a, indicated for the treatment of Crohn’s disease, ulcerative colitis, rheumatoid arthritis, psoriasis, psoriatic arthritis and ankylosing spondylitis. Annual sales for Remicade totaled at least $7.5 billion in 2012. Humira, a similar drug, is also a human monoclonal antibody that acts as a TNF-a inhibitor. Marketed by Abbott Laboratories in the United States and Europe, Humira is approved for the treatment of Crohn’s disease, rheumatoid arthritis, psoriatic arthritis and ankylosing spondylitis. Annual worldwide sales for Humira totaled $9.5 billion in 2012.

We believe that vercirnon offers three distinct potential advantages as compared to currently used biologic therapies such as Remicade and Humira. First, unlike Remicade and Humira which are given by infusion or injection, vercirnon would be administered orally as a capsule or a tablet. We expect that oral administration of vercirnon will have a positive effect on patient compliance. Second, given that vercirnon is a small molecule which can be synthesized using standard chemistry processes, the molecule will be cheaper to manufacture than biologic agents which require complex and expensive cell based systems to produce a given biologic agent. The lower cost of goods for vercirnon could result in a more favorable pricing structure which, in turn, could lead to pharmaco-economic benefits for patients and healthcare providers. Third, vercirnon’s mode of action may not lead to the broad suppression of the patient’s immune system which is often seen with TNF-a inhibitors.

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

CCX354 is our lead CCR1 antagonist candidate in RA. Current treatment options for RA consist of corticosteroids such as prednisone, immunosuppressants such as methotrexate (Rheumatrex and Trexall), azathioprine (such as Imuran), sulfasalazine (Azulfidine), hydroxychloroquine (Plaquenil) and 6-mercaptopurine (Purinethol), leflunomide (Arava), biologic agents including TNF-a inhibitors (etanercept (Enbrel), infliximab (Remicade), adalimumab (Humira), certolizumab (Cimzia), and golimumab (Simponi)), anakinra (Kineret), rituximab (Rituxan), abatacept (Orencia), and tocilizumab (Actemra), and a JAK inhibitor, tofacitinib (Xeljanz). There are also several novel, oral kinase inhibitors in Phase III development for RA including AstraZeneca / Rigel’s fostamatinib.

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

Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include AbbVie, Amgen, AstraZeneca, Biogen Idec, Bayer, Bristol-Myers Squibb, Elan, GSK, Johnson & Johnson, Merck, Merck Serono, Takeda, Novartis, Pfizer, Sanofi and Teva. Many or all of these established competitors are also heavily involved in research and drug development regarding various chemokine receptors. Pharmaceutical and biotechnology companies which are known to be involved in chemokine research and related drug development include Pfizer, GSK, Bristol-Myers Squibb, Merck, AstraZeneca, Boehringer-Ingelheim, Takeda, Sanofi, Incyte, and UCB Pharma among others. These companies and others also compete with us in recruiting and retaining qualified scientific and management personnel, and in acquiring technologies complementary to, or necessary for, our programs.

Manufacturing

Our current drug candidates are manufactured using common chemical engineering and synthetic processes from readily available raw materials. Following GSK’s exercise of its options for the further development of vercirnon and CCX354, it assumed sole manufacturing responsibility for these drug candidates and each of their two respective designated back-up compounds. We rely on contract manufacturing organizations to produce our other drug candidates in accordance with the FDA’s current good manufacturing practices, or cGMP, regulations for use in our clinical trials. However, we currently rely on a single source supplier for our requirements of the API of each of these other drug candidates. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. We expect to rely on contract manufacturers for the manufacture of clinical and commercial supplies of our compounds other than those drug candidates for which GSK has exercised its option.

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

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act and the FDA’s implementing regulations. If we fail to comply with applicable FDA or other requirements at any time during the drug development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•

completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies all performed in accordance with the FDA’s current good laboratory practices, or cGLP, regulations;

•	submission to the FDA of an investigational new drug, or IND, application which must become effective before human clinical trials in the United States may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;

•	submission to the FDA of a new drug application, or NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

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

All clinical research performed in the United States in support of an NDA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to FDA in support of an NDA so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial. We conducted our PROTECT-1 clinical trial solely at foreign clinical research sites, and we did not have authorization from the FDA under an IND to conduct that clinical trial in the United States. We designed the clinical trial to comply with FDA regulatory requirements for the use of foreign clinical data in support of an NDA, and the data were submitted from the PROTECT-1 clinical trial in support of future U.S. marketing application for vercirnon. We are pursuing a similar development strategy for CCX140 for which we are currently conducting two Phase II clinical trials in patients with diabetic nephropathy in certain European countries. These clinical trials are also designed to comply with FDA regulatory requirements so that the data from these trials can be used to support a regulatory filing in the United States. We plan to include the United States and Europe in our later-stage clinical development program for CCX140 and for other drug candidates we develop independently prior to filing for an NDA with the FDA and the EMA.

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

Once an NDA has been accepted for filing, by law the FDA has 180 days for a priority review to examine the application and respond to the applicant. However, the review process is often significantly extended by FDA requests for additional information or clarification. Under the Prescription Drug User Fee Act, the FDA has a goal of responding to NDAs within ten months of the filing date for standard review, but this timeframe is also often extended. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable statutory and regulatory criteria are not satisfied, or it may require additional clinical data or an additional Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret data. Once the FDA approves an NDA, or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the drug reaches the market. Where a withdrawal may not be appropriate, the FDA still may seize existing inventory of such drug or require a recall of any drug already on the market. In addition, the FDA may require testing, including Phase IV clinical trials and surveillance programs to monitor the effect of approved drugs which have been commercialized. The FDA has the authority to prevent or limit further marketing of a drug based on the results of these post-marketing programs.

A sponsor may also seek approval of its drug candidates under programs designed to accelerate FDA’s review and approval of NDAs. For instance, a sponsor may seek FDA designation of a drug candidate as a “fast track product.” Fast track products are those products intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for such disease or condition. If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. In some cases, a fast track product may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Approvals of this kind typically include requirements for appropriate post-approval Phase IV clinical trials to validate the surrogate endpoint or otherwise confirm the effect of the clinical endpoint. In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established a new category of drugs referred to as “breakthrough therapies” that may be subject to accelerated approval. A sponsor may seek FDA designation of a drug candidate as a “breakthrough therapy” if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. FDA is required to issue guidance to implement this provision and, if deemed necessary, is required to amend its regulations by 2014. Drug candidates may also be eligible for “priority review,” or review within a six month timeframe from the date a complete NDA is accepted for filing, if a sponsor shows that its drug candidate provides a significant improvement compared to marketed drugs. When appropriate, we intend to seek fast track designation and/or accelerated approval for our drugs. We cannot predict whether any of our drug candidates will obtain a fast track and/or accelerated approval designation, or the ultimate impact, if any, of the fast track or the accelerated approval process on the timing or likelihood of FDA approval of any of our proposed drugs.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. In the event that the Joint Select Committee is unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, or Congress does not act on the committee’s recommendation, without amendment, by December 23, 2011, an automatic reduction is triggered. These automatic cuts would be made to several government programs and, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The full impact on our business of the Affordable Care Act and other new laws is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our drugs once commercialized.

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

Employees

As of December 31, 2012, we had 61 full-time employees, 29 of whom hold Ph.D.s, M.D.s or both. Of our total workforce, 50 employees are engaged in research and development, and 11 employees are engaged in business development, finance, legal, human resources, facilities, information technology administration and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Research and Development

We invested $34.6 million, $28.4 million and $33.5 million in research and development in the years 2012, 2011 and 2010, respectively.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2012, 2011 and 2010 was $39.9 million, $4.6 million and $3.1 million, respectively. As of December 31, 2012, we had an accumulated deficit of $134.2 million. We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to increase in the near term as we continue to conduct clinical trials for CCX140, CCX168, CCX872 and CCX507 and conduct research and development of our other drug candidates. Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, has assumed all funding obligations for the further clinical development and commercialization of vercirnon and CCX354. If GSK exercises its option for further development and commercialization of CCX168, our remaining drug candidate subject to the agreement, it will assume all funding obligations with respect to further clinical development of such drug candidate, but if it does not exercise such option, we will be responsible for such funding obligations. All of our products are in development and none has been approved for sale. To date, we have derived all of our revenues from up-front fees and milestone payments, other payments pursuant to our collaboration agreements and government grants and contracts for research and development. We do not anticipate that we will generate revenue from the sale of our products for the foreseeable future. In addition, if approved, we expect to incur significant costs to commercialize our drug candidates and our drugs may never gain market acceptance. If our drug candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

The commercial success of vercirnon depends, in large part, on the development and marketing efforts of GSK, and if GSK is unable to perform in accordance with the terms of our agreement, or is unable to obtain the required regulatory approvals for vercirnon, our potential to generate future revenue from this drug candidate would be significantly reduced and our business would be materially and adversely harmed.

Since inception, we have invested a significant portion of our time and financial resources in the development of our most advanced drug candidate, vercirnon. We currently have five other drug candidates in clinical trials, but we anticipate that our ability to generate significant product revenues in the near term will depend primarily on the successful development, regulatory approval, marketing and commercialization of vercirnon by us or by GSK, which is subject to significant uncertainty. In particular, we rely on GSK to fund and conduct the current pivotal Phase III trials with respect to vercirnon. Any of the following events or factors could have a material adverse effect on our ability to generate revenue from the commercialization of vercirnon:

•	GSK may be unable to successfully complete the clinical development of vercirnon;

•	GSK must comply with additional requests and recommendations from the FDA, including additional clinical trials;

•	GSK may not obtain all necessary approvals from the FDA and similar foreign regulatory agencies;

•	GSK may not commit sufficient resources to the development, regulatory approval, marketing and distribution of vercirnon;

•	Vercirnon must be manufactured in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand;

•	Vercirnon may not achieve market acceptance by physicians, patients and third party payors;

•	Vercirnon may not compete successfully against alternative products and therapies; and

•	We, GSK or any other pharmaceutical organization may independently develop products that compete with vercirnon.

In order to obtain approval from the FDA of a new drug application, or NDA, for vercirnon, GSK will need to demonstrate through evidence from adequate and well-controlled clinical trials that vercirnon is safe and effective for each proposed indication. However, vercirnon may not be approved even though it achieved its specified endpoints in the current and/or future pivotal Phase III clinical trials intended to support an NDA which may be conducted by GSK. The FDA may disagree with the trial design and the interpretation of data from clinical trials, may ask GSK to conduct additional costly and time consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve vercirnon for fewer or more limited indications than GSK may request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of vercirnon.

If GSK or any of our future collaboration partners does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval, and commercialization efforts related to vercirnon could be delayed or terminated. It may be necessary for us to assume the responsibility at our own expense for the development of vercirnon. In that event, we would likely be required to limit the size and scope of one or more of our programs or increase our expenditures and seek additional funding and our potential to generate future revenue from vercirnon would be significantly reduced and our business would be materially and adversely harmed.

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

In August 2006, we entered into our strategic alliance with GSK. Under the terms of our agreement, we are responsible for the discovery and development of small molecule antagonists targeting four defined chemokine and chemo-attractant receptor targets (CCR9, CCR1, C5aR and ChemR23) and taking them through clinical proof-of-concept, or to such other success criteria as are established by the JSC. If we demonstrate the satisfaction of the applicable success criteria, GSK is entitled to options to exclusively license drug candidates that are subject to the collaboration and two defined back-up compounds for each drug candidate for further development and commercialization on a worldwide basis.

In December 2009, GSK exercised its option under the agreement to obtain an exclusive license for the further development and commercialization of vercirnon, our CCR9 drug candidate, and two identified back-up compounds (CCX025 and CCX807). As a result of GSK’s exercise of this option, we are entitled to receive (x) up to $82.0 million, in the aggregate, consisting of (1) a non-refundable option exercise fee of $35.0 million and (2) up to $47.0 million in the aggregate for the filing of an NDA in the United States and comparable filings in other territories, (y) up to $75.0 million in the aggregate for the regulatory approval of products for commercial sale in the United States and other territories and (z) up to $250.0 million in sales milestones. In January 2010, after GSK obtained Hart-Scott-Rodino clearance for its option exercise, it paid us the option exercise fee of $35.0 million and assumed sole responsibility for the further development and commercialization of vercirnon and its two designated back-up compounds, at its expense, subject to our specified co-development and commercial participation rights.

In November 2011, GSK exercised its option under the agreement to obtain an exclusive license for the further development and commercialization of CCX354, our CCR1 drug candidate, and two identified back-up compounds (CCX721 and CCX956). As a result of GSK’s exercise of this option, we are entitled to receive (x) up to $72.0 million, in the aggregate, consisting of (1) a non-refundable option exercise fee of $25.0 million and (2) up to $47.0 million in the aggregate for the filing of an NDA in the United States and comparable filings in other territories, (y) up to $75.0 million in the aggregate for the regulatory approval of products for commercial sale in the United States and other territories and (z) up to $125.0 million in sales milestones. In December 2011, GSK paid us the option exercise fee of $25.0 million and assumed sole responsibility for the further development and commercialization of CCX354 and its two designated back-up compounds, at its expense. There is no assurance that GSK will be successful in its further development and commercialization of CCX354 or that the relevant regulatory filing or approval or sales milestones can be achieved such that we will receive the related milestone payments.

In February 2012, we and GSK determined not to further advance the development of CCX832 (ChemR23) or its two designated back-up compounds. Thus, GSK’s only remaining option is to CCX168 (C5aR) and its associated back-up compounds (CCX1378 and CCX1641).

If GSK elects to exercise its option to CCX168, we would be entitled to receive, as with CCX354, (x) up to $72.0 million, in the aggregate, consisting of (1) an option exercise fee of $25.0 million and (2) up to $47.0 million in the aggregate for the filing of an NDA in the United States and comparable filings in other territories, (y) up to $75.0 million in the aggregate for the regulatory approval of products for commercial sale in the United States and other territories and (z) up to $125.0 million in sales milestones. We cannot assure you that we will be able to satisfy the success criteria established by the JSC under this strategic alliance with respect to CCX168 or that the relevant regulatory filing or approval milestones can be achieved for any our programs so that we will receive the related option exercise fees and milestone payments. In addition, even if CCX168 results does satisfy the agreed upon success criteria, GSK is under no obligation to exercise its remaining option with respect to CCX168 and we cannot assure you that GSK will exercise such option, or that GSK will obtain Hart-Scott-Rodino clearance with respect to such option, to the extent that such approval is required.

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

If GSK does not exercise its option with respect to CCX168, terminates its rights with respect to a licensed product, or terminates the agreement:

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

Our drug candidates are in the early stages of drug discovery or clinical trials and are prone to the risks of failure inherent in drug development. As of the date of this Annual Report on Form 10-K, only six of our current drug candidates, vercirnon, CCX140, CCX354, CCX168, CCX872 and CCX507 have been tested in human beings. We will need to conduct significant additional preclinical studies and clinical trials before we can demonstrate that any of our drug candidates is safe and effective to the satisfaction of the FDA and other regulatory authorities. Preclinical studies and clinical trials are expensive and uncertain processes that take years to complete. For example, we incurred significant expenses related to the IND filing and the completed single ascending dose Phase I clinical trial for CCX915, our first generation CCR2 drug candidate, which did not advance into Phase II clinical trials because its pharmacokinetic properties in humans did not meet our expectations. Failure can occur at any stage of the process, and we cannot assure you that any of our drug candidates will result in commercially successful products.

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

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to regulatory agencies and ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our drug candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a drug candidate.

If we are required to suspend or discontinue clinical trials due to side effects or other safety risks, or if we are required to conduct studies on the long-term effects associated with the use of our drug candidates, our efforts to commercialize our products could be delayed or halted.

Our clinical trials may be suspended or terminated at any time for a number of safety-related reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that our drug candidates present an unacceptable safety risk to the clinical trial patients. In addition, IRBs or regulatory agencies may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. Administering any drug candidate to humans may produce undesirable side effects. The existence of undesirable side effects resulting from our drug candidates could cause us or regulatory authorities, such as the FDA, to interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory agencies denying further development or approval of our drug candidates for any or all targeted indications. This, in turn, could affect whether GSK exercises its remaining option with respect to CCX168 under our strategic alliance and could prevent us from commercializing our drug candidates.

Further, chemokine receptors and chemo-attractant receptors are a novel class of targets. As a result, we may experience unforeseen adverse side effects with our existing and future drug candidates, including vercirnon and CCX140. As of the date of this Annual Report on Form 10-K, six of our current drug candidates have been tested in human beings. Although we have not observed significant harmful side effects in prior studies of vercirnon, CCX140 or our other drug candidates, later trials could reveal such side effects. The pharmacokinetic profile of preclinical studies may not be indicative of results in any clinical trial. For example, prior to commencing our preclinical studies of our CCX140 drug candidate, we studied another drug candidate that targeted CCR2, which we abandoned after pharmacokinetic results were not as favorable in humans as in earlier preclinical animal studies. We have not conducted studies on the long-term effects associated with the use of our drug candidates. Studies of these long-term effects may be required for regulatory approval and would delay our introduction of vercirnon, CCX140 or our other drug candidates into the market. These studies could also be required at any time after regulatory approval of any of our drug candidates. Absence of long-term data may also limit the approved uses of our products, if any, to short-term use. Some or all of our drug candidates may prove to be unsafe for human use.

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

We currently do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as clinical research organizations, or CROs, to conduct clinical trials on our drug candidates. The third parties with which we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. In particular, we rely on GSK to fund and conduct the current pivotal Phase III trials with respect to vercirnon. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as current good clinical practices, or cGCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

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

As of December 31, 2012, we had approximately $119.0 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals;

•	the continuation and success of our strategic alliance with GSK and future collaboration partners;

•	the exercise of the remaining option with respect to CCX168 under the GSK agreement;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;

•	our ability to enter into additional collaboration, licensing, government or other arrangements and the terms and timing of such arrangements;

•	potential acquisition or in-licensing of other products or technologies; and

•	the emergence of competing technologies or other adverse market developments.

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

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our independent programs that we believe will complement or augment our existing business. For example, we plan to find a partner for co-development and commercialization of CCX140 outside North America upon completion of clinical development of CCX140 for the treatment of patients with diabetic nephropathy. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

Key elements of our proprietary suite of drug discovery technologies, known as EnabaLink, including our RAM screening technology, are new approaches to the discovery and development of new drug candidates and may not result in the discovery of any small molecule compounds of commercial value.

We must continue to identify and develop compounds that target the chemokine network and expand our portfolio of drug candidates. Research programs to identify new disease targets and drug candidates require substantial technical, financial and human resources. We have limited resources to study the more than 50 known chemokine ligands, as described in a February 2006 article in the New England Journal of Medicine , and approximately 25 identified chemokine receptors. EnabaLink represents a new approach to the development of new drug candidates (see “Item 1. Business—Our Proprietary Drug Discovery Platform, EnabaLink”) and we cannot assure you that EnabaLink will result in the discovery of new drug candidates. EnabaLink has only resulted in a limited number of clinical and preclinical stage programs to date, and we may not identify any therapeutic small molecule compounds of commercial value using EnabaLink or other commercially available drug discovery technologies.

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

We rely on third party contract manufacturing organizations to manufacture and supply our drug candidates for us, other than vercirnon and CCX354 for which GSK has manufacturing responsibility. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers. We may also face delays in the development and commercialization of our drug candidates.

Following GSK’s exercise of its options for the further development of vercirnon and CCX354, it assumed sole manufacturing responsibility for those drug candidates and each of their two respective back-up compounds and we are no longer involved in their manufacture. We currently have limited experience in, and we do not own facilities for, manufacturing our other drug candidates. We rely upon third party contract manufacturing organizations to manufacture and supply larger quantities of these other drug candidates. The manufacture of pharmaceutical products in compliance with current good manufacturing practices, or cGMP, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the drug candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA cGMP requirements, other federal and state regulatory requirements, and foreign regulations. Raw materials for the synthesis of our API are sourced globally. If the manufacturers of our raw materials and pharmaceutical products were to encounter any difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study drugs in our preclinical studies and clinical trials would be jeopardized. Any delay or interruption in the supply of preclinical study or clinical trial materials could delay the completion of our preclinical studies and clinical trials, increase the costs associated with maintaining our preclinical study and clinical trial programs and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the studies and trials completely.

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

We currently rely on a single source supplier for API for each of our drug candidates, other than vercirnon and CCX354 for which the responsibility for supplying the API and drug product has been assumed by GSK. IRIX Pharmaceuticals, Inc., currently manufactures the API for CCX140 and CCX168 for our Phase II clinical trials and CCX507 for our Phase I clinical trial. Cambridge Major Laboratories has been contracted to manufacture CCX140 API for our Phase III clinical trials. Carbogen Amcis produces the API for CCX872. Our current agreements with our suppliers do not provide for the entire supply of the API necessary for additional clinical trials or for full-scale commercialization. We have agreements with the University of Iowa Pharmaceuticals to manufacture the drug product for CCX140 for our Phase II clinical trials and GSK to manufacture the drug product for CCX168. Patheon has been contracted to manufacture CCX140 drug product for our Phase III clinical trials. In the event that we and our suppliers cannot agree to the terms and conditions for them to provide some or all of our API clinical and commercial supply needs, or if any single source supplier terminates the agreement in response to a breach by us, we would not be able to manufacture the API on a commercial scale until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, drug candidates.

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

We currently have no sales, marketing or distribution capabilities or experience. If our products are approved for sale, we intend to rely on GSK to assist us in the marketing and distribution of our products for which GSK has exercised an option under our agreement, but there can be no assurance it will elect to market and distribute our products or that it will not terminate our collaboration arrangement. If GSK does not exercise its remaining option with respect to CCX168, we may need to enter into distribution or co-marketing arrangements with other third parties. To the extent we rely on third parties for marketing and distributing our approved products, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control and our product revenue is likely to be lower than if we directly marketed or sold our products. GSK or other future collaborators may fail to develop or effectively commercialize our drug candidates because they cannot obtain necessary regulatory approvals, development or commercialization is not commercially reasonable, they elect to pursue competitive products outside of the collaboration; or for other reasons. If we are unable to enter into arrangements with third parties to commercialize the approved products on acceptable terms or at all, we may not be able to successfully commercialize our future products or we will have to market these products ourselves, which will be expensive and require us to build our own sales force, which we do not have experience doing. For example, we plan to retain commercial rights to CCX140 in North America and intend to build a small specialty sales force calling on nephrologists in North America. In addition, under our collaboration agreement with GSK, we have co-promotion rights with respect to certain drugs, but we do not have experience managing a sales force, selling drugs or marketing drugs. We cannot assure you we will be successful in any of these initiatives. If we are not successful in commercializing our future products, either on our own or through collaborations with GSK or one or more third parties, or co-promoting drugs with GSK, any future product revenue will be materially adversely affected.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2012, we had 61 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the pharmaceutical, biotechnology and other related markets that are researching and marketing products designed to address IBD, chronic kidney disease, including diabetic nephropathy, rheumatoid arthritis, other autoimmune diseases and inflammatory disorders, and cancer. Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include, for example, AbbVie, Amgen, AstraZeneca, Biogen Idec, Bayer, Elan, GSK, Johnson & Johnson, Merck, Merck Serono, Takeda, Novartis, Pfizer, Sanofi and Teva. Many or all of these established competitors are also involved in research and drug development regarding various chemokine receptors. Pharmaceutical and biotechnology companies which are known to be involved in chemokine research and related drug development include Pfizer, GSK, Bristol-Myers Squibb, Merck, Takeda, Sanofi, Incyte, and UCB Pharma among others.

We are developing small molecule therapeutics that will compete with other drugs and alternative therapies that are currently marketed or are being developed to treat IBD, chronic kidney disease and diabetic nephropathy, rheumatoid arthritis, other autoimmune diseases, metabolic diseases, inflammatory disorders, and cancer. If approved for marketing by the FDA, vercirnon, our lead IBD drug candidate, would compete against existing IBD treatments such as Remicade, Humira, and other TNF-a inhibitors, Tysabri, and immunomodulatory drugs and corticosteroids and potentially against other novel IBD drug candidates that are currently in development. Similarly, other future drug candidates we are pursuing would compete against numerous existing and established drugs and potentially against other novel drugs and therapies that are currently in development. See “Item 1. Business - Competition.” We also anticipate that we will face increased competition in the future as new companies enter into our target markets and scientific developments surrounding the chemokine system continue to develop.

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

Prior to our initial public offering in February 2012, we were not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the other rules and regulations of the SEC or any securities exchange relating to public companies. We are continuing to work with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, the expenses that will be required in order to continue as a public company could be material. Compliance with the various reporting and other requirements applicable to public companies also require considerable time and attention of management. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

In addition, being a public company may make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

We are required to maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002 or we may be subject to sanctions by regulatory authorities.

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and beginning with this Annual Report on Form 10-K provide a management report on the internal control over financial reporting. We have performed the system and process evaluation and testing required to comply with the management certification. Once we are no longer an emerging growth company as defined in the JOBS Act, we will also need to comply with auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. If we do not properly implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, or SEC, or The NASDAQ Stock Market

LLC, or NASDAQ. Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. If we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price.

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

We are exposed to risks associated with reduced profitability and the potential financial instability of our collaboration partners or customers, many of which may be adversely affected by volatile conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, our collaboration partners or customers may experience reductions in revenues, profitability and/or cash flow that could lead them to reduce their support of our programs or financing activities. If collaboration partners or customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. This, in turn, could adversely affect our financial condition and liquidity. In addition, if economic challenges in the United States result in widespread and prolonged unemployment, either regionally or on a national basis, prior to the effectiveness of certain provisions of the Affordable Care Act, a substantial number of people may become uninsured or underinsured. To the extent economic challenges result in fewer individuals pursuing or being able to afford our products once commercialized, our business, results of operations, financial condition and cash flows could be adversely affected.

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

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income and taxes may be limited. We previously determined that we had ownership changes that occurred in July 1999 and June 2004, which limit our ability to use our then existing tax attributes. Future changes in our stock ownership, many of the causes of which are outside our control, could result in additional ownership changes. Any such ownership changes could further limit our ability to use net operating loss carryforwards and other pre-change tax attributes.

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

Risks Related to Intellectual Property

We may have to license rights from Millennium Pharmaceuticals, Inc. or engage in patent litigation in order to secure the rights necessary to commercialize vercirnon. Patent litigation could absorb significant management time and financial resources, and, if we do not prevail, could have a material adverse effect on our ability to derive revenues from our agreement with GSK.

Millennium Pharmaceuticals, Inc., or Millennium, has obtained certain U.S. patents which include claims to small molecules that modulate CCR9, compositions thereof, and methods of using them to treat conditions such as IBD. We became aware of Millennium’s CCR9-related patent applications during our own routine patent and patent literature review. Millennium, which was acquired by Takeda Pharmaceutical Company Limited, or Takeda, in May 2008 and is currently a wholly owned subsidiary of Takeda, may contend that the claims of these patents cover our patented vercirnon drug candidate. We believe that our activities related to vercirnon are currently exempt from patent infringement liability because these activities are strictly limited to obtaining information for regulatory approval. However, if and when our vercirnon related activities extend beyond those related to seeking regulatory approval, such as, for example, if and when we commercialize vercirnon, Millennium might then commence an infringement action against us based on these patents and/or other related patents that it may be granted in the future. If Millennium elects to sue us, we believe that we may have viable defenses to any such infringement suit. However, we cannot assure you that the relevant court would find in our favor with respect to such defenses. Intellectual property litigation and patent litigation in particular, is expensive, complex and lengthy and its outcome is difficult to predict. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our strategic partners from using, selling, offering to sell or importing out current or future drug candidates or could enter an order mandating that we undertake certain remedial activities. During 2005, we did engage in preliminary discussions with Millennium regarding potentially collaborating with respect to CCR9, given that both we and Millennium have patents relating to CCR9. However, these discussions were general in nature and did not progress beyond the preliminary stage. Other than these preliminary discussions, we have not had any conversations or contacts with Millennium relating to CCR9. In addition, in April 2012, an opposition was filed with the European Patent Office by Millennium with respect to one of our patents relating to broad genus claims describing small molecules that target CCR9, the scope of which also relates to vercirnon. The opposition filed by Millennium alleges that the subject matter of such patent is not novel; such patent does not involve an inventive step; such patent does not sufficiently disclose the invention and the subject matter of such patent extends beyond the content of its patent application. The European Patent Office is currently evaluating our response to the opposition. We disagree with the points alleged in the opposition and will defend our issued European patent in question vigorously. Furthermore, we hold patents in Europe on CCR9 inhibitors including a selection patent on vercirnon that are not subject to the opposition filed. Under our agreement with GSK, GSK has the right, but not the obligation, to defend against third party patent infringement claims for licensed drugs. If GSK elects to defend against any such claims, it has the sole right to direct the defense of such claims and settle such claims at its own cost and expense. If GSK elects not to defend against such claims, we have the right, but not the obligation, to defend against such claims.

We may also be subject to negative publicity due to litigation. Pending or future patent litigation against us or any strategic partners by Millennium or anyone else may force us or any strategic partners to stop or delay developing, manufacturing or selling potential drug candidates that are claimed to infringe a third party’s intellectual property, unless that party grants us or any strategic partners rights to use its intellectual property. If Millennium is able to obtain an injunction and neither we nor our strategic partners are able to obtain a license, both we and our strategic partners would be precluded from the manufacture and sale of vercirnon. U.S. patents are entitled to a presumption of validity and the burden of proving invalidity would be heavily weighted against us. Specifically, we would be required to show by clear and convincing evidence that Millennium’s patents are invalid. Such decisions on patent validity often favor the patent owner because of the presumption of validity. If we or our strategic partners are unable to show that Millennium’s patent is invalid and neither we nor our strategic partners are able to obtain a license from Millennium for the use of their intellectual property at all or on commercially acceptable terms, this would preclude both us and our strategic partners from the manufacture and sale of vercirnon or related candidate compounds found to be covered by Millennium’s patent claims. If we are able to obtain a license from Millennium, we will be solely responsible for all fees required to be paid to Millennium in connection with such license and GSK will bear no responsibility for such license fees. See “Item 1. Business - Intellectual Property.”

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

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for our technologies, intellectual property and drug candidates in the United States and other countries. Our patent estate, on a worldwide basis, includes approximately 490 issued or allowed patents and approximately 255 pending patent applications, with claims relating to all of our current clinical stage drug candidates. With respect to our lead drug candidates in the CCR1, CCR2 and CCR9 programs, we have approximately 280 issued or allowed patents worldwide relating to their chemical composition or use thereof. There are also patent applications pending for our other clinical stage compounds in the C5aR, CXCR7 and CCR4 programs. We have approximately 70 issued patents relating to other small molecule compounds and approximately 90 issued patents relating to our novel biological discoveries. We also have approximately 50 issued patents relating to our proprietary screening and drug development technologies. We cannot assure you that any of our patent applications will result in issued patents. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, or USPTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, President Obama signed the America Invents Act which codifies several significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent’ to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions, and creating a post-grant opposition process to challenge patents after they have issued. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address any of these provisions, and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed.

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

Some of our existing drug candidates, including CCX140, and some of our research and development work were funded, at least in part, by the U.S. government and are therefore subject to certain federal regulations. For example, some of our research and development work on vaccine adjuvants and immunomodulation for biothreat applications was funded by government research grants. In addition, as noted on several of our patents including U.S. Patent Nos. 7,884,110; 7,622,583; 7,776,877; 8,198,309 and 8.093,247, inventions covering various CCR9 and CCR2 antagonists were supported at least in part by NIH funding (U19-AI056690-01). Under the “march-in” provisions of the Bayh-Dole Act, the government may have the right under limited circumstances to require us to grant exclusive, partially exclusive or non-exclusive rights to third parties for intellectual property discovered through the government funded program. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the new invention or because action is necessary to alleviate health or safety needs of the public. Intellectual property discovered under the government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. Such intellectual property is also subject to a preference for U.S. industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. We plan to apply for additional U.S. government funding, and it is possible that we may discover compounds or drug candidates as a result of such funding. Intellectual property under such discoveries would be subject to the applicable provisions of the Bayh-Dole Act.

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

Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we or our collaboration partners receive for our drug candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. The FDA also has authority to require a risk evaluation and mitigation strategy, or REMS, as part of an NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria or requiring treated patients to enroll in a registry. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our drug candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for any of our product candidates, physicians may nevertheless prescribe our products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines.

In addition, manufacturers of our drug products are required to comply with cGMP, regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including imposition of a REMS or requesting recall or withdrawal of the product from the market or suspension of manufacturing. If we, our drug candidates or the manufacturing facilities for our drug candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including:

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

The regulatory requirements and policies may change and additional government regulations may be enacted for which we may also be required to comply. For example, the Food and Drug Administration Safety and Innovation Act of 2012 requires the FDA to issue new guidance on permissible forms of internet and social media promotion of regulated medical products, and the FDA may soon specify new restrictions on this form of product promotion. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we are not able to maintain regulatory compliance, we will not be permitted to market our future products and our business will suffer.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. At this time, it remains uncertain how the sequestrations provisions will be addressed.

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

Further, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Governmental Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the recall and withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products or require safety surveillance and/or patient education. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials and the drug approval process. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate or suspend clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

Heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs resulted in the enactment of legislation addressing drug safety issues, the FDA Amendments Act of 2007, or FDAAA. This legislation provided the FDA with expanded authority over drug products after approval, including the authority to impose the requirement for a REMS to assure the safe use of the drug, either as a condition for product approval or after a product is approved on the basis of new safety information. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates, if approved. The FDA’s exercise of this authority under FDAAA has resulted in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, and increased costs to assure compliance with new post-approval regulatory requirements. Given the serious public health risks of high profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, preapproval of promotional materials and restrictions on direct-to-consumer advertising.

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

Further, there has been a recent trend in the increase of federal and state laws and regulations regarding consulting arrangements with physicians. The Affordable Care Act imposes new requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members during each calendar year beginning in 2013, subject to federal implementation and enforcement policies. In addition, some states, such as California, Massachusetts and Vermont, mandate that we comply with a state code of conduct, adopt a company code of conduct under state criteria, disclose marketing payments made to physicians, and/or report compliance information to the state authorities. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and reporting requirements increases the possibility that a pharmaceutical company may run afoul of one or more of the requirements.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the exclusion from participation in U.S. federal or state health care programs and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Risks Related to the Securities Markets and an Investment in Our Stock

There may not be a viable market for our common stock or the price of our common stock may be volatile, and stockholders may not be able to sell their shares at prices that are attractive to them.

There was no public market for our common stock prior to our initial public offering in February 2012, the trading volume of our common stock on the NASDAQ Global Select Market has been limited and there can be no assurance that an active and liquid trading market for our common stock will be sustained. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market on the NASDAQ Global Select Market or otherwise or how liquid that market might become. If an active public market does not develop or is not sustained, it may be difficult for stockholders to sell their shares of common stock at prices that are attractive to them, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products, product candidates or technologies by using our shares of common stock as consideration. Stockholders may also be unable to sell their shares of common stock at prices that are attractive to them due to fluctuations in the market price of our common stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•

results from, and any delays in, clinical trial programs relating to our drug candidates, including the ongoing and planned clinical trials for vercirnon, CCX140, CCX354, CCX168 and other drug candidates;

•	announcements of regulatory approvals or disapprovals of our drug candidates, including vercirnon and CCX140, or delays in any regulatory agency review or approval processes;

•	failure or discontinuation of any of our research programs;

•	announcements relating to future collaborations or our existing collaboration with GSK;

•	general economic conditions in the United States and abroad;

•	acquisitions and sales of new products, technologies or business;

•	delays in the commercialization of any of our drug candidates;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	the issuance of new or changed securities analysts’ reports or recommendations regarding us, our competitors or our industry in general;

•	actual and anticipated fluctuations in our quarterly operating results;

•	disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	manufacturing issues related to our drug candidates for clinical trials or future products for commercialization;

•	market acceptance of our future products;

•	deviations in our operating results from the estimates of analysts, or other analyst comments;

•	third party payor coverage and reimbursement policies;

•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	product liability claims or other litigation or public concern about the safety of our drug candidates or future drugs;

•	our ability to obtain necessary intellectual property licenses including, if necessary, those relating to vercirnon and other CCR9 drug candidates;

•	the outcome of any future legal actions to which we are party;

•	sales of our common stock by our officers, directors or significant stockholders;

•	additions or departures of key personnel; and

•	external factors, including natural disasters and other crises.

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

Our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 63% of our outstanding common stock. Accordingly, these stockholders, acting as a group, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. If our stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2012, we had 36,354,547 shares of common stock outstanding. Approximately 17,946,897 of these shares, and an additional approximately 301,672 shares of common stock issuable upon exercise of our outstanding warrants, including warrants to purchase up to 150,000 shares of our common stock that we issued to Techne Corporation, or Techne, in connection with our initial public offering are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, with respect to shares held by directors, executive officers and other affiliates. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain holders of shares of our common stock, warrants to purchase our capital stock and the shares of common stock issuable upon exercise of those warrants are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. In addition, certain of our directors and executive officers have established, programmed selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our common stock. Any sales of securities by these stockholders, or the perception that those sales may occur, including the entry into such programmed selling plans, could have a material adverse effect on the trading price of our common stock.

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

Our named executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $4.1 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $2.0 million (as of December 31, 2012) in the event of a termination of employment in connection with a change of control of us. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. As of December 31, 2012, we had research coverage by only four securities analysts. In the event one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Mountain View, California, where we lease 35,755 square feet of office and laboratory space. In April 2004, we entered into a ten-year lease agreement for that facility. In August 2012, we entered into an amendment to the lease agreement for the same facility to extend the term of the lease through April 2019.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Global Select Market since February 8, 2012 under the symbol “CCXI.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock on the NASDAQ Global Select Market for the quarterly periods indicated. As a result, we have not set forth quarterly information with respect to the high and low prices for our common stock for the two most recent fiscal years.

	Sales Price of Common Shares
	High	Low
Fiscal 2012
First Quarter (beginning February 8, 2012)	$12.77	$9.87
Second Quarter	17.73	10.50
Third Quarter	16.95	9.19
Fourth Quarter	12.95	9.91

Holders of Common Stock

As of March 7, 2013, there were approximately 65 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2012(1).

Plan Category	Shares Issuable Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance
Equity compensation plans approved by security holders: (2)	5,292,738	$7.38	1,567,902
Equity compensation plans not approved by security holders:	—	—	—

Total	5,292,738	$7.38	1,567,902

(1)	In January 2012, we effected a one-for-two reverse split of our common stock. All historical common stock and per share information has been changed to reflect the stock split and is referred to in this chart “as adjusted.”
(2)	Consists of our Amended and Restated 1997 Stock Option/Stock Issuance Plan, our Amended and Restated 2002 Equity Incentive Plan and our 2012 Equity Incentive Award Plan.

Performance Graph

The information contained in this Performance Graph section shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of ChemoCentryx, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from February 8, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2012 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

	2/8/12	2/29/12	3/31/12	4/30/12	5/31/12	6/30/12	7/31/12	8/31/12	9/30/12	10/31/12	11/30/12	12/31/12
ChemoCentryx Inc.	100.00	92.73	96.91	156.36	127.45	136.36	131.73	95.45	105.73	102.64	107.73	99.45
NASDAQ Composite	100.00	104.49	108.36	107.38	100.67	105.36	105.86	109.56	110.86	106.36	106.61	106.54
NASDAQ Biotechnology	100.00	101.91	103.71	105.27	101.75	106.65	110.43	113.35	118.10	111.97	117.62	116.97

Recent Sales of Unregistered Securities

The following list sets forth information as to all securities we sold during the year ended December 31, 2012, which were not registered under the Securities Act.

1. We sold an aggregate of 48,271 shares of common stock to employees for cash consideration in the aggregate amount of $154,096 upon the exercise of stock options and stock awards.

2. In December 2012, upon the net exercise of a warrant for the purchase of shares of common stock, we issued 4,197 shares of our common stock to an investor at an exercise price of $5.20 per share.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs (1) above under Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraphs (2) by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

Issuer Repurchases of Equity Securities

None.

Use of Proceeds

On February 8, 2012, our registration statement on Form S-1 (File No. 333-177332), which registered an aggregate amount of up to $73.6 million of our common stock, was declared effective by the SEC for our initial public offering, or IPO, pursuant to which we sold 5,175,000 shares of common stock at an IPO price of $10.00 per share, including the exercise of the underwriters’ over-allotment option. As a result of the IPO, we received gross proceeds of approximately $51.8 million, which resulted in net proceeds to us of approximately $45.0 million, after underwriting expenses of approximately $6.8 million (comprising $3.6 million of underwriting discounts and commissions and $3.2 million in other offering expenses). None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates.

We intend to use the net offering proceeds to advance our independent drug candidates through the clinic and for working capital and general corporate purposes. Through December 31, 2012, the net proceeds have been applied as follows: $12.2 million to further develop CCX140, $5.8 million to advance CCX168 and CCX650, $7.4 million to advance CCX872 and CCX507 into clinical development and $1.9 million to fund other research and drug discovery programs. Pending use of the net proceeds, we intend to invest the net proceeds in short and intermediate-term, interest-bearing obligations, in investment grade securities, or in high credit quality U.S. government agency obligations and commercial paper. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 9, 2012.

Item 6. Selected Financial Data

We derived the consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results. This data should be read together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	(in thousands except share and per share data)
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Revenues:
Collaborative research and development revenue from related party	$5,419	$31,673	$34,861	$49,744	$23,551
Grant revenue	—	—	—	—	536

Total revenues:	5,419	31,673	34,861	49,744	24,087
Operating expenses:
Research and development	34,569	28,359	33,527	27,474	35,056
General and administrative	10,480	7,615	7,292	6,575	9,157

Total operating expenses	45,049	35,974	40,819	34,049	44,213

Income (loss) from operations	(39,630)	(4,301)	(5,958)	15,695	(20,126)
Interest income	533	402	436	297	1,762
Interest expense	(794)	(734)	(81)	(76)	(129)
Other income	—	16	2,434	—	—

Income (loss) before provision for income taxes	(39,891)	(4,617)	(3,169)	15,916	(18,493)
Income tax benefit (expense)	—	—	73	(293)	23

Net income (loss)	$(39,891)	$(4,617)	$(3,096)	$15,623	$(18,470)

Basic net income (loss) per share (1)	$(1.13)	$(1.10)	$(0.76)	$0.56	$(2.26)

Diluted net income (loss) per share (1)	$(1.13)	$(1.10)	$(0.76)	$0.53	$(2.26)

Shares used to compute basic net income (loss) per share	35,406,922	4,210,704	4,081,648	3,961,640	8,174,288

Shares used to compute diluted net income (loss) per share	35,406,922	4,210,704	4,081,648	29,256,423	8,174,288

(1)	See Note 2 within the notes to our audited consolidated financial statements appearing elsewhere in this Annual Reporton Form 10-K for a description of the method used to compute basic and diluted net income (loss) per share.

	As of December 31,
	(in thousands)
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data
Cash, cash equivalents and investments	$118,956	$96,086	$82,836	$65,316	$90,158
Working capital	93,180	81,962	82,712	79,125	76,598
Total assets	122,323	101,551	98,133	103,469	97,924
Non-current equipment financing obligations	379	947	945	7	455
Accumulated deficit	(134,189)	(94,298)	(89,681)	(86,585)	(102,208)
Total stockholders’ equity	110,346	75,997	76,773	77,302	60,960

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

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. We currently have six drug candidates in clinical development. Our drug candidates include:

•

Vercirnon (the FDA United States Adopted Name, or USAN designation; also known as Traficet-EN, CCX282 or GSK1605786) — Our most advanced drug candidate targets the chemokine receptor known as CCR9 and is currently in four pivotal Phase III clinical trials being conducted by our partner GSK for the treatment of patients with moderate-to-severe Crohn’s disease;

•	CCX140 — Our lead independent drug candidate targets the chemokine receptor known as CCR2 and is currently in Phase II clinical trials in patients with diabetic nephropathy, a form of kidney disease;

•

CCX354 (GSK2941266) — An inhibitor of the chemokine receptor known as CCR1, successfully completed a Phase II proof-of-concept clinical trial for the treatment of rheumatoid arthritis, or RA, and was subsequently exclusively licensed to GSK, now solely responsible for further clinical development;

•

CCX168 — Targeting the chemoattractant receptor known as C5aR (which binds the complement fragment C5a), CCX168 is currently in a Phase II clinical trial for the treatment of anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis, and subject to GSK’s option in 2013, if it meets the success criteria established by the JSC;

•	CCX872 — Our independent next generation of orally administered inhibitors targeting CCR2 for expanded indications of renal disease, is currently in Phase I clinical development; and

•	CCX507 — Our de novo wholly-owned next generation CCR9 inhibitor for inflammatory bowel disease and related disorders, is currently in Phase I clinical development.

CCX140, CCX872 and CCX507 are wholly owned and are being developed independently by us, while vercirnon, CCX354 and CCX168 are subject to our collaboration agreement with GSK. In December 2009 and November 2011, GSK exercised its options to obtain exclusive licenses for the further development and commercialization of vercirnon and CCX354, respectively. Upon exercise of these options, GSK assumed sole responsibility for the further development and commercialization of these drug candidates and each of their two respective back-up compounds. We are also advancing several additional independent drug candidates through preclinical development. In addition, our strategy has been to identify next generation compounds related to our drug candidates. All of our drug candidates, including those under our collaboration agreement with GSK, have been internally discovered.

In August 2006, we entered into our strategic alliance with GSK. We have received over $250 million from GSK, of which approximately $82 million was in the form of equity investments, and the balance from up-front and milestone payments, research funding and option exercise fees. Under the terms of our agreement with GSK, we are responsible for the discovery and development of small molecule antagonists targeting four defined chemokine and chemo-attractant receptor targets (CCR9, CCR1, C5aR and ChemR23) and for advancing them through clinical proof-of-concept or to such other success criteria as are established by the JSC. If we demonstrate the satisfaction of the applicable success criteria, GSK is entitled to options to exclusively license drug candidates that are subject to the collaboration and two defined back-up compounds for each drug candidate for further development and commercialization on a worldwide basis. Upon exercising any of its options to drug candidates under the collaboration, GSK is solely responsible for all further clinical development and commercialization expenditures worldwide with respect to that drug candidate and its two designated back-up compounds. In exchange for the rights granted to GSK upon the exercise of its options, we are also entitled to receive regulatory and commercial milestone payments, as earned under the terms of our agreement, and royalties on the net sales of licensed drugs. GSK has already exercised its options to vercirnon (CCR9) and CCX354 (CCR1) and each of their two respective defined back-up compounds and we and GSK determined not to further advance the development of CCX832 (ChemR23) or its two designated back-up compounds. Thus, GSK’s only remaining option is to CCX168 (C5aR) and its associated back-up compounds. If GSK does not exercise its option to CCX168, we will evaluate our alternatives for further development of this drug candidate, which may entail internally developing it or identifying other collaboration partners for its development.

Since commencing our operations in 1997, our efforts have focused on research, development and the advancement of our drug candidates into and through clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of convertible preferred and common stock, contract revenue under our collaborations, government contracts and grants and borrowings under equipment financing arrangements. In February 2012, we completed our initial public offering, or IPO, pursuant to which we received net proceeds of $45.0 million, after underwriting discounts, commissions and offering expenses. We also received gross proceeds of $12.0 million from concurrent private placements of common stock at the IPO price of $10.00 per share. In addition, the outstanding principal amount of $10.0 million and accrued interest under a convertible note we had issued to Techne Corporation, or Techne, one of our principal stockholders, automatically converted into shares of our common stock in connection with our IPO at a conversion price equal to the IPO price. As of December 31, 2012, we had an accumulated deficit of $134.2 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of Food and Drug Administration, or FDA, approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

While our significant accounting policies are described in the Notes to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following critical accounting policies relating to revenue recognition, clinical trial expenses, stock-based compensation and our tax net operating loss carryfowards are most important to understanding and evaluating our reported financial results.

Revenue Recognition

We generate revenue principally from collaborative research and development agreements with pharmaceutical companies. We recognize revenue in accordance with the criteria outlined in the Securities and Exchange Commission’s Topic 13 and Accounting Standards Codification, or ASC, 605-25 and by the Financial Accounting Standards Board, or FASB. Following these accounting pronouncements, revenue is recognized when the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred and risk of loss has passed;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

Any amounts received in advance of performance are recorded as deferred revenue until earned.

Under collaboration agreements, we may receive payments for non-refundable up-front fees, reimbursement for research and development services, milestone payments and royalties. In assessing the appropriate revenue recognition related to a collaboration agreement, we first determine whether an arrangement includes multiple elements, such as the delivery of intellectual property rights and research and development services. Intellectual property rights granted under our existing arrangements were not considered to be separable from the activity of providing research and development services because the intellectual property right does not have stand-alone value separate from the research and development services provided or evidence of fair value does not exist for the undelivered research and development services. Accordingly, we account for our collaboration agreements as a combined unit of accounting. The revenue from up-front payments is recognized on a straight-line basis over the estimated term of the research and development obligations covered under the research and development collaboration agreement. We periodically review the basis for our estimates, and we may change the estimates if circumstances change. These changes can significantly increase or decrease the amount of revenue recognized. As we applied our policy to our collaboration arrangements we made judgments which affected the pattern of revenue recognition. For instance, in our arrangement with GSK, we are obligated to provide research and development services. We are recognizing revenue over the estimated period of our performance of the research and development services, which was estimated to end in March 2014, the expected completion date of the Phase II clinical trial for the last of the drug candidates to be developed under the GSK alliance. In 2010 we increased our estimate for the remaining estimated research and development period under our arrangement with GSK by approximately 1.25 years. This change in estimate was accounted for prospectively and reduced the annualized revenue recognition by approximately $2.0 million per year. In February 2012, we and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds and we revised the estimated period of performance prospectively in 2012 to end by October 2013. This change in estimate was also accounted for prospectively and increased the annualized revenue recognition by approximately $0.9 million per year.

In addition to up-front payments and research and development funding, we may also be entitled to milestone payments that are contingent upon our achieving a predefined objective. We follow the milestone method of recognizing revenue from milestones and milestone payments and milestone payments are recorded as revenue in full upon achievement of the milestone if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and the achievement of the milestone is based on our performance.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period on a straight line basis. The fair value of the stock options is estimated using the Black-Scholes valuation model. We recorded non-cash stock-based compensation expense of $5.0 million, $2.6 million and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, we had $12.5 million and $4.4 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of 2.76 years and 2.36 years, respectively. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

Prior to our IPO, our board of directors, with the assistance of management and independent consultants, performed fair value analyses for the valuation of our common stock. For grants made on dates for which there was no contemporaneous valuation to utilize in setting the exercise price of our common stock, and given the absence of an active market for our common stock prior to our IPO in February 2012, our board of directors determined the fair value of our common stock on the date of grant based on several factors, including:

•	important developments in our operations, most significantly related to the clinical development of our lead drug candidates, vercirnon and CCX140;

•	equity market conditions affecting comparable public companies;

•	the likelihood of achieving a liquidity event for the shares of common stock, such as an initial public offering or an acquisition of us, given prevailing market conditions; and

•	that the grants involved illiquid securities in a private company.

For the options granted subsequent to our February 2012 IPO, the exercise price of stock options is equal to the closing market price of the underlying common stock on the grant date.

Net Operating Loss Carryforwards

As of December 31, 2012, we had net operating loss and research and development tax credit carryforwards for federal income tax purposes of approximately $113.1 million and $5.3 million, respectively. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2019 if not utilized. We also had net operating loss and research and development tax credit carryforwards for state income tax purposes of approximately $111.8 million and $3.7 million, respectively. The state net operating loss carryforwards will expire at various dates beginning in 2016 if not utilized. The state research and development tax credits can be carried forward indefinitely.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of our net operating losses and credits before they can be used. We have recorded a valuation allowance for the full amount of the portion of the deferred tax asset related to our net operating loss and research and development tax credit carryforwards.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the three years ended December 31, 2012, our revenue has been derived primarily from contract revenue, up-front payments and development milestone payments from GSK. Total revenues, as compared to the prior year, were as follows (in thousands):

	Year Ended December 31,
	2012		2011		2010
GSK
Contract revenue	$1,017		$3,045		$4,721
Recognition of up-front payments	4,402		3,628		5,140
Milestones	—		25,000		25,000

Total revenues	$5,419		$31,673		$34,861

Dollar (decrease) increase	$(26,254)		$(3,188)		$(14,883)
Percentage (decrease) increase	(83%	)	(9%	)	(30%	)

The decrease in total revenues from 2011 to 2012 was primarily due to lower milestone revenue in 2012. The decrease in revenues from 2010 to 2011 was primarily due to lower funding of non-clinical support from GSK for CCX168 and the ChemR23 research program in 2011. We recorded additional milestone revenues of $25.0 million for both 2011 and 2010 relating to activities under the GSK agreement. No such milestone revenue was recorded in 2012.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, such as the discovery and development of our understanding of the chemokine system; the discovery and development of novel small molecule therapeutics, such as vercirnon and CCX140; the development of our suite of proprietary drug discovery technologies, known collectively as EnabaLink, which includes our proprietary Reverse Activation of Migration, or RAM, screening technology and preclinical studies and clinical trials of our drug candidates. We expense all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses, as compared to the prior year, were as follows (in thousands):

	Year Ended December 31,
	2012	2011		2010
Research and development expenses	$34,569	$28,359		$33,527
Dollar (decrease) increase	$6,210	$(5,168)		$6,053
Percentage (decrease) increase	22%	(15%	)	22%

The increase in expense from 2011 to 2012 was primarily due to investing in our lead independent program targeting the chemokine receptor known as CCR2, including the advancement of CCX140 in Phase II studies in patients with diabetic nephropathy and CCX872, our second generation CCR2 inhibitor, into Phase I clinical development. In addition, CCX507, our de novo CCR9 drug candidate, entered Phase I clinical development. These increases were partially offset by lower expenses for CCX354 following GSK’s option exercise to obtain a license to the program, for which they are now solely responsible for further clinical development, along with lower expenses for CCX832 following the completion of Phase I clinical development in February 2012. The decrease in expense from 2010 to 2011 was primarily due to lower research and drug discovery expenses following the advancement of two additional drug candidates into the clinical pipeline as well as the completion of our Phase II clinical trial of CCX354 in rheumatoid arthritis in 2011.

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

	Year Ended December 31,
	2012	2011	2010
Development Candidate (Target)
CCX140 (CCR2)	$12,700	$7,726	$7,457
CCX872 (CCR2 2G)	4,005	706	—
CCX507 (CCR9 de novo)	3,421	975	—
CCX650 (CXCR7)	2,761	1,379	1,617
CCX168 (C5aR)	3,145	3,725	4,226
CCX354 (CCR1)	109	3,792	7,489
CCX832 (ChemR23)(1)	158	1,620	2,420
Research and drug discovery	8,270	8,436	10,318

Total research and development	$34,569	$28,359	$33,527

(1)	In February 2012, we and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds.

We expect our research and development expenses to increase as we advance our development programs further and increase the number and size of our clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We or our partners may never succeed in achieving marketing approval for any of our drug candidates. The probability of success for each drug candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. For the remaining product option covered under our strategic alliance with GSK, for which we are eligible to receive milestone payments, we are responsible for development of drug candidates through satisfaction of the success criteria mutually agreed upon by the members of the JSC under this strategic alliance, after which time GSK has an option to an exclusive license on a compound by compound basis. Our strategy includes entering into additional partnerships with third parties for the development and commercialization of some of our independent drug candidates that are not subject to our alliance with GSK.

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

General and administrative expenses

Total general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
General and administrative expenses	$10,480	$7,615	$7,292
Dollar increase (decrease)	$2,865	$323	$717
Percentage increase (decrease)	38%	4%	11%

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

The increase from 2011 to 2012 was primarily related to higher stock-based compensation expense along with higher costs associated with the first year of operating as a publicly held company. The increase from 2010 to 2011 was primarily related to higher professional fees for legal and financial consulting services in connection with intellectual property and business development related activities, respectively.

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

Interest and other income (expense)

Interest income (expense), primarily consists of interest income earned on our marketable securities and interest expense incurred on our equipment financing obligations and our convertible note. Total interest income (expense), net, as compared to prior years was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest income	$533	$402	$436
Interest expense	(794)	(734)	(81)
Other income, net	—	16	2,434

The increase in interest income from 2011 and 2012 was primarily due to higher cash and investment balances attributable to the completion of our February 2012 IPO and concurrent private placements, pursuant to which we received net proceeds of $57.0 million. The increase in interest expense from 2010 to 2011 was due to interest on and the change in fair value of the $10.0 million convertible note issued in September 2011.

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

Income tax benefit (provision)

Total income tax benefit (provision) as compared to prior years was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax benefit (provision)	$—	$—	$73

The Company has incurred losses for Federal and State income taxes and has concluded that it was more likely than not that its deferred tax assets will not be realized. Accordingly, the total deferred tax assets have been fully offset by a valuation allowance.

Liquidity and Capital Resources

As of December 31, 2012, we had approximately $119.0 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for each of the three years ended December 31, 2012, 2011 and 2010 (in thousands).

	Years Ended December 31,
	2012	2011	2010
Cash provided by (used in)
Operating activities	$(32,227)	$3,420	$18,637
Investing activities	(56,904)	13,195	(28,602)
Financing activities	57,436	11,484	945

Operating activities. Net cash used by operating activities was $32.2 million for the year ended December 31, 2012, compared to net cash provided by operating activities of $3.4 million for the same period in 2011. This decrease was primarily due to the receipt by us in 2011 of a $25.0 million milestone payment from GSK in connection with the exercise of its option to obtain an exclusive license for further development and worldwide commercialization of CCX354.

Net cash provided by operating activities was $3.4 million for the year ended December 31, 2011, compared to net cash provided by operating activities of $18.6 million for the same period in 2010. This decrease was primarily due to the receipt by us in 2010 of a $35.0 million milestone payment from GSK in connection with the exercise of its option to obtain an exclusive license for further development and worldwide commercialization of vercirnon.

Investing activities. Net cash used in or provided by investing activities for periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business.

Financing activities. Net cash provided by financing activities was $57.4 million for the year ended December 31, 2012, compared to $11.5 million for the same period in 2011. This increase was primarily due to the completion of our IPO and concurrent private placements in February 2012, pursuant to which we received net proceeds of $57.0 million, after underwriting discounts, commissions and offering expenses.

Net cash provided by financing activities was $11.5 million for the year ended December 31, 2011, compared to $0.9 million for the same period in 2010. This increase was primarily due to $10.0 million in proceeds from the issuance of a convertible note and $1.1 million in proceeds from the issuance of Series B convertible preferred stock in connection with the exercise of an associated warrant.

We believe that our existing cash, cash equivalents and investments as of December 31, 2012 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones under our agreement with GSK;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our drug candidates and potential drug candidates;

•	the number and characteristics of drug candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory approvals;

•	the cost and timing of hiring new employees to support continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the cost and timing of procuring clinical and commercial supplies of our drug candidates;

•	the cost and timing of establishing sales, marketing and distribution capabilities; and

•	the extent to which we acquire or invest in businesses, products or technologies.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2012 (in thousands).

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$5,749	$930	$1,759	$1,809	$1,251
Equipment financing obligations (including interest) (2)	1,064	547	517	—	—

Total contractual obligations	$6,814	$1,477	$2,277	$1,809	$1,251

(1)	We lease our facility in Mountain View, California. The lease expires in 2019.
(2)	In February 2007, we entered into a $2.5 million credit facility with Silicon Valley Bank to finance equipment purchases and other related expenses. In April 2010, we modified this credit facility to increase its limit to $4.0 million until March 31, 2011. As of December 31, 2012 we had drawn $2.2 million under this modified credit facility. The loans under this credit facility are secured by certain of our assets and are being repaid over 48 months. Interest rates are fixed at the time of drawdown, with effective rates ranging from 6.3%-7.0%.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the reports of our independent registered public accounting firm are included in this Annual Report on Form 10-K on pages F-1 through F-28.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2012, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in

Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the design and operation of our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2012.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our Definitive Proxy Statement, or the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2012, under the headings “Election of Director,” “Corporate Governance,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

ChemoCentryx, Inc.

Consolidated Financial Statements

As of December 31, 2012 and 2011

and for each of the three years in the period ended December 31, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ChemoCentryx, Inc.

We have audited the accompanying consolidated balance sheets of ChemoCentryx, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChemoCentryx, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 14, 2013

CHEMOCENTRYX, INC.

Consolidated Balance Sheets

	December 31
	2012	2011
	(In thousands except share data)
Assets
Current assets:
Cash and cash equivalents	$8,460	$40,155
Short-term investments	94,234	49,335
Accounts receivable from related party	1,156	507
Prepaid expenses and other current assets	630	1,322

Total current assets	104,480	91,319
Property and equipment at cost	7,724	7,339
Accumulated depreciation	(6,303)	(5,798)

Property and equipment, net	1,421	1,541
Long-term investments	16,262	6,596
Other assets	160	2,095

Total assets	$122,323	$101,551

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$750	$536
Accrued liabilities	6,267	4,692
Deferred revenue from related party	3,761	3,628
Current portion of equipment financing obligations	522	501

Total current liabilities	11,300	9,357
Noncurrent equipment financing obligations	379	947
Deferred revenue from related party	—	4,535
Convertible note from related party	—	10,472
Other non-current liabilities	298	243

Total liabilities	11,977	25,554
Commitments
Stockholders’ equity:
Preferred stock:
Convertible preferred stock $0.001 par value; no shares and 48,989,914 shares authorized and issuable in Series A to E at December 31, 2012 and 2011, respectively; no shares and 48,664,392 shares issued and outstanding December 31, 2012 and 2011, respectively; aggregate liquidation preference of $0 and $165,096 at December 31, 2012 and 2011, respectively;	—	49
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares and 68,000,000 shares authorized at December 31, 2012 and 2011, respectively; 36,354,547 shares and 4,385,439 shares issued and outstanding at December 31, 2012 and 2011, respectively, net of shares subject to repurchase	36	4
Additional paid-in capital	244,513	170,289
Note receivable	(16)	(16)
Accumulated other comprehensive income (loss)	2	(31)
Accumulated deficit	(134,189)	(94,298)

Total stockholders’ equity	110,346	75,997

Total liabilities and stockholders’ equity	$122,323	$101,551

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Operations

	Year Ended December 31
	2012	2011	2010
	(In thousands, except share and per share data)
Revenues:
Collaborative research and development revenue from related party	$5,419	$31,673	$34,861
Operating expenses:
Research and development	34,569	28,359	33,527
General and administrative	10,480	7,615	7,292

Total operating expenses	45,049	35,974	40,819

Loss from operations	(39,630)	(4,301)	(5,958)
Interest income	533	402	436
Interest expense	(794)	(734)	(81)
Other income	—	16	2,434

Loss before provision for income taxes	(39,891)	(4,617)	(3,169)
Income tax benefit	—	—	73

Net loss	$(39,891)	$(4,617)	$(3,096)

Basic and diluted net loss per common share	$(1.13)	$(1.10)	$(0.76)

Shares used to compute basic and diluted net loss per common share	35,406,922	4,210,704	4,081,648

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Net loss	$(39,891)	$(4,617)	$(3,096)
Unrealized gain (loss) on available-for-sale securities	33	(114)	104

Comprehensive loss	$(39,858)	$(4,731)	$(2,992)

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Note Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balances as of December 31, 2009	48,257,315	$49	3,982,204	$4	$163,871	$(16)	$(21)	$(86,585)	$77,302
Net loss	—	—	—	—	—	—	—	(3,096)	(3,096)
Unrealized gain/(loss) on investments	—	—	—	—	—	—	104	—	104
Employee stock-based compensation	—	—	—	—	2,309	—	—	—	2,309
Issuance of common upon exercise of stock options including vested options early exercised	—	—	113,247	—	117	—	—	—	117
Compensation expense related to options granted to consultants	—	—	—	—	37	—	—	—	37

Balances as of December 31, 2010	48,257,315	49	4,095,451	4	166,334	(16)	83	(89,681)	76,773
Net loss	—	—	—	—	—	—	—	(4,617)	(4,617)
Unrealized gain/(loss) on investments	—	—	—	—	—	—	(114)	—	(114)
Issuance of Series B preferred stock for cash upon exercise of warrant	407,077	—	—	—	1,058	—	—	—	1,058
Employee stock-based compensation	—	—	—	—	2,538	—	—	—	2,538
Issuance of common stock upon exercise of stock options including vested options early exercised	—	—	289,988	—	255	—	—	—	255
Compensation expense related to options granted to consultants	—	—	—	—	104	—	—	—	104

Balances as of December 31, 2011	48,664,392	49	4,385,439	4	170,289	(16)	(31)	(94,298)	75,997
Net loss	—	—	—	—	—	—	—	(39,891)	(39,891)
Unrealized gain/(loss) on investments	—	—	—	—	—	—	33	—	33
Conversion of preferred stock to common stock	(48,664,392)	(49)	24,332,186	24	25	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,175,000	6	45,011	—	—	—	45,017
Issuance of common stock in a private placement concurrent with the closing of the initial public offering	—	—	1,200,000	1	11,999	—	—	—	12,000
Issuance of common stock upon conversion of convertible note from related party	—	—	1,021,490	1	10,213	—	—	—	10,214
Reclassification of warrant liability to additional paid-in capital upon conversion of convertible note upon initial public offering	—	—	—	—	1,052	—	—	—	1,052
Issuance of common stock upon net exercise of warrant	—	—	4,197	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	—	—	236,235	—	971	—	—	—	971
Employee stock-based compensation	—	—	—	—	4,812	—	—	—	4,812
Compensation expense related to options granted to consultants	—	—	—	—	141	—	—	—	141

Balances as of December 31, 2012	—	$—	36,354,547	$36	$244,513	$(16)	$2	$(134,189)	$110,346

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Operating activities
Net loss	$(39,891)	$(4,617)	$(3,096)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	592	754	660
Stock-based compensation	4,953	2,642	2,346
Noncash interest expense, net	2,571	2,021	939
Changes in assets and liabilities:
Accounts receivable due from related party	(649)	11,945	22,989
Prepaids and other current assets	692	(764)	395
Other assets	1,935	(1,935)	17
Accounts payable	214	(405)	(103)
Other liabilities	1,758	(2,593)	779
Deferred revenue	(4,402)	(3,628)	(6,289)

Net cash provided by (used in) operating activities	(32,227)	3,420	18,637
Investing activities
Purchases of property and equipment	(472)	(166)	(1,193)
Purchase of investments	(177,566)	(113,251)	(90,258)
Maturities of investments	121,134	126,612	62,849

Net cash provided by (used in) investing activities	(56,904)	13,195	(28,602)
Financing activities
Proceeds from issuance of common stock	57,017	—	—
Proceeds from exercise of stock options and employee stock purchase plan	966	260	117
Proceeds from the issuance of convertible note	—	10,000	—
Proceeds from exercise of warrants	—	1,058
Proceeds from equipment financing obligations	—	700	1,500
Payments on equipment financing obligations	(547)	(534)	(672)

Net cash provided by financing activities	57,436	11,484	945

Net increase (decrease) in cash and cash equivalents	(31,695)	28,099	(9,020)
Cash and cash equivalents at beginning of year	40,155	12,056	21,076

Cash and cash equivalents at end of year	$8,460	$40,155	$12,056

Supplemental disclosures of cash flow information
Cash paid for interest	$50	$87	$130
Cash paid (refund) for income taxes	$—	$(16)	$247
Non-cash financing activity:
Issuance of common stock for settlement of convertible debt including accrued interest	$10,215	$—	$—

See accompanying notes.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements

December 31, 2012

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

Reclassifications

Certain financial statement in the consolidated statement of cash flows items have been reclassified to conform to the current fiscal year’s format.

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

Accounts receivable are typically unsecured and are concentrated in the pharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies or specific to the collaboration agreement with Glaxo Group Limited (GSK). During the years ended December 31, 2012, 2011 and 2010, 100% of our total revenues were derived from contract revenue, up-front payments and development milestone payments earned under our collaboration with GSK.

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

Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in the Securities and Exchange Commission’s (the SEC) Topic 13 and Accounting Standards Codification (ASC) 605-25. The Company generates revenue from collaborative research and development agreements with pharmaceutical companies

Collaboration agreements may include nonrefundable up-front fees, research and development funding, milestone payments for the achievement of defined collaboration objectives, license fees and royalties on potential sales of commercialized products. In 2011, we adopted ASU No. 2009-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements (ASU 2009-13) for multiple deliverable revenue arrangements, on a prospective basis, for applicable transactions originating or materially modified on or subsequent to January 1, 2011. ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update changes the requirements for establishing separate units of accounting in a multiple element arrangement and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence, if available, third-party evidence if

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

Income Taxes

The Company uses the liability method for income taxes, whereby deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when the expected realization for the tax assets does not meet the more-likely-than-not criteria. The Company will classify interest and penalties related to unrecognized tax benefits as part of its income tax provision, although there have been no such interest or penalties recognized to date.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). For the periods presented other comprehensive income (loss) consists solely of unrealized gains and losses on the Company’s available-for-sale securities. For the periods presented there were no reclassification differences or income tax effects related to the unrealized gains or losses on the Company’s available-for-sale securities.

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

Net Loss Per Share

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

The following common stock subject to repurchase and common stock issuable upon the conversion or exercise of dilutive securities has been excluded from the diluted net income (loss) per share calculation:

	Years Ended December 31,
	2012	2011	2010
Convertible preferred stock	—	24,332,186	24,128,648
Options to purchase common stock	5,292,738	4,016,393	3,945,152
Warrants to purchase convertible preferred stock	301,672	159,500	363,038
Common stock subject to repurchase	—	700	—

	5,594,410	28,508,779	28,436,838

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at December 31, 2012 were as follows (in thousands):

	2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$10,403	$1	$—	$10,404
Government-sponsored agencies	6,009	1	—	6,010
Commercial paper	29,171	3	—	29,174
Corporate debt securities	71,980	23	(26)	71,977

Total available-for-sale securities	$117,563	$28	$(26)	$117,565

Classified as:
Cash equivalents				$7,069
Short-term investments				94,234
Long-term investments				16,262

Total available-for-sale securities				$117,565

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

3.	Cash Equivalents and Investments (continued)

The amortized cost and fair value of cash equivalents and investments, with gross unrealized gains and losses, at December 31, 2011 were as follows (in thousands):

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

All available-for-sale securities held as of December 31, 2012, had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of December 31, 2012, have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2012, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of December 31, 2012 and 2011 (in thousands):

	2012
	Level 1	Level 2	Level 3	Total
Description
Money market funds	$10,404	$—	$—	$10,404
Government-sponsored agencies	—	6,010	—	6,010
Commercial paper	—	29,174	—	29,174
Corporate debt securities	—	71,977	—	71,977

Total assets	$10,404	$107,161	$—	$117,565

	2011
	Level 1	Level 2	Level 3	Total
Description
Money market funds	$41,266	$—	$—	$41,266
Government-sponsored agencies	—	9,044	—	9,044
Commercial paper	—	12,541	—	12,541
Corporate debt securities	—	32,494	—	32,494

Total assets	$41,266	$54,079	$—	$95,345

Convertible debt from related party	$—	$—	$10,472	$10,472

Total liabilities	$—	$—	$10,472	$10,472

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

The Company recorded its convertible note from related party as a liability at fair value, which was estimated at the issuance date using the Probability-Weighted Expected Returns model (“PWERM”). The PWERM requires inputs such as the expected term of the debt, share price volatility, risk-free interest rate and the likelihood and timing of future equity financing. These assumptions were reviewed at each reporting period and changes in the estimated fair value of the convertible note were recognized in interest expense. As of December 31, 2011, the Company estimated the fair value of its convertible debt at approximately $10.5 million. In February 2012, following the completion of the Company’s IPO, all outstanding principal and accrued interest relating to this debt automatically converted into 1,021,490 shares of common stock.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

4.	Fair Value Measurements (continued)

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2012 (in thousands):

Convertible Debt Liabilities
Balance as of December 31, 2011	$10,472
Change in fair market value prior to conversion included in other income (expense)	794

Balance upon conversion	11,266

Balance as of December 31, 2012	$—

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Lab equipment	$5,184	$4,906
Computer equipment and software	1,350	1,310
Furniture and fixtures	487	454
Tenant improvements	703	669

	7,724	7,339
Less: accumulated depreciation	(6,303)	(5,798)

	$1,421	$1,541

6.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Research and development related	$3,678	$1,668
Compensation related	1,889	1,787
Other	700	1,237

	$6,267	$4,692

7.	Debt

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

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

7.	Debt (continued)

In April 2010, the Company amended the credit facility providing for up to $4.0 million to finance equipment purchases and other related expenses, with borrowing thereunder secured by certain fixed assets of the Company and is repayable over 48 months. As of December 31, 2012, the Company utilized $2.2 million of the credit facility, bearing interest on a weighted average basis of 6.7%. The credit facility expired March 31, 2011.

In aggregate, $0.9 million and $1.4 million of remaining principal under this facility was outstanding at December 31, 2012 and 2011, respectively, and secured by certain fixed assets which had a remaining net book value of $0.7 million and $1.2 million as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, future minimum principal payments related to long-term debt were as follows (in thousands):

Year ending December 31:
2013	$522
2014	363
2015	16

Total minimum payments	901
Less current portion	(522)

Noncurrent equipment financing obligations	$379

Convertible Debt from Related Party

In September 2011, the Company entered into a convertible note loan agreement with Techne Corporation, or Techne, one of its principal stockholders, pursuant to which the Company issued a convertible note to Techne with a principal amount of $10 million and bearing interest at a rate of 5.0% per annum and a maturity date in September 2021. The Company accounted for the note at fair value, under a fair value option available under generally accepted accounting principles. The note was remeasured to fair value every reporting period while outstanding. In February 2012, the Company completed its initial public offering, and as such, all outstanding principal and accrued and unpaid interest automatically converted into shares of common stock at a conversion price equal to the initial public offering price of $10.00. Upon the conversion of the note in connection with the initial public offering, Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00, or 200% of the initial public offering price of its common stock. In addition, pursuant to the terms of the convertible note loan agreement, Techne purchased $5.0 million of the Company’s common stock in a private placement concurrent with the offering at $10.00 per share.

The following table summarizes interest expense in the consolidated statement of operations for the year ended December 31, 2012, 2011 and 2010 are shown below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest expense
Interest expense from convertible debt from related party	$711	$631	$—
Other	83	103	81

Total interest expense	$794	$734	$81

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

8.	Commitments

Operating Leases

In May 2004, the Company entered into a noncancelable operating lease for its current office and primary research facility located in Mountain View, California, which expires in April 2014. The Company received a discounted lease rate during the first year of the agreement. In August 2012, the Company entered into an amendment to the lease agreement for the same facility to extend the term through April 2019. The total rent obligation is being expensed ratably over the term of the agreement, as amended. Rental expense for the years ended December 31, 2012, 2011 and 2010, was $872,000, $830,000 and $830,000, respectively.

Future minimum lease payments under all noncancelable operating leases as of December 31, 2012, are as follows (in thousands):

Year ending December 31:
2013	$930
2014	887
2015	872
2016	894
2017	915
Thereafter	1,251

Total minimum lease payments	$5,749

9.	Convertible Preferred Stock

As of December 31, 2012, no shares of convertible preferred stock were outstanding. The authorized, issued, and outstanding shares of convertible preferred stock at December 31, 2011 were as follows:

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

10.	Warrants to Purchase Common Stock

Series B Convertible Preferred Stock

In February 2001, in conjunction with the private placement of the Company’s Series B convertible preferred stock, the Company issued warrants to purchase 407,077 shares of Series B convertible preferred stock to the placement agency, in connection with the private placement of the Company’s Series B convertible preferred stock. The warrants were immediately exercisable at $2.60 per share and were exercised in February 2011 for gross proceeds of approximately $1.1 million.

In December 2002, the Company issued warrants to purchase 15,656 shares of Series B convertible preferred stock in conjunction with obtaining equipment financing. The warrants were immediately exercisable at $2.60 per share. The warrants were automatically exercised in December 2012.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

10.	Warrants to Purchase Common Stock (continued)

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

As of December 31, 2011, 319,000 warrants to purchase Series B convertible preferred at $2.60 per share were outstanding. In February 2012, in connection with the initial public offering, the warrants to purchase Series B convertible preferred stock converted into 159,500 warrants to purchase common stock at $5.20 per share, expiring in 2013 through 2014. As of December 31, 2012, 301,672 warrants to purchase common stock were outstanding with a weighted-average exercise price of $12.56.

11.	Related-Party Transactions

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

The GSK Agreement provides GSK with an option to license certain product candidates on an exclusive, worldwide basis. Upon exercise of a product option by GSK, the Company will grant GSK an exclusive license to the specific product compounds, and GSK will bear all future costs and responsibility associated with furthering the development of the drug candidate. If these programs are successfully advanced through development by GSK, the Company is entitled to receive regulatory and commercial milestone payments based on performance and royalties of future product sales, if any. In addition, for certain licensed product compounds, the Company may receive greater royalty payments on future product sales, if it elects to co-develop and co-promote such potential drug candidates for certain indications by paying a certain portion of the costs to further develop the product compound. GSK has option rights with respect to CCX168 and the two respective designated backup compounds, which may be exercised by GSK upon demonstration by the Company, for each respective drug candidate, of achievement of the success criteria established by the joint steering committee, or JSC, under this agreement. If exercised, the Company would be entitled to an option exercise fee of $25.0 million upon the exercise of each option.

Under the GSK Agreement, the Company would be entitled to receive aggregate milestones up to $372.0 million for vercirnon and $247.0 million for CCX354 and CCX168. There can be no assurance that the Company will be able to successfully demonstrate the achievement of the success criteria established by the JSC for

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

11.	Related-Party Transactions (continued)

CCX168 or that the relevant regulatory filing or approval milestones can be achieved for any of its programs such that the Company might receive the related option exercise fees and milestone payments. In addition, even if CCX168 meets the success criteria, GSK is under no obligation to exercise its remaining option with respect to CCX168 and there can be no assurance that GSK will exercise such option, or that GSK will obtain Hart-Scott-Rodino clearance with respect to such options. Furthermore, GSK may terminate the entire collaboration agreement or any collaboration program on a program-by-program basis for any reason upon 90 days prior written notice. The clinical trials for any product candidates may fail to demonstrate appropriate safety and efficacy in order to achieve regulatory approval. Even if regulatory approval is granted, drug candidates may not achieve market acceptance among physicians, patients and third party payors and, ultimately, may not be commercially successful.

Future potential filing and approval milestone payments for vercirnon, CCX354 and CCX168 under the GSK Agreement are as follows (in thousands):

	Filing	Approval
US	$25,000	$35,000
Other territories	22,000	40,000

In addition, the Company is eligible for sales milestone payments up to $250.0 million for vercirnon and $125.0 million for CCX354 and CCX168.

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

The Company recognized the following revenues from GSK during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Contract revenue	$1,017	$3,045	$4,721
Recognition of upfront payments	4,402	3,628	5,140
Milestones	—	25,000	25,000

In October 2010, the Company changed its estimate of the research and development term from six years and four months to seven years and seven months. In February 2012, the Company and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds and revised the estimated research and development term to seven years and two months. The Company is recognizing the remaining unamortized portion of the up-front payment over the revised expected remaining research term which was estimated to end in October 2013.

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

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

11.	Related-Party Transactions (continued)

In July 2009, the GSK Agreement was further amended to provide for funding of up to $2.5 million for additional research and drug discovery relating to the fourth target under the GSK Agreement, of which $1.1 million was recorded as deferred revenue at December 31, 2009, and subsequently recognized as revenue in 2010. In February 2010, the GSK Agreement was further amended to provide for funding of up to $1.6 million to conduct certain non-clinical activities for CCX168. Research funding from the GSK Agreement as amended, was $1.0 million, $3.0 million and 4.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In December 2009 and November 2011, GSK exercised its option under the GSK Agreement to obtain an exclusive license for the further development and commercialization of CCX354 and vercirnon and two identified back-up compounds, respectively. In connection with the exercise of the option, GSK paid the Company a non-refundable option exercise fee of $25.0 million in November 2011 and $35.0 million in January 2010 and assumed responsibility for the development and commercialization of CCX354, vercirnon and related compounds, at GSK’s expense, subject to the Company’s specified development and commercial participation rights. The Company has no further performance obligations related to research and development under these programs. Accordingly, the Company recognized the $25.0 million and $35.0 million option exercise fee as revenue in the year ended December 31, 2011 and 2009, respectively.

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

For the years ended December 31, 2012, 2011 and 2010, the research and development costs under the GSK Agreement were partially offset by contract revenue. At December 31, 2012 and 2011, the Company had an accounts receivable balance due from GSK of $1.2 million and $0.5 million, respectively.

Techne

As of December 31, 2012 Techne held 6,385,056 shares of our common stock. For the years ended December 31, 2012, 2011, and 2010, the Company paid Techne $45,000, $55,000 and $68,000, respectively, for research materials. As of December 31, 2012 and 2011, the Company had an accounts payable balance due to Techne for the purchase of research materials of $1,800 and $2,200, respectively. As described in Note 7, in September 2011, the Company entered into a convertible note loan agreement with Techne, pursuant to which the Company issued a convertible note to Techne with a principal amount of $10 million. Following the completion of our IPO, all outstanding principal and accrued interest automatically converted into 1,021,490 shares of common stock.

12.	Equity Incentive Plans

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

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

12.	Equity Incentive Plans (continued)

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

As of February 2012, the stockholders approved the 2012 Equity Incentive Award Plan (the 2012 Plan). A total of 3,000,000 shares of our common stock were initially reserved for issuance under the Equity Plan. In addition, the number of shares available for issuance under the Equity Plan will be annually increased by an amount equal to the lesser of: 2,000,000 shares; or, 4% of the outstanding shares of our common stock as of the last day of our immediately preceding fiscal year; or, an amount determined by our board of directors. In November 2012, the Board of Directors approved an increase to the number of shares reserved for issuance under the 2012 Plan by 1,450,000 shares effective January 1, 2013.

As of February 2012, the stockholders approved the 2012 Employee Stock Purchase Plan, or the ESPP. A total of 300,000 shares of our common stock will initially be reserved for issuance under our ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2012 fiscal year, by an amount equal to the lesser of: 300,000 shares: 1% of outstanding shares of our common stock; or, an amount determined by our board of directors. The ESPP provides for an aggregate limit of 3,000,000 shares of common stock that may be issued under the ESPP during the term of the ESPP. As of December 31, 2012, 31,272 shares of common stock have been issued to employees participating in the plan and 268,728 shares were available for issuance under the ESPP.

As of December 31, 2012, a total of 9,000,000 shares of common stock have been authorized for issuance under the Stock Plans.

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2009	1,135,563	3,333,137	$3.87
Options granted	(764,494)	764,494	6.30
Options exercised	—	(113,109)	1.03
Options forfeited	39,370	(39,370)	5.89

Balances as of December 31, 2010	410,439	3,945,152	4.40
Options granted	(390,679)	390,679	6.87
Options exercised	—	(290,688)	0.89
Options forfeited	28,750	(28,750)	5.80

Balances as of December 31, 2011	48,510	4,016,393	4.89
Shares authorized	3,000,000	—
Options granted	(1,534,645)	1,534,645	13.43
Options exercised	—	(204,263)	3.18
Options forfeited	54,037	(54,037)	9.41

Balances as of December 31, 2012	1,567,902	5,292,738	$7.38

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

12.	Equity Incentive Plans (continued)

As of December 31, 2012, stock options outstanding were as follows:

	Options Outstanding and Exercisable
Exercise Price Range	Shares	Weighted-Average Contractual Life
$0.60	543,232	1.74
$0.88 - $4.30	586,797	3.77
$4.90	73,025	3.3
$6.00	1,486,960	6.02
$6.30	724,263	7.49
$6.60 - $10.27	669,048	8.78
$10.50 - $12.62	52,825	9.72
$14.31	1,056,588	9.56
$14.42	75,000	9.47
$15.90	25,000	9.32

	5,292,738

At December 31, 2012, the intrinsic value of the 5,292,738 options outstanding was $22.8 million. At December 31, 2012, 3,312,738 of the 5,292,738 options outstanding were vested. At December 31, 2012, 3,928,994 options outstanding were exercisable and had a weighted-average remaining contractual life of 5.65 years, a weighted-average exercise price per share of $5.21, and an aggregate intrinsic value of $22.7 million. The aggregate intrinsic value was calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock of $10.94 per share as of December 31, 2012.

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

As of December 31, 2012 and 2011, there were 0 and 700 shares of common stock, respectively, issued related to the early exercise of stock options subject to repurchase by the Company.

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

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

12.	Equity Incentive Plans (continued)

under the Company’s Stock Plans and the option component of the shares purchased under the ESPP during 2012, 2011 and 2010 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2012	2011	2010	2012	2011	2010
Dividend yield	0%	0%	0%	0.0%	—	—
Volatility	76.0%	78.0%	70.0%	76.2%	—	—
Weighted-average expected life (in years)	6	6	6	0.5	—	—
Risk-free interest rate	0.84%	1.56%	1.84%	0.1%	—	—
Weighted average grant date fair value	$8.83	$4.64	$3.97	$4.33	—	—

Employee stock-based compensation expense recognized was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31
	2012	2011	2010
Research and development	$1,565	$1,023	$1,018
General and administrative	3,247	1,515	1,291

Total	$4,812	$2,538	$2,309

At December 31, 2012, the Company had $12.5 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted-average period of 2.76 years.

The total intrinsic value of the options exercised was $1.6 million, $1.7 million, and $0.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Stock Options Granted to Nonemployees

During 2012, 2011 and 2010, the Company granted to consultants options to purchase zero, 47,500 and 25,750 shares of common stock, respectively. The stock-based compensation expense related to nonemployees will fluctuate as the fair value of the Company’s common stock fluctuates. In connection with grants of stock options to nonemployees, the Company recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31
	2012	2011	2010
Research and development	$119	$82	$17
General and administrative	22	22	20

	$141	$104	$37

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

12.	Equity Incentive Plans (continued)

Stock-based compensation expense related to stock options granted to nonemployees is recognized as the stock options vest. The estimated fair values of the stock options granted are calculated at each reporting date using the Black-Scholes option-pricing model, with the following assumptions:

	Year Ended December 31
	2012	2011	2010
Dividend yield	0%	0%	0%
Volatility	76-77%	76%	70%
Expected life (in years)	6.1-9.3	5.3-9.6	6.3-8.5
Risk-free interest rate	0.9-2.0%	0.9-2.0%	2.3-2.9%

13.	401(k) Plan

In October 1997, the Company established the ChemoCentryx 401(k) Plan and Trust (the 401(k) Plan). Employees may contribute, up to the percentage limit imposed by the Internal Revenue Code, an amount of their salary each calendar year until termination of their employment with the Company. The Company may elect to make matching contributions, as per the Plan; however, no matching contributions were made in the years ended December 31, 2012, 2011 and 2010.

14.	Government Research Contract and Grant

In October 2010, the Company was awarded $1.9 million from the United States Department of the Treasury for eight projects under the Qualitative Therapeutic Discovery Project Program under the Patient Protection and Affordable Care Act of 2010 to support research with the potential to produce new therapies. The first $1.8 million was received in November 2010 and the remaining $119,000 was received in the first quarter of 2011. As of December 31, 2010, the Company had incurred the associated expenses underlying the qualified investment and received certification from the Department of Treasury for each project awarded. As of December 31, 2012, there were no remaining performance obligations associated with the grants and the grants were recorded as other income for the year then ended.

15.	Income Taxes

The Company’s loss before tax is only attributable to U.S. operations. The components of the income tax (benefit) expense are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current (benefit from) provision for income taxes:
Federal	$—	$—	$(19)
State	—	—	(54)

Total current (benefit from) provision for income taxes	—	—	(73)
Deferred (benefit from) provision for income taxes:
Federal	—	—	—
State	—	—	—

Total deferred tax (benefit from) provision for income taxes	—	—	—

(Benefit from) provision for income taxes	$—	$—	$(73)

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

15.	Income Taxes (continued)

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory income tax rate	(34.00)%	(34.00)%	(34.00)%
State income taxes, net of federal benefit	(5.83)	(5.83)	(5.83)
Permanent items	1.37	6.17	(8.47)
Research and development credits	(0.69)	(4.50)	(16.36)
Deferred tax assets (utilized) not benefitted	39.48	37.92	43.39
Section 48D grant income	—	—	20.66
Other	(0.33)	0.24	(1.68)

(Benefit from) provision for income taxes	—%	—%	(2.29)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	2012	2011
Net operating loss carryforwards	$44,477	$29,131
Deferred revenue	1,499	3,252
Research and development credit	4,350	3,742
Amortization of deferred stock compensation – non-qualified	2,792	1,454
Reserves and accruals	805	620
Depreciation and amortization	376	355

Total deferred tax assets	54,299	38,554
Deferred tax liability	—	—

Net deferred tax asset	54,299	38,554
Less: valuation allowance	(54,299)	(38,554)

Net deferred tax assets	$—	$—

The Company has concluded that it was more likely than not that its deferred tax assets will not be realized. Accordingly, the total deferred tax assets have been fully offset by a valuation allowance. The Company’s valuation allowance increased by approximately $15.7 million, increased by $1.8 million and decreased by $1.4 million during 2012, 2011, and 2010 respectively.

At December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $113.1 million and $111.8 million, respectively. The federal net operating loss carryforwards begin to expire in 2025 and the state net operating loss carryforwards begin to expire in 2016, if not utilized.

The Company has federal and state research and development credit carryforwards of $5.3 million and $3.7 million, respectively. The federal research and development credits will begin to expire in 2019, if not utilized. California research and development credits can be carried forward indefinitely. The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, extends the Federal research tax credit retroactively for two years from January 1, 2012 through December 31, 2013. The tax benefit from the extension of the Federal research tax credit will be reflected in the income tax provision in the quarter ending March 31, 2013.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

15.	Income Taxes (continued)

Utilization of the net operating loss and credit carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and credit carryforwards before their utilization.

The deferred tax asset balances as of December 31, 2012 and 2011 did not include excess tax benefits from stock option exercises. The amount excluded at December 31, 2012 and 2011 was $1.4 million and $497,000 respectively. The use of tax benefits associated with the stock option related deductions will be credited directly to stockholders’ equity upon ultimate realization.

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010, is as follows (in thousands):

Unrecognized Income Tax Benefits
Balance as of December 31, 2009	$2,429
Additions for current year tax positions	677

Balance as of December 31, 2010	3,106
Additions for current year tax positions	608

Balance as of December 31, 2011	3,714
Additions for current year tax positions	878

Balance as of December 31, 2012	$4,592

For U.S. federal and California income tax purposes, the statute of limitations remains open for the years beginning 2009 and 2008, respectively, except for the carryforward of net operating losses and research and development credits generated in prior years. The Company is not aware of any items that will significantly increase or decrease its unrecognized tax benefits in the next 12 months. The Company does not believe any of the unrecognized tax benefits will affect earnings if realized.

The IRS has completed its audit for the years ended December 31, 2007 and 2008, and there have been no adjustments to the Company’s attributes carryforwards; however, the research and development credit may be subject to re-examination.

During 2012, the Company was notified by the California Franchise Tax Board that it would commence an audit of the tax years ended December 31, 2008 and 2009. The Company is not currently under examination in any other jurisdictions.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

16.	Selected Quarterly Financial Data (unaudited)

Selected quarterly results from operations for the years ended December 31, 2012 and 2011 are as follows (in thousands except per share amounts):

	2012 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$1,018	$1,128	$1,128	$2,145
Net loss	(9,085)	(10,893)	(10,116)	(9,797)
Basic and diluted net loss per share	$(0.28)	$(0.30)	$(0.28)	$(0.27)

	2011 Quarter Ended
	March 31,	June 30,	September 30,	December 31, (1)
Revenue	$2,948	$1,232	$1,441	$26,052
Net income (loss)	(6,228)	(7,903)	(8,658)	18,232
Basic net income (loss) per share	$(1.52)	$(1.90)	$(2.06)	$0.64
Diluted net income (loss) per share	$(1.52)	$(1.90)	$(2.06)	$0.61

(1)	In connection with the exercise of its option to obtain an exclusive license to further develop and commercialize CCX354 and vercirnon, GSK paid the Company a non-refundable option exercise fee of $25.0 million in November 2011 which was recognized in full as milestone revenue in the period received.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: March 14, 2013	By:	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Schall, Ph.D Thomas J. Schall, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2013

/s/ Susan M. Kanaya Susan M. Kanaya	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 14, 2013

/s/ Joseph M. Feczko, M.D. Joseph M. Feczko, M.D.	Director	March 14, 2013

/s/ Roger C. Lucas, Ph.D. Roger C. Lucas, Ph.D.	Director	March 14, 2013

/s/ Geoffrey M. Parker Geoffrey M. Parker	Director	March 14, 2013

/s/ Edward E. Penhoet, Ph.D. Edward E. Penhoet, Ph.D.	Director	March 14, 2013

/s/ James L. Tyree James L. Tyree	Director	March 14, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

4.2(3)	Amended and Restated Investors Rights Agreement among the Registrant and certain investors set forth therein, dated September 8, 2011.

4.3(3)	Form of Common Stock Warrant.

4.4(3)	Form of Series B Preferred Stock Warrant.

10.1#(1)	Amended and Restated 1997 Stock Option/Stock Issuance Plan and form of agreement thereunder.

10.2#(1)	Amended and Restated 2002 Equity Incentive Plan and forms of agreements thereunder.

10.3#(1)	2012 Equity Incentive Award Plan and form of agreement thereunder.

10.4#(1)	2012 Employee Stock Purchase Plan.

10.5#(1)	2012 Cash Incentive Plan.

10.6#(1)	Form of Indemnification Agreement.

10.7#(4)	Non-Employee Director Compensation Policy.

10.8#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Thomas J. Schall, Ph.D.

10.9#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Markus J. Cappel, Ph.D.

10.10#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Susan M. Kanaya.

10.11#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Juan C. Jaen, Ph.D.

10.12#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Petrus Bekker M.D., Ph.D.

10.13(3)	Standard Industrial/Commercial Multi-Tenant Lease, dated April 20, 2004, by and between Portola Land Company and the Registrant.

10.14(5)	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated August 16, 2012, by and between Portola Land Company and the Registrant.

10.15†(6)	Product Development and Commercialization Agreement, effective as of August 22, 2006, by and between the Registrant and Glaxo Group Limited.

10.16†(3)	Amendment No. 1 to Product Development and Commercialization Agreement, effective as of September 30, 2007, by and between the Registrant and Glaxo Group Limited.

10.17†(3)	Amendment No. 2 to Product Development and Commercialization Agreement, effective as of October 6, 2008, by and between the Registrant and Glaxo Group Limited.

10.18†(3)	Amendment No. 3 to Product Development and Commercialization Agreement, effective as of August 22, 2009, by and between the Registrant and Glaxo Group Limited.

10.19†(3)	Amendment No. 4 to Product Development and Commercialization Agreement, effective as of February 26, 2010, by and between the Registrant and Glaxo Group Limited.

10.20†(3)	Amendment No. 5 to Product Development and Commercialization Agreement, effective as of November 15, 2010, by and between the Registrant and Glaxo Group Limited.

Exhibit Number	Description

10.21(3)	Amendment to Series D Preferred Stock Subscription Agreement, dated as of November 8, 2007, by and between the Registrant and Glaxo Group Limited.

10.22(3)	Series E Preferred Stock Subscription Agreement, dated as of August 26, 2008, by and between the Registrant and Glaxo Group Limited.

10.23(3)	Loan and Security Agreement, dated as of February 20, 2007, by and between the Registrant and Silicon Valley Bank.

10.24(3)	Amendment No. 2 to Loan and Security Agreement, dated as of April 19, 2010, by and between the Registrant and Silicon Valley Bank.

21.1	Subsidiaries of the Registrant.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase document.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(2)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on February 6, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(3)	Filed with the Registrant’s Registration Statement on Form S-1 on October 14, 2011 (Registration No. 333-177332), and incorporated herein by reference.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 10, 2012, and incorporated herein by reference.
(5)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 13, 2012, and incorporated herein by reference.
(6)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on January 6, 2012 (Registration No. 333-177332), and incorporated herein by reference.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.
*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.