Form 10-Q
period 2013-03-31
ChemoCentryx, Inc.
filed 2013-05-14
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 6, 2013, was 42,618,592.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31,	December 31,
	2013	2012
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$11,637	$8,460
Short-term investments	64,268	94,234
Accounts receivable from related party	934	1,156
Prepaid expenses and other current assets	942	630

Total current assets	77,781	104,480
Property and equipment, net	1,315	1,421
Long-term investments	33,803	16,262
Other assets	287	160

Total assets	$113,186	$122,323

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$781	$750
Accrued liabilities	5,440	6,267
Deferred revenue from related party	2,633	3,761
Current portion of equipment financing obligations	527	522

Total current liabilities	9,381	11,300
Noncurrent equipment financing obligations	233	379
Other non-current liabilities	287	298

Total liabilities	9,901	11,977
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	0	0
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2013 and December 31, 2012, respectively; 36,834,405 shares and 36,354,547 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively, net of shares subject to repurchase	37	36
Additional paid-in capital	247,653	244,513
Note receivable	(16)	(16)
Accumulated other comprehensive (loss) income	(7)	2
Accumulated deficit	(144,382)	(134,189)

Total stockholders’ equity	103,285	110,346

Total liabilities and stockholders’ equity	$113,186	$122,323

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Collaborative research and development revenue from related party	$1,927	$1,018
Operating expenses:
Research and development	9,255	6,909
General and administrative	2,964	2,562

Total operating expenses	12,219	9,471

Loss from operations	(10,292)	(8,453)
Other income (expense):
Interest income	116	103
Interest expense	(17)	(735)

Total interest income (expense), net	99	(632)

Net loss	$(10,193)	$(9,085)

Basic and diluted net loss per common share	$(0.28)	$(0.28)

Shares used to compute basic and diluted net loss per common share	36,611	32,931

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(10,193)	$(9,085)
Unrealized (loss) gain on available-for-sale securities	(9)	10

Comprehensive loss	$(10,202)	$(9,075)

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(10,193)	$(9,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	142	159
Stock-based compensation	1,536	1,022
Amortization of premiums/discounts on investments, net	420	380
Noncash interest expense	(11)	408
Changes in assets and liabilities:
Accounts receivable due from related party	222	13
Prepaids and other current assets	(312)	(166)
Other assets	(127)	1,935
Accounts payable	31	1,021
Other liabilities	(846)	(1,069)
Deferred revenue	(1,128)	(1,017)

Net cash used in operating activities	(10,266)	(6,399)
Investing activities
Purchases of property and equipment, net	(36)	(26)
Purchases of investments	(36,682)	(92,882)
Maturities of investments	48,697	22,849

Net cash provided by (used in) investing activities	11,979	(70,059)
Financing activities
Proceeds from issuance of common stock	0	57,017
Proceeds from exercise of stock options	1,293	154
Proceeds from exercise of warrants	312	0
Payments on equipment financing obligations	(141)	(135)

Net cash provided by financing activities	1,464	57,036

Net increase (decrease) in cash and cash equivalents	3,177	(19,422)
Cash and cash equivalents at beginning of period	8,460	40,155

Cash and cash equivalents at end of period	$11,637	$20,733

Supplemental disclosures of cash flow information
Cash paid for interest	$9	$14
Non-cash financing activity:
Issuance of common stock for settlement of convertible debt, including accrued interest	$0	$10,215

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Unaudited Interim Financial Information

The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2012 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (GAAP). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, or SEC, on March 14, 2013.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications

Certain items in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current fiscal year’s format.

Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted-average number of vested common shares outstanding during the period. Participating securities are included in the computation of basic income per share using the two-class method. The calculation of diluted net loss per share excludes potential common stock because its effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options and warrants.

For the three months ended March 31, 2013 and 2012, the Company’s potential common stock includes the following shares, all of which have been excluded from the computation of diluted net loss per share because their impact is antidilutive:

	Three Months Ended March 31,
	2013	2012
Options to purchase common stock	4,969,772	4,279,738
Warrants to purchase common stock	151,672	309,500
Common stock subject to repurchase	0	700

	5,121,444	4,589,938

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013 (unaudited)
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$12,093	$0	$0	$12,093
Government-sponsored agencies	12,005	1	(1)	12,005
Commercial paper	25,378	0	0	25,378
Corporate debt securities	58,691	21	(28)	58,684

Total available-for-sale securities	$108,167	$22	$(29)	$108,160

Classified as:
Cash equivalents				$10,089
Short-term investments				64,268
Long-term investments				33,803

Total available-for-sale securities				$108,160

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$10,403	$1	$0	$10,404
Government-sponsored agencies	6,009	1	0	6,010
Commercial paper	29,171	3	0	29,174
Corporate debt securities	71,980	23	(26)	71,977

Total available-for-sale securities	$117,563	$28	$(26)	$117,565

Classified as:
Cash equivalents				$7,069
Short-term investments				94,234
Long-term investments				16,262

Total available-for-sale securities				$117,565

All available-for-sale securities held as of March 31, 2013, had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of March 31, 2013, have been in a continuous unrealized loss position for more than 12 months. As of March 31, 2013, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013 (unaudited)
Description	Level 1	Level 2	Level 3	Total
Money market fund	$12,093	$0	$0	$12,093
Government-sponsored agencies	0	12,005	0	12,005
Commercial paper	0	25,378	0	25,378
Corporate debt securities	0	58,684	0	58,684

Total assets	$12,093	$96,067	$0	$108,160

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Money market fund	$10,404	$0	$0	$10,404
Government-sponsored agencies	0	6,010	0	6,010
Commercial paper	0	29,174	0	29,174
Corporate debt securities	0	71,977	0	71,977

Total assets	$10,404	$107,161	$0	$117,565

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

The Company recorded its convertible debt as a liability at fair value, which was estimated at the issuance date using the Probability-Weighted Expected Returns model (PWERM). The PWERM requires inputs such as the expected term of the debt, share price volatility, risk-free interest rate and the likelihood and timing of future equity financing. These assumptions are reviewed each reporting period and changes in the estimated fair value of the convertible note are recognized in interest expense. As of December 31, 2011, the Company estimated the fair value of its convertible debt at approximately $10.5 million. In February 2012, following the completion of the Company’s initial public offering, or IPO, all outstanding principal and accrued interest relating to this debt automatically converted into 1,021,490 shares of common stock. The following table shows the change in fair market value of the Company’s liabilities during the three months ended March 31, 2012 (in thousands):

Fair Market Value
Convertible debt from related party
Balance as of December 31, 2011	$10,472
Change in fair market value prior to conversion	794

Balance upon conversion	11,266

Balance as of March 31, 2012	$—

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2013 (unaudited)	December 31, 2012
Research and development related	$3,566	$3,678
Compensation related	988	1,889
Other	886	700

	$5,440	$6,267

6.	Related-Party Transactions

Glaxo Group Limited

In August 2006, the Company entered into a product development and commercialization agreement with Glaxo Group Limited (GSK). The Company recognized the following revenues from GSK during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
GSK:
Contract revenue	$799	$0
Recognition of up-front payments	1,128	1,018

Total revenues	$1,927	$1,018

At March 31, 2013 and December 31, 2012, the Company had an accounts receivable balance due from GSK of $0.9 million and $1.2 million, respectively.

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

7.	Shareholders’ Equity

Initial Public Offering

In February 2012, the Company completed its IPO pursuant to which the Company issued 5,175,000 shares of common stock, including the exercise of the underwriters’ over-allotment option and received (a) net proceeds of $45.0 million, after underwriting discounts, commissions and offering expenses; and (b) gross proceeds of $12.0 million in concurrent private placements of 1,200,000 shares of common stock at the IPO price of $10.00 per share. In addition, in connection with the completion of the Company’s IPO, all convertible preferred stock converted into 24,332,186 shares of common stock. As discussed in Note 6, all outstanding principal and accrued and unpaid interest under the convertible note loan agreement with Techne also converted into common stock upon the completion of the Company’s IPO.

Warrants to Purchase Common Stock

In February 2012, in connection with the IPO, the warrants to purchase Series B convertible preferred stock converted into warrants to purchase 159,500 shares of common stock at $5.20 per share, with expiration dates from 2012 through 2014. As discussed in Note 6, upon the completion of the Company’s IPO in February 2012, Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at $20.00 per share. As of December 31, 2012, warrants to purchase 301,672 shares of common stock were outstanding with a weighted-average exercise price of $12.56. During the three months ended March 31, 2013, warrants to purchase 150,000 shares of common stock were exercised. As of March 31, 2013, warrants to purchase 151,672 shares of common stock were outstanding with a weighted-average exercise price of $19.84.

8.	Equity Incentive Plans

During the three months ended March 31, 2013, the Company had the following option activities under its equity incentive plans:

		Outstanding Options
	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2012	1,567,902	5,292,738	$7.38
Shares authorized	1,450,000
Granted	(62,075)	62,075	12.02
Exercised	0	(371,247)	3.48
Forfeited	13,794	(13,794)	9.29

Balance at March 31, 2013	2,969,621	4,969,772	$7.73	6.70 years	$30,897,334

Stock-based Compensation

Total stock-based compensation expense was $1.5 million during the three months ended March 31, 2013 and $1.0 million during the three months ended March 31, 2012. As of March 31, 2013, $11.5 million of total unrecognized compensation expense related to employee stock options, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.67 years.

9.	Subsequent Event

In April 2013, the Company completed an underwritten public offering of 5,750,000 shares of its common stock at $12.00 per share. The Company received net proceeds of approximately $64.4 million, after deducting underwriting discounts, commissions and estimated offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, or SEC, on March 14, 2013.

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 14, 2013.

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

•

CCX354 (GSK2941266) — An inhibitor of the chemokine receptor known as CCR1, successfully completed a Phase II proof-of-concept clinical trial for the treatment of rheumatoid arthritis, or RA, and was subsequently licensed exclusively to GSK, now solely responsible for further clinical development;

•

CCX168 — Targeting the chemoattractant receptor known as C5aR (which binds the complement fragment C5a), CCX168 is currently in a Phase II clinical trial for the treatment of anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis, and subject to GSK’s option in 2013 if it meets the success criteria established by the joint steering committee, or JSC;

•	CCX872 — Our independent next generation of orally administered inhibitors targeting CCR2 for expanded indications of renal disease is currently in Phase I clinical development; and

•	CCX507 — Our de novo wholly-owned next generation CCR9 inhibitor for inflammatory bowel disease and related disorders is currently in Phase I clinical development.

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

Since commencing our operations in 1997, our efforts have focused on research, development and the advancement of our drug candidates into and through clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of convertible preferred and common stock, contract revenue under our collaborations, government contracts and grants and borrowings under equipment financing arrangements. In February 2012, we completed our IPO pursuant to which we received net proceeds of $45.0 million, after underwriting discounts, commissions and offering expenses. We also received gross proceeds of $12.0 million from concurrent private placements of common stock at the IPO price of $10.00 per share. In addition, the outstanding principal amount of $10.0 million and accrued interest under a convertible note we had issued to Techne Corporation, or Techne, one of our principal stockholders, automatically converted into shares of our common stock in connection with our IPO at a conversion price equal to the IPO price. In April 2013, we completed an underwritten public offering of 5,750,000 shares of our common stock at $12.00 per share. The Company received net proceeds of approximately $64.4 million, after deducting underwriting discounts, commissions and estimated offering expenses. As of March 31, 2013, we had an accumulated deficit of $144.4 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of Food and Drug Administration, or FDA, approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and implementing any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following the completion of our IPO although if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the three months ended March 31, 2013, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 14, 2013.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the three months ended March 31, 2013, our revenue was derived from the recognition of up-front payments and reimbursement for research and development services from GSK. Total revenues for the period, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
GSK:
Contract revenue	$799	$—
Recognition of up-front payments	1,128	1,018

Total revenues	$1,927	$1,018

Dollar increase	909
Percentage increase	89%

The increase in revenues from 2012 to 2013 for the three month period was primarily due to funding of clinical support from GSK for CCX168 and, to a lesser extent, an increase in revenue relating to the upfront payment from GSK following our decision not to advance CCX832, thereby shortening the term of our performance obligation and associated period over which the upfront payment is recognized.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research the discovery and development of novel small molecule therapeutics, such as vercirnon and CCX140; the development of our suite of proprietary drug discovery technologies, known collectively as EnabaLink, which includes our proprietary Reverse Activation of Migration, or RAM, screening technology and preclinical studies and clinical trials of our drug candidates. We expense all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the period, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Research and development expenses	$9,255	$6,909
Dollar increase	$2,346
Percentage increase	34%

The increase in expense from 2012 to 2013 for the three month period was primarily due to investing in our lead independent program targeting the chemokine receptor known as CCR2, including the advancement of CCX872, our second generation CCR2 inhibitor, into Phase I clinical development and CCX140 in Phase II studies in patients with diabetic nephropathy. In addition, CCX168 associated expenses increased primarily due to the continued patient enrollment in our Phase II clinical trial for the treatment of ANCA vasculitis. These increases were partially offset by a decrease in expenses associated with drug discovery efforts targeting CXCR7.

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

	Three Months Ended March 31,
	2013	2012
Development candidate (Target)
CCX140 (CCR2)	$2,722	$2,642
CCX872 (CCR2 2G)	1,663	607
CCX168 (C5aR)	978	396
CCX507 (CCR9 de novo)	759	734
CCX650 (CXCR7)	188	1,042
CCX354 (CCR1)	—	109
CCX832 (ChemR23)(1)	—	91
Other (CCR2 3G, CCR6, CCR4, CXCR6, Other)	2,945	1,288

Total research and development	$9,255	$6,909

(1)	In February 2012, we and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds.

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

General and administrative expenses

Total general and administrative expenses were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
General and administrative expenses	$2,964	$2,562
Dollar increase	$402
Percentage increase	16%

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

The increases from 2012 to 2013 for the three month period were primarily due to increased stock based compensation expense for stock option grants in addition to higher professional service fees relating to fulfilling our reporting obligations as a public company. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a public company. These public company related increases will likely include investor and public relations expenses and legal and accounting related fees and expenses associated with preparing the Company to meet the requirements pursuant to the Sarbanes-Oxley Act of 2002.

Interest and other income (expense)

Interest and other income (expense), primarily consists of interest income earned on our marketable securities and interest expense incurred on our equipment financing obligations and our convertible note. Total interest and other income (expense), net, as compared to prior years was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest income	$116	$103
Interest expense	(17)	(735)

Total interest income (expense) and other income, net	$99	$(632)

Dollar increase	731
Percentage increase	-116%

Interest expense for the three months ended March 31, 2013 was primarily related to our interest expense due on our equipment lines of credit. Interest expense decreased from 2012 to 2013 for the three month period primarily due to the automatic conversion of the convertible note issued to Techne to common stock upon our IPO in February 2012. Prior to its conversion, the change in the estimated fair value of the convertible note was recorded as interest expense.

Liquidity and Capital Resources

As of March 31, 2013, we had approximately $109.7 million in cash, cash equivalents and investments. Such balances exclude the net proceeds of approximately $64.4 million, after deducting underwriting discounts, commissions and estimated offering expenses, from the aforementioned underwritten public offering of 5,750,000 shares of our common stock at $12.00 per share in April 2013.

The following table shows a summary of our cash flows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash provided by (used in)
Operating activities	$(10,266)	$(6,399)
Investing activities	11,979	(70,059)
Financing activities	1,464	57,036

Operating activities. Net cash used in operating activities was $10.3 million for the three months ended March 31, 2013, compared to net cash used of $6.4 million for the same period in 2012. This change was primarily due to changes in working capital items and an increase in net loss in the 2013 period.

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

Financing activities. Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2013, compared to $57.0 million for the same period in 2012. This decrease was primarily due to $57.0 million in net proceeds from the issuance of common stock as a result of our IPO and concurrent private placements in February 2012.

We believe that our existing cash, cash equivalents and investments as of March 31, 2013 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 14, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2013 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 14, 2013.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2013, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three month period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 14, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

In February 8, 2012, our registration statement on Form S-1 (File No. 333-177332), which registered an aggregate amount of up to $73.6 million of our common stock, was declared effective by the SEC for our IPO pursuant to which we sold 5,175,000 shares of common stock at an IPO price of $10.00 per share, including the exercise of the underwriters’ over-allotment option. As a result of the IPO, we received gross proceeds of approximately $51.8 million, which resulted in net proceeds to us of approximately $45.0 million, after underwriting expenses of approximately $6.8 million (comprising $3.6 million of underwriting discounts and commissions and $3.2 million in other offering expenses). None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates.

We intend to use the net offering proceeds to advance our independent drug candidates through the clinic and for working capital and general corporate purposes. Through March 31, 2013, the net proceeds have been applied as follows: $14.5 million to further develop CCX140, $4.8 million to advance CCX168 and CCX650, $9.4 million to advance CCX872 and CCX507 into clinical development and $11.0 million to fund other research and drug discovery programs. Pending use of the net proceeds, we intend to invest the net proceeds in short and intermediate-term, interest-bearing obligations, in investment grade securities, or in high credit quality U.S. government agency obligations and commercial paper. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 9, 2012.

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

CHEMOCENTRYX, INC.

Date: May 14, 2013	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2013	/s/ Susan M. Kanaya
Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.
*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.