Form 10-Q
period 2013-06-30
ChemoCentryx, Inc.
filed 2013-08-13
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 5, 2013, was 42,836,315.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30,	December 31,
	2013	2012
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$50,278	$8,460
Short-term investments	79,493	94,234
Accounts receivable from related party	902	1,156
Prepaid expenses and other current assets	994	630

Total current assets	131,667	104,480
Property and equipment, net	1,220	1,421
Long-term investments	36,609	16,262
Other assets	160	160

Total assets	$169,656	$122,323

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,198	$750
Accrued liabilities	5,543	6,267
Deferred revenue from related party	1,504	3,761
Current portion of equipment financing obligations	487	522

Total current liabilities	8,732	11,300
Noncurrent equipment financing obligations	131	379
Other non-current liabilities	240	298

Total liabilities	9,103	11,977
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	0	0
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; 42,802,917 shares and 36,354,547 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively, net of shares subject to repurchase	43	36
Additional paid-in capital	314,576	244,513
Note receivable	(16)	(16)
Accumulated other comprehensive income (loss)	(164)	2
Accumulated deficit	(153,886)	(134,189)

Total stockholders’ equity	160,553	110,346

Total liabilities and stockholders’ equity	$169,656	$122,323

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Collaborative research and development revenue from related party	$1,886	$1,128	$3,813	$2,146
Operating expenses:
Research and development	8,676	9,694	17,931	16,603
General and administrative	2,809	2,473	5,773	5,035

Total operating expenses	11,485	12,167	23,704	21,638

Loss from operations	(9,599)	(11,039)	(19,891)	(19,492)
Other income (expense):
Interest income	110	167	226	270
Interest expense	(15)	(21)	(32)	(756)

Total interest income (expense), net	95	146	194	(486)

Net loss	$(9,504)	$(10,893)	$(19,697)	$(19,978)

Basic and diluted net loss per common share	$(0.23)	$(0.30)	$(0.51)	$(0.58)

Shares used to compute basic and diluted net loss per common share	41,337	36,169	38,974	34,585

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(9,504)	$(10,893)	$(19,697)	$(19,978)
Unrealized (loss) gain on available-for-sale securities	(157)	(9)	(166)	1

Comprehensive loss	$(9,661)	$(10,902)	$(19,863)	$(19,977)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(19,697)	$(19,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	283	311
Stock-based compensation	3,094	1,910
Noncash interest expense, net	757	1,303
Changes in assets and liabilities:
Accounts receivable due from related party	254	130
Prepaids and other current assets	(364)	60
Other assets	—	1,935
Accounts payable	448	1,156
Other liabilities	(798)	124
Deferred revenue	(2,257)	(2,146)

Net cash used in operating activities	(18,280)	(15,195)
Investing activities
Purchases of property and equipment, net	(82)	(69)
Purchases of investments	(92,045)	(119,185)
Maturities of investments	85,532	40,108

Net cash used in investing activities	(6,595)	(79,146)
Financing activities
Proceeds from issuance of common stock	64,365	57,017
Proceeds from exercise of stock options and employee stock purchase plan	2,299	196
Proceeds from exercise of warrants	312	0
Payments on equipment financing obligations	(283)	(271)

Net cash provided by financing activities	66,693	56,942

Net increase (decrease) in cash and cash equivalents	41,818	(37,399)
Cash and cash equivalents at beginning of period	8,460	40,155

Cash and cash equivalents at end of period	$50,278	$2,756

Supplemental disclosures of cash flow information
Cash paid for interest	$16	$28
Non-cash financing activity:
Issuance of common stock for settlement of convertible debt, including accrued interest	$0	$10,215

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Participating securities are included in the computation of basic income per share using the two-class method. The calculation of diluted net loss per share excludes potential common stock because its effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options and warrants.

For the six months ended June 30, 2013 and 2012, the Company’s potential common stock includes the following shares, all of which have been excluded from the computation of diluted net loss per share because their impact is antidilutive:

	Six Months Ended June 30,
	2013	2012
Options to purchase common stock	4,873,522	4,393,070
Warrants to purchase common stock	151,672	309,500
Common stock subject to repurchase	0	700

	5,025,194	4,703,270

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013 (unaudited)
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$48,141	$0	$0	$48,141
Certificate of deposits	6,012	0	0	6,012
Government-sponsored agencies	8,008	1	(7)	8,002
Commercial paper	7,190	0	0	7,190
Corporate debt securities	95,056	6	(164)	94,898

Total available-for-sale securities	$164,407	$7	$(171)	$164,243

Classified as:
Cash equivalents				$48,141
Short-term investments				79,493
Long-term investments				36,609

Total available-for-sale securities				$164,243

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$10,403	$1	$0	$10,404
Government-sponsored agencies	6,009	1	0	6,010
Commercial paper	29,171	3	0	29,174
Corporate debt securities	71,980	23	(26)	71,977

Total available-for-sale securities	$117,563	$28	$(26)	$117,565

Classified as:
Cash equivalents				$7,069
Short-term investments				94,234
Long-term investments				16,262

Total available-for-sale securities				$117,565

All available-for-sale securities held as of June 30, 2013, had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of June 30, 2013, have been in a continuous unrealized loss position for more than 12 months. As of June 30, 2013, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013 (unaudited)
Description	Level 1	Level 2	Level 3	Total
Money market fund	$48,141	$0	$0	$48,141
Certificate of deposits	6,012	0	0	6,012
Government-sponsored agencies	0	8,002	0	8,002
Commercial paper	0	7,190	0	7,190
Corporate debt securities	0	94,898	0	94,898

Total assets	$54,153	$110,090	$0	$164,243

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Money market fund	$10,404	$0	$0	$10,404
Government-sponsored agencies	0	6,010	0	6,010
Commercial paper	0	29,174	0	29,174
Corporate debt securities	0	71,977	0	71,977

Total assets	$10,404	$107,161	$0	$117,565

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

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2013 (unaudited)	December 31, 2012
Research and development related	$3,205	$3,678
Compensation related	1,320	1,889
Other	1,018	700

	$5,543	$6,267

6.	Related-Party Transactions

Glaxo Group Limited

In August 2006, the Company entered into a product development and commercialization agreement with Glaxo Group Limited (GSK). The Company recognized the following revenues from GSK during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GSK:
Contract revenue	$758	$0	$1,557	$0
Recognition of up-front payments	1,128	1,128	2,256	2,146

Total revenues	$1,886	$1,128	$3,813	$2,146

At June 30, 2013 and December 31, 2012, the Company had an accounts receivable balance due from GSK of $0.9 million and $1.2 million, respectively.

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

Follow On Public Offering

In April 2013, the Company completed an underwritten public offering of 5,750,000 shares of its common stock at $12.00 per share. The Company received net proceeds of $64.4 million, after deducting underwriting discounts, commissions and offering expenses.

Warrants to Purchase Common Stock

In February 2012, in connection with the IPO, the Company’s outstanding warrants to purchase Series B convertible preferred stock converted into warrants to purchase 159,500 shares of common stock at $5.20 per share, with expiration dates from 2012 through 2014. As discussed in Note 6, upon the completion of the Company’s IPO in February 2012, Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at $20.00 per share. As of December 31, 2012, warrants to purchase 301,672 shares of common stock were outstanding with a weighted-average exercise price of $12.56. During the six months ended June 30, 2013, warrants to purchase 150,000 shares of common stock were exercised. As of June 30, 2013, warrants to purchase 151,672 shares of common stock were outstanding with a weighted-average exercise price of $19.84.

8.	Equity Incentive Plans

During the six months ended June 30, 2013, the Company had the following option activities under its equity incentive plans:

		Outstanding Options
	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2012	1,567,902	5,292,738	$7.38
Shares authorized	1,450,000
Granted	(159,075)	159,075	13.20
Exercised	0	(562,057)	3.58
Forfeited	16,234	(16,234)	9.19

Balance at June 30, 2013	2,875,061	4,873,522	$8.00	6.59 years	$30,144,051

Stock-based Compensation

Total stock-based compensation expense was $1.6 million and $3.1 million during the three and six months ended June 30, 2013, respectively, and $0.9 million and $1.9 million during the same periods ended June 30, 2012, respectively. As of June 30, 2013, $10.9 million of total unrecognized compensation expense related to employee stock options, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.53 years.

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

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. We currently have six drug candidates in clinical development. Our drug candidates include:

•

Vercirnon (also known as Traficet-EN, CCX282 or GSK1605786) — Our most advanced drug candidate targets the chemokine receptor known as CCR9 and is currently in four pivotal Phase III clinical trials being conducted by our partner Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, for the treatment of patients with moderate-to-severe Crohn’s disease;

•	CCX140 — Our lead independent drug candidate targets the chemokine receptor known as CCR2 and is currently in Phase II clinical trials in patients with diabetic nephropathy, a form of kidney disease;

•

CCX168 — Targeting the chemoattractant receptor known as C5aR (which binds the complement fragment C5a), CCX168 is currently in a Phase II clinical trial for the treatment of anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis, and subject to GSK’s option in late 2013 if it meets the success criteria established by the joint steering committee, or JSC;

•

CCX354 (GSK2941266) — An inhibitor of the chemokine receptor known as CCR1, successfully completed a Phase II proof-of-concept clinical trial for the treatment of rheumatoid arthritis, or RA, and was subsequently licensed exclusively to GSK, now solely responsible for further clinical development;

•	CCX872 — Our next generation of orally administered inhibitors targeting CCR2 for expanded indications of renal disease is currently in Phase I clinical development; and

•	CCX507 — Our de novo wholly-owned next generation CCR9 inhibitor for inflammatory bowel disease and related disorders is currently in Phase I clinical development.

CCX140, CCX872 and CCX507 are wholly owned and are being developed independently by us, while vercirnon, CCX354 and CCX168 are subject to our collaboration agreement with GSK. In December 2009 and November 2011, GSK exercised its options to obtain exclusive licenses for the further development and commercialization of vercirnon and CCX354, respectively. Upon exercise of these options, GSK assumed sole responsibility for the further development and commercialization of these drug candidates and each of their two respective pre-defined back-up compounds. We are also advancing several additional independent drug candidates through preclinical development. Our strategy also includes identification of next generation compounds related to our drug candidates. All of our drug candidates, including those which are now subject to our collaboration with GSK, have been internally discovered.

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

Since commencing our operations in 1997, our efforts have focused on research, development and the advancement of our drug candidates into and through clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of convertible preferred and common stock, contract revenue under our collaborations, government contracts and grants and borrowings under equipment financing arrangements. In February 2012, we completed our IPO pursuant to which we received net proceeds of $45.0 million, after underwriting discounts, commissions and offering expenses. We also received gross proceeds of $12.0 million from concurrent private placements of common stock at the IPO price of $10.00 per share. In addition, the outstanding principal amount of $10.0 million and accrued interest under a convertible note we had issued to Techne Corporation, or Techne, one of our principal stockholders, automatically converted into shares of our common stock in connection with our IPO at a conversion price equal to the IPO price. In April 2013, we completed our first follow-on offering of 5,750,000 shares of our common stock at $12.00 per share. We received net proceeds of $64.4 million, after deducting underwriting discounts, commissions and offering expenses. As of June 30, 2013, we had an accumulated deficit of $153.9 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of Food and Drug Administration, or FDA, approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Business Highlights and Recent Developments

•

In June 2013, we reported successfully completing enrollment in our Phase II clinical trial in patients with diabetic nephropathy with CCX140, our wholly-owned CCR2 inhibitor. We surpassed the target enrollment of 270 patients by 62, enrolling a total of 332 patients in this randomized, double-blind, placebo-controlled study. We expect to report 12-week interim data in approximately 200 patients from this trial in the third quarter of 2013.

•

In May 2013, we presented positive Phase I safety data for CCX507, our de novo CCR9 inhibitor, in healthy patients, and positive preclinical data in ulcerative colitis models of inflammatory bowel disease. These data further strengthen the rationale for the use of a CCR9 inhibitor in inflammatory bowel disease.

•

In April 2013, we completed our first follow-on offering of 5,750,000 shares of our common stock at $12.00 per share. We received net proceeds of $64.4 million, after deducting underwriting discounts, commissions and offering expenses.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the six months ended June 30, 2013, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 14, 2013.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the three and six months ended June 30, 2013, our revenue was derived from contract revenue and the recognition of up-front payments from GSK. Total revenues for the periods, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GSK:
Contract revenue	$758	$—	$1,557	$—
Recognition of up-front payments	1,128	1,128	2,256	2,146

Total revenues	$1,886	$1,128	$3,813	$2,146

Dollar increase	758		1,667
Percentage increase	67%		78%

The increases in revenues from 2012 to 2013 for the three and six month periods were primarily due to funding of clinical support from GSK for CCX168, our C5aR inhibitor, for the treatment of ANCA associated vasculitis.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research the discovery and development of novel small molecule therapeutics, such as vercirnon and CCX140; the development of our suite of proprietary drug discovery technologies, known collectively as EnabaLink, which includes our proprietary Reverse Activation of Migration, or RAM, screening technology and preclinical studies and clinical trials of our drug candidates. We expense all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three and six month periods, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development expenses	$8,676	$9,694	$17,931	$16,603
Dollar increase (decrease)	$(1,018)		$1,328
Percentage increase (decrease)	(11%)		8%

The decrease in research and development expenses from 2012 to 2013 for the three month period was primarily due to lower expenses associated with developing our next generation drug candidates as the Phase I clinical development of CCX872, our second generation CCR2 inhibitor (CCR2 2G), and CCX507, our de novo CCR9 drug candidate, near completion. In addition, lower expenses associated with drug discovery efforts targeting CXCR7 contributed to the decrease for the period. These decreases were partially offset by increased expenses associated with CCX168, our C5aR inhibitor, primarily due to continued patient enrollment in our Phase II clinical trial for the treatment of ANCA associated vasculitis, and higher drug discovery efforts in programs targeting chemokine receptors such as CCR6 and CCR4.

The increase in research and development expenses from 2012 to 2013 for the six month period was primarily attributed to higher expenses associated with CCX168 and CCX872 as these programs further advanced in the clinic, and additional investment in our drug discovery programs, including our third generation CCR2 inhibitor (CCR2 3G) and CCR6. These increases were partially offset by a decrease in expenses associated with CCX507 and the drug discovery efforts targeting CXCR7. The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Development candidate (Target)
CCX140 (CCR2)	$3,494	$3,692	$6,216	$6,334
CCX872 (CCR2 2G)	666	1,248	2,329	1,855
CCX168 (C5aR)	933	387	1,911	783
CCX507 (CCR9 de novo )	564	1,513	1,323	2,247
CCX650 (CXCR7)	119	1,162	307	2,204
Other (CCR2 3G, CCR6, CCR4, CCR1 2G, CXCR6, Other)	2,900	1,692	5,845	3,180

Total research and development	$8,676	$9,694	$17,931	$16,603

We track specific project expenses that are directly attributable to our clinical development candidates and preclinical candidates that have been nominated and selected for further development. Such project specific expenses include third-party contract costs relating to formulation, manufacturing, preclinical studies and clinical trial activities. Unlike our early stage research and drug discovery programs, we allocate research and development salaries, benefits or indirect costs to our development candidates and we have included such costs in the project specific expenses. All remaining research and development expenses are reflected in “Other” which represents early stage drug discovery programs. Such expenses include unallocated employee salaries and related benefits, stock-based compensation, consulting and contracted services to supplement our in-house laboratory activities, laboratory consumables and allocated facility costs associated with these earlier stage programs.

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

General and administrative expenses

Total general and administrative expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
General and administrative expenses	$2,809	$2,473	$5,773	$5,035
Dollar increase	$336		$738
Percentage increase	14%		15%

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

The increases from 2012 to 2013 for the three and six month periods were primarily due to increased stock based compensation expense for stock option grants in addition to higher professional service fees relating to fulfilling our reporting obligations as a public company. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a public company. These public company related increases will likely include investor and public relations expenses and legal and accounting related fees and expenses associated with preparing the Company to meet the requirements pursuant to the Sarbanes-Oxley Act of 2002.

Other income (expense)

Other income (expense) primarily consists of interest income earned on our marketable securities and interest expense incurred on our equipment financing obligations and our convertible note. Total other income (expense), net, as compared to prior years was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income	$110	$167	$226	$270
Interest expense	(15)	(21)	(32)	(756)

Total other income (expense), net	$95	$146	$194	$(486)

Dollar increase (decrease)	(51)		680
Percentage increase (decrease)	(35%)		140%

The decreases in interest income from 2012 to 2013 for the three and six month periods were primarily due to having a higher proportion of the investment portfolio in money market funds during the first half of 2013. The decreases in interest expense from 2012 to 2013 for the same periods were primarily due to the automatic conversion of the convertible note issued to Techne to common stock upon the completion of our IPO in February 2012. Prior to its conversion, the change in the estimated fair value of the convertible note was recorded as interest expense.

Liquidity and Capital Resources

As of June 30, 2013, we had approximately $166.4 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash provided by (used in)
Operating activities	$(18,280)	$(15,195)
Investing activities	(6,595)	(79,146)
Financing activities	66,693	56,942

Operating activities. Net cash used in operating activities was $18.3 million for the six months ended June 30, 2013, compared to net cash used of $15.2 million for the same period in 2012. This change was primarily due to changes in working capital items.

Investing activities. Net cash used in investing activities for periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business. Following our February 2012 IPO and our recent follow-on offering in April 2013, we invested the majority of our net proceeds received in short and long term investments. We finance property and equipment purchases through equipment financing facilities. Proceeds from collaboration agreements and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes.

Financing activities. Net cash provided by financing activities of $66.7 million for the six months ended June 30, 2013 was primarily due to $64.4 million in net proceeds from the issuance of common stock as a result of our recent follow-on offering in April 2013. Net cash provided by financing activities of $56.9 million for the same period in 2012 was primarily due to $57.0 million in net proceeds from the issuance of common stock as a result of our IPO and concurrent private placements in February 2012.

We believe that our existing cash, cash equivalents and investments as of June 30, 2013 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones under our agreement with GSK;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our drug candidates and potential drug candidates;

•	the number and characteristics of drug candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory environment;

•	the cost and timing of hiring new employees to support continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the cost and timing of procuring clinical and commercial supplies of our drug candidates;

•	the cost and timing of establishing sales, marketing and distribution capabilities; and

•	the extent to which we acquire or invest in businesses, products or technologies.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 14, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2013 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 14, 2013.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2013, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to use the net offering proceeds to advance our independent drug candidates through clinical development and for working capital and general corporate purposes. Through June 30, 2013, the net proceeds have been fully applied as follows: $16.9 million to further develop CCX140, $5.0 million to advance CCX168 and CCX650, $10.2 million to advance CCX872 and CCX507 into clinical development and $12.9 million to fund other research and drug discovery programs.

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

CHEMOCENTRYX, INC.

Date: August 13, 2013	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2013	/s/ Susan M. Kanaya
Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.
*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.