Form 10-Q
period 2013-09-30
ChemoCentryx, Inc.
filed 2013-11-12
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 4, 2013, was 42,865,408.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	September 30,	December 31,
	2013	2012
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$22,315	$8,460
Short-term investments	102,224	94,234
Accounts receivable from related party	523	1,156
Prepaid expenses and other current assets	560	630

Total current assets	125,622	104,480
Property and equipment, net	1,440	1,421
Long-term investments	32,731	16,262
Other assets	160	160

Total assets	$159,953	$122,323

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$692	$750
Accrued liabilities	5,004	6,267
Deferred revenue from related party	376	3,761
Current portion of equipment financing obligations	413	522

Total current liabilities	6,485	11,300
Noncurrent equipment financing obligations	62	379
Other non-current liabilities	222	298

Total liabilities	6,769	11,977

Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	0	0
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2013 and December 31, 2012, respectively; 42,865,408 shares and 36,354,547 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively, net of shares subject to repurchase	43	36
Additional paid-in capital	316,467	244,513
Note receivable	(16)	(16)
Accumulated other comprehensive income	9	2
Accumulated deficit	(163,319)	(134,189)

Total stockholders’ equity	153,184	110,346

Total liabilities and stockholders’ equity	$159,953	$122,323

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Collaborative research and development revenue from related party	$1,522	$1,128	$5,335	$3,274
Operating expenses:
Research and development	8,193	8,746	26,124	25,349
General and administrative	2,882	2,619	8,655	7,654

Total operating expenses	11,075	11,365	34,779	33,003

Loss from operations	(9,553)	(10,237)	(29,444)	(29,729)
Other income (expense):
Interest income	134	141	360	411
Interest expense	(14)	(20)	(46)	(776)

Total interest income (expense), net	120	121	314	(365)

Net loss	$(9,433)	$(10,116)	$(29,130)	$(30,094)

Basic and diluted net loss per common share	$(0.22)	$(0.28)	$(0.72)	$(0.86)

Shares used to compute basic and diluted net loss per common share	42,839	36,180	40,262	35,117

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(9,433)	$(10,116)	$(29,130)	$(30,094)
Unrealized (loss) gain on available-for-sale securities	173	81	7	82

Comprehensive loss	$(9,260)	$(10,035)	$(29,123)	$(30,012)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net loss	$(29,130)	$(30,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	426	456
Stock-based compensation	4,699	3,415
Noncash interest expense, net	1,243	1,960
Changes in assets and liabilities:
Accounts receivable due from related party	633	216
Prepaids and other current assets	70	572
Other assets	—	1,935
Accounts payable	(58)	38
Other liabilities	(1,363)	1,337
Deferred revenue from related party	(3,385)	(3,274)

Net cash used in operating activities	(26,865)	(23,439)
Investing activities
Purchases of property and equipment, net	(445)	(113)
Purchases of investments	(119,253)	(141,977)
Maturities of investments	93,582	81,563

Net cash used in investing activities	(26,116)	(60,527)
Financing activities
Proceeds from issuance of common stock	64,365	57,017
Proceeds from exercise of stock options and employee stock purchase plan	2,585	317
Proceeds from exercise of warrants	312	0
Payments on equipment financing obligations	(426)	(408)

Net cash provided by financing activities	66,836	56,926

Net increase (decrease) in cash and cash equivalents	13,855	(27,040)
Cash and cash equivalents at beginning of period	8,460	40,155

Cash and cash equivalents at end of period	$22,315	$13,115

Supplemental disclosures of cash flow information
Cash paid for interest	$22	$39
Non-cash financing activity:
Issuance of common stock for settlement of convertible debt, including accrued interest	$0	$10,215

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

For the three and nine months ended September 30, 2013 and 2012, the Company’s potential common stock includes the following shares, all of which have been excluded from the computation of diluted net loss per share because their impact is antidilutive:

	September 30,
	2013	2012
Options to purchase common stock	5,371,204	5,396,959
Warrants to purchase common stock	151,672	309,500

	5,522,876	5,706,459

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$21,327	$0	$0	$21,327
Certificate of deposits	6,018	0	0	6,018
U.S. treasury securities	2,003	3	0	2,006
Government-sponsored agencies	9,818	10	(1)	9,827
Commercial paper	9,692	0	0	9,692
Corporate debt securities	107,414	39	(42)	107,411

Total available-for-sale securities	$156,272	$52	$(43)	$156,281

Classified as:
Cash equivalents				$21,326
Short-term investments				102,224
Long-term investments				32,731

Total available-for-sale securities				$156,281

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$10,403	$1	$0	$10,404
Government-sponsored agencies	6,009	1	0	6,010
Commercial paper	29,171	3	0	29,174
Corporate debt securities	71,980	23	(26)	71,977

Total available-for-sale securities	$117,563	$28	$(26)	$117,565

Classified as:
Cash equivalents				$7,069
Short-term investments				94,234
Long-term investments				16,262

Total available-for-sale securities				$117,565

All available-for-sale securities held as of September 30, 2013, had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of September 30, 2013, have been in a continuous unrealized loss position for more than 12 months. As of September 30, 2013, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
Description	Level 1	Level 2	Level 3	Total
Money market fund	$21,327	$0	$0	$21,327
Certificate of deposits	6,018	0	0	6,018
U.S. treasury securities	0	2,006	0	2,006
Government-sponsored agencies	0	9,827	0	9,827
Commercial paper	0	9,692	0	9,692
Corporate debt securities	0	107,411	0	107,411

Total assets	$27,345	$128,936	$0	$156,281

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Money market fund	$10,404	$0	$0	$10,404
Government-sponsored agencies	0	6,010	0	6,010
Commercial paper	0	29,174	0	29,174
Corporate debt securities	0	71,977	0	71,977

Total assets	$10,404	$107,161	$0	$117,565

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

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Research and development related	$2,615	$3,678
Compensation related	1,613	1,889
Other	776	700

	$5,004	$6,267

6.	Related-Party Transactions

Glaxo Group Limited

In August 2006, the Company entered into a product development and commercialization agreement with Glaxo Group Limited (GSK). The Company recognized the following revenues from GSK during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
GSK:
Contract revenue	$393	$0	$1,950	$0
Recognition of up-front payments	1,129	1,128	3,385	3,274

Total revenues	$1,522	$1,128	$5,335	$3,274

At September 30, 2013 and December 31, 2012, the Company had an accounts receivable balance due from GSK of $0.5 million and $1.2 million, respectively.

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

Warrants to Purchase Common Stock

In February 2012, in connection with the IPO, the Company’s outstanding warrants to purchase Series B convertible preferred stock converted into warrants to purchase 159,500 shares of common stock at $5.20 per share, with expiration dates from 2012 through 2014. As discussed in Note 6, upon the completion of the Company’s IPO in February 2012, Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at $20.00 per share. As of December 31, 2012, warrants to purchase 301,672 shares of common stock were outstanding with a weighted-average exercise price of $12.56. During the nine months ended September 30, 2013, warrants to purchase 150,000 shares of common stock were exercised. As of September 30, 2013, warrants to purchase 151,672 shares of common stock were outstanding with a weighted-average exercise price of $19.84.

8.	Equity Incentive Plans

During the nine months ended September 30, 2013, the Company had the following option activities under its equity incentive plans:

		Outstanding Options
	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2012	1,567,902	5,292,738	$7.38
Shares authorized	1,450,000
Granted	(935,650)	935,650	14.09
Exercised	0	(624,548)	3.68
Forfeited	232,636	(232,636)	12.23

Balance at September 30, 2013	2,314,888	5,371,204	$8.77	6.44 years	$2,611,479

Stock-based Compensation

Total stock-based compensation expense was $1.6 million and $4.7 million during the three and nine months ended September 30, 2013, respectively, and $1.5 million and $3.4 million during the same periods ended September 30, 2012, respectively. As of September 30, 2013, $13.8 million of total unrecognized compensation expense related to employee stock options, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.81 years.

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those included in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 14, 2013.

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

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. We currently have six drug candidates in clinical development. Our drug candidates include:

CCXI Wholly Owned Drug Candidates:

•	CCX140 — Our lead independent drug candidate targets the chemokine receptor known as CCR2 and is currently in Phase II clinical trials in patients with diabetic nephropathy, a form of kidney disease;

•	CCX872 — Our next generation orally administered inhibitor targeting CCR2 for other renal indications or inflammatory diseases is expected to complete Phase I clinical development in the first half of 2014;

•	CCX507 — Our de novo wholly owned next generation CCR9 inhibitor for the treatment of inflammatory bowel disease is expected to complete Phase I clinical development in the first half of 2014; and

•	Vercirnon (also known as Traficet-EN, or CCX282) — Targeting the chemokine receptor known as CCR9, vercirnon is our drug candidate for the treatment of patients with moderate-to-severe Crohn’s disease. In September 2013, we regained all rights to this program from our partner, Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline.

Drug Candidates Subject to Our Collaboration Agreement with GSK:

•	CCX168 — Targeting the chemoattractant receptor known as C5aR (which binds the complement fragment C5a), CCX168 is currently in a Phase II clinical trial for the treatment of anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis, and subject to GSK’s option in late 2013; and

•	CCX354 (GSK2941266) — An inhibitor of the chemokine receptor known as CCR1, completed a Phase II proof-of-concept clinical trial for the treatment of rheumatoid arthritis, or RA, and was subsequently licensed exclusively to GSK, now solely responsible for further clinical development.

CCX140, CCX872 and CCX507 are wholly owned and are being developed independently by ChemoCentryx, while CCX354 and CCX168 are subject to our collaboration agreement with GSK. We are also advancing several additional independent drug candidates through preclinical development. Our strategy also includes identification of next generation compounds related to our drug candidates. All of our drug candidates, including those which are now subject to our collaboration with GSK, have been internally discovered.

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

In December 2009, GSK exercised its options to vercirnon (CCR9) and two identified back-up compounds. In September 2013, GSK elected to return vercirnon and its two identified back-up compounds after vercirnon did not achieve the primary endpoint in the SHIELD-1 study of improvement in clinical response and the key secondary endpoint of clinical remission. In accordance with the terms of the collaboration agreement, GSK shall provide us with the following, including but not limited to, all clinical study data and results, regulatory filings, and existing inventory of drug substance and drug products. GSK shall also assign to us any regulatory filings and trademarks. Upon return of the vercirnon program, we are free to develop vercirnon independently or with another collaboration partner should we decide to continue the development of vercirnon.

In November 2011, GSK exercised its option to obtain an exclusive license for the further development and commercialization of CCX354, (CCR1), and two identified back-up compounds and assumed sole responsibility for further development and commercialization of this drug candidate. In addition, we and GSK determined not to further advance the development of CCX832 (ChemR23) or its two designated back-up compounds. Thus, GSK’s only remaining option is to CCX168 (C5aR) and its associated back-up compounds which is anticipated in the fourth quarter of this year. If GSK does not exercise its option to CCX168, we will evaluate our alternatives for further development of this drug candidate, which may entail internally developing it or identifying other collaboration partners for its development.

Since commencing our operations in 1997, our efforts have focused on research, development and the advancement of our drug candidates into and through clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of convertible preferred and common stock, contract revenue under our collaborations, government contracts and grants and borrowings under equipment financing arrangements. In February 2012, we completed our IPO pursuant to which we received net proceeds of $45.0 million, after underwriting discounts, commissions and offering expenses. We also received gross proceeds of $12.0 million from concurrent private placements of common stock at the IPO price of $10.00 per share. In addition, the outstanding principal amount of $10.0 million and accrued interest under a convertible note we had issued to Techne Corporation, or Techne, one of our principal stockholders, automatically converted into shares of our common stock in connection with our IPO at a conversion price equal to the IPO price. In April 2013, we completed our first follow-on offering of 5,750,000 shares of our common stock at $12.00 per share. We received net proceeds of $64.4 million, after deducting underwriting discounts, commissions and offering expenses. As of September 30, 2013, we had an accumulated deficit of $163.3 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of Food and Drug Administration, or FDA, approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Recent Developments

Top-Line 12 Week Interim Data for CCX140

In September 2013, we reported 12 week interim data from an ongoing Phase II study in patients with diabetic nephropathy, also known as diabetic kidney disease, with CCX140, our wholly owned CCR2 inhibitor. Examining data through the first 12 weeks of dosing in the ongoing 52 week trial, in which CCX140 is added on top of the standard of care for diabetic nephropathy patient (i.e., stable doses of angiotensin pathway inhibitors), the drug candidate appears well-tolerated in the patient population to date. In addition, data also showed that patients treated with 5mg CCX140 once daily had a statistically significant reduction of protein in the urine, or proteinuria, as measured by Urinary Albumin Creatinine Ratio (UACR) versus those patients receiving only the standard of care (placebo group), following two weeks of treatment, with concurring downward trends in UACR observed following 8-weeks and 12-weeks of treatment with CCX140. We believe the data support the continued progress of full 52 weeks of dosing in the Phase II trial as planned. Data from 52 week study are expected in the second half of 2014.

Regaining Global Rights for Vercirnon From GSK

In August 2013, GSK reported the first of four Phase III studies, the SHIELD-1 study, investigating vercirnon, an inhibitor of the chemokine receptor known as CCR9, in patients with moderate-to-severe Crohn’s disease did not achieve the primary endpoint of improvement in clinical response and the key secondary endpoint of clinical remission. In September 2013, we announced that GSK returned to us all rights to vercirnon for all indications, including the treatment of inflammatory bowel disease. As a result, we plan to evaluate the potential future development and funding strategy for vercirnon, following the completion of the asset transfer back from GSK.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2013, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 14, 2013.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the three and nine months ended September 30, 2013, our revenue was derived from contract revenue and the recognition of up-front payments from GSK. Total revenues for the periods, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
GSK:
Contract revenue	$393	$—	$1,950	$—
Recognition of up-front payments	1,129	1,128	3,385	3,274

Total revenues	$1,522	$1,128	$5,335	$3,274

Dollar increase	394		2,061
Percentage increase	35%		63%

The increases in revenues from 2012 to 2013 for the three and nine month periods were primarily due to funding of clinical support from GSK for CCX168, our C5aR inhibitor, for the treatment of ANCA associated vasculitis.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, the discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We expense all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three and nine month periods, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Research and development expenses	$8,193	$8,746	$26,124	$25,349
Dollar increase (decrease)	$(553)		$775
Percentage increase (decrease)	(6%)		3%

The decrease in research and development expenses from 2012 to 2013 for the three month period was primarily due to lower expenses associated with CCX168, our C5aR inhibitor, as its Phase II clinical development nears completion. Further, expenses associated with developing our next generation drug candidates decreased due to the timing of Phase I related activities. In addition, lower expenses associated with drug discovery efforts targeting CXCR7 contributed to the decrease for the period. These decreases were partially offset by higher expenses associated with CCX140, our CCR2 inhibitor, as it further advanced in clinical development for the treatment of diabetic nephropathy, and higher expenses associated with developing our next generation drug candidates such as a CCR9 inhibitor (CCR9 3G) and a CCR2 inhibitor (CCR2 3G).

The increase in research and development expenses from 2012 to 2013 for the nine month period was primarily attributed to higher expenses associated with CCX168 and CCX140 as these programs further advanced in the clinic, and additional investment in our drug discovery programs, including CCR2 3G, CCR9 3G and CCR6. These increases were partially offset by a decrease in expenses associated with CCX507 and the drug discovery efforts targeting CXCR7. The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Development candidate (Target)
CCX140 (CCR2)	$3,832	$3,503	$10,048	$9,837
CCX872 (CCR2 2G)	251	673	2,580	2,528
CCX168 (C5aR)	626	1,210	2,537	1,993
CCX507 (CCR9 de novo)	444	475	1,767	2,722
CCX650 (CXCR7)	103	387	410	2,591
Other (CCR2 3G, CCR9 3G, CXCR6, CCR4, CCR1 2G, Other)	2,937	2,498	8,782	5,678

Total research and development	$8,193	$8,746	$26,124	$25,349

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

Most of our product development programs are at an early-to-mid-stage; therefore the successful development of our drug candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each drug candidate and are difficult to predict for each product. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our drug candidates or if, or to what extent, we will generate revenues from the commercialization and sale of any of our drug candidates. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate, as well as ongoing assessment as to each drug candidate’s commercial potential. We will need to raise additional capital or may seek additional strategic alliances in the future in order to complete the development and commercialization of our drug candidates, including CCX140, our lead independent drug candidate, and vercirnon.

General and administrative expenses

Total general and administrative expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
General and administrative expenses	$2,882	$2,619	$8,655	$7,654
Dollar increase	$263		$1,001
Percentage increase	10%		13%

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

The increases from 2012 to 2013 for the three and nine month periods were primarily due to increased stock based compensation expense for stock option grants in addition to higher professional service fees relating to fulfilling our reporting obligations as a public company. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a public company. These public company related increases will likely include investor and public relations expenses and legal and accounting related fees and expenses associated with preparing the Company to meet the requirements pursuant to the Sarbanes-Oxley Act of 2002.

Other income (expense)

Other income (expense) primarily consists of interest income earned on our marketable securities and interest expense incurred on our equipment financing obligations and our convertible note. Total other income (expense), net, as compared to prior years was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income	$134	$141	$360	$411
Interest expense	(14)	(20)	(46)	(776)

Total other income (expense), net	$120	$121	$314	$(365)

Dollar increase (decrease)	(1)		679
Percentage increase (decrease)	(1%)		186%

The increase in total other income (expense), net from 2012 to 2013 for the nine month period was primarily due to the automatic conversion of the convertible note issued to Techne to common stock upon the completion of our IPO in February 2012. Prior to its conversion, the change in the estimated fair value of the convertible note was recorded as interest expense.

Liquidity and Capital Resources

As of September 30, 2013, we had approximately $157.3 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Cash provided by (used in)
Operating activities	$(26,865)	$(23,439)
Investing activities	(26,116)	(60,527)
Financing activities	66,836	56,926

Operating activities. Net cash used in operating activities was $26.9 million for the nine months ended September 30, 2013, compared to $23.4 million for the same period in 2012. This change was primarily due to changes in working capital items.

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

Financing activities. Net cash provided by financing activities of $66.8 million for the nine months ended September 30, 2013 was primarily due to $64.4 million in net proceeds from the issuance of common stock as a result of our recent follow-on offering in April 2013. Net cash provided by financing activities of $56.9 million for the same period in 2012 was primarily due to $57.0 million in net proceeds from the issuance of common stock as a result of our IPO and concurrent private placements in February 2012.

We believe that our existing cash, cash equivalents and investments as of September 30, 2013 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2013 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 14, 2013.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2013, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 14, 2013, other than the revisions to the following risk factors regarding the commercial success of vercirnon being dependent on the development and marketing efforts of Glaxo Group Limited, or GSK.

Risks Related to Our Business

We anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations Our net loss for the nine months ended September 30, 2013 and 2012 was $29.1 million and $30.1 million, respectively. As of September 30, 2013, we had an accumulated deficit of $163.3 million. We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to increase in the near term as we continue to conduct clinical trials for CCX140, CCX168, CCX872 and CCX507 and conduct research and development of our other drug candidates. Our collaboration partner, Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, continues to retain all funding obligations for the further clinical development and commercialization of CCX354 under our collaboration agreement with GSK. If GSK exercises its option for further development and commercialization of CCX168, our remaining drug candidate subject to the agreement, it will assume all funding obligations with respect to further clinical development of such drug candidate, but if it does not exercise such option, we will be responsible for such funding obligations. All of our products are in development and none has been approved for sale. To date, we have derived all of our revenues from up-front fees and milestone payments, other payments pursuant to our collaboration agreements and government grants and contracts for research and development. We do not anticipate that we will generate revenue from the sale of our products for the foreseeable future. In addition, if approved, we expect to incur significant costs to commercialize our drug candidates and our drugs may never gain market acceptance. If our drug candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

If GSK does not exercise its remaining option under our collaboration agreement with GSK, if the further development and commercialization efforts of GSK are not successful with respect to drug candidates for which it does exercise its options thereunder, or if GSK terminates the alliance or a particular program thereunder, we will not receive any additional revenue under the alliance with respect to such programs and our results of operations and financial condition will be materially adversely affected.

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

In December 2009, GSK exercised its option under the agreement to obtain an exclusive license for the further development and commercialization of vercirnon, our CCR9 drug candidate, and two identified back-up compounds (CCX025 and CCX807). As GSK elected to return vercirnon and its two identified back-up compounds to us in September 2013 after vercirnon did not achieve the primary endpoint in the SHIELD-1 study of improvement in clinical response and the key secondary endpoint of clinical remission, we are no longer eligible to receive additional payments from GSK with respect to this drug candidate. In the event that we or any future partner uses data generated by GSK in the SHIELD-1 study in a regulatory filing for a Phase III pivotal trial, GSK would be entitled to receive a low single digit royalty from us on net sales of vercirnon.

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

We are advancing multiple drug candidates through discovery and development and will require substantial funds to conduct development, including preclinical studies and clinical trials, of our drug candidates. Commercialization of any drug candidate will also require substantial expenditures. While we currently expect GSK to assist us in our development and commercialization efforts with respect to those of our drug candidates for which GSK exercises an option under our agreement, we may also need additional financing to the extent that we are required to hire additional employees to co-promote drug candidates or to commercialize drug candidates that are not covered by, or may not be covered by our collaboration agreement. In addition, with respect to any drug candidate for which we have exclusive rights but do not intend to develop internally, such as vercirnon, our ability to develop and commercialize such drug candidate will depend upon our ability to identify alternative financing or collaboration arrangements and there can be no assurance that we will be successful in identifying or implementing any such arrangement.

As of September 30, 2013, we had approximately $157.3 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our independent programs that we believe will complement or augment our existing business. For example, we plan to find a partner for co-development and commercialization of CCX140 outside North America upon completion of clinical development of CCX140 for the treatment of patients with diabetic nephropathy, and we may seek to find a partner or alternative financing arrangements with respect to the completion of clinical development and commercialization of vercirnon. We face significant competition in seeking appropriate strategic partners or other alternative arrangements and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any current or future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

We rely on third party contract manufacturing organizations to manufacture and supply our drug candidates for us, other than CCX354 for which GSK has manufacturing responsibility. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers. We may also face delays in the development and commercialization of our drug candidates.

Upon GSK’s exercise of its options for the further development of vercirnon and CCX354, it assumed sole manufacturing responsibility for those drug candidates and each of their two respective back-up compounds. We are no longer involved in the manufacture of CCX354, but have resumed responsibility for vercirnon following its return to us by GSK in September 2013. We currently have limited experience in, and we do not own facilities for, manufacturing vercirnon or our other drug candidates. We rely upon third party contract manufacturing organizations to manufacture and supply larger quantities of these other drug candidates. The manufacture of pharmaceutical products in compliance with current good manufacturing practices, or cGMP, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the drug candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA cGMP requirements, other federal and state regulatory requirements, and foreign regulations. Raw materials for the synthesis of our API are sourced globally. If the manufacturers of our raw materials and pharmaceutical products were to encounter any difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study drugs in our preclinical studies and clinical trials would be jeopardized. Any delay or interruption in the supply of preclinical study or clinical trial materials could delay the completion of our preclinical studies and clinical trials, increase the costs associated with maintaining our preclinical study and clinical trial programs and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the studies and trials completely.

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

We currently rely on a single source supplier for API for each of our drug candidates, other than CCX354 for which the responsibility for supplying the API and drug product has been assumed by GSK. IRIX Pharmaceuticals, Inc., currently manufactures the API for CCX140 and CCX168 for our Phase II clinical trials and CCX507 for our Phase I clinical trial. Cambridge Major Laboratories has been contracted to manufacture CCX140 API for our Phase III clinical trials. Carbogen Amcis produces the API for CCX872. Our current agreements with our suppliers do not provide for the entire supply of the API necessary for additional clinical trials or for full-scale commercialization. We have agreements with the University of Iowa Pharmaceuticals to manufacture the drug product for CCX140 for our Phase II clinical trials and GSK to manufacture the drug product for CCX168. Patheon has been contracted to manufacture CCX140 drug product for our Phase III clinical trials. In the event that we and our suppliers cannot agree to the terms and conditions for them to provide some or all of our API clinical and commercial supply needs, or if any single source supplier terminates the agreement in response to a breach by us, we would not be able to manufacture the API on a commercial scale until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, drug candidates.

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

Risks Related to Intellectual Property

We may have to license rights from Millennium Pharmaceuticals, Inc. or engage in patent litigation in order to secure the rights necessary to commercialize vercirnon. Patent litigation could absorb significant management time and financial resources, and, if we do not prevail, could have a material adverse effect on our ability to derive revenues from vercirnon.

Millennium Pharmaceuticals, Inc., or Millennium, has obtained certain U.S. patents which include claims to small molecules that modulate CCR9, compositions thereof, and methods of using them to treat conditions such as IBD. We became aware of Millennium’s CCR9-related patent applications during our own routine patent and patent literature review. Millennium, which was acquired by Takeda Pharmaceutical Company Limited, or Takeda, in May 2008 and is currently a wholly owned subsidiary of Takeda, may contend that the claims of these patents cover our patented vercirnon drug candidate. We believe that our activities related to vercirnon are currently exempt from patent infringement liability because these activities are strictly limited to obtaining information for regulatory approval. However, if and when our vercirnon related activities extend beyond those related to seeking regulatory approval, such as, for example, if and when we commercialize vercirnon, Millennium might then commence an infringement action against us based on these patents and/or other related patents that it may be granted in the future. If Millennium elects to sue us, we believe that we may have viable defenses to any such infringement suit. However, we cannot assure you that the relevant court would find in our favor with respect to such defenses. Intellectual property litigation and patent litigation in particular, is expensive, complex and lengthy and its outcome is difficult to predict. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our strategic partners from using, selling, offering to sell or importing out current or future drug candidates or could enter an order mandating that we undertake certain remedial activities. During 2005, we did engage in preliminary discussions with Millennium regarding potentially collaborating with respect to CCR9, given that both we and Millennium have patents relating to CCR9. However, these discussions were general in nature and did not progress beyond the preliminary stage. Other than these preliminary discussions, we have not had any conversations or contacts with Millennium relating to CCR9. In addition, in April 2012, an opposition was filed with the European Patent Office by Millennium with respect to one of our patents relating to broad genus claims describing small molecules that target CCR9, the scope of which also relates to vercirnon. The opposition filed by Millennium alleged that the subject matter of such patent is not novel; such patent does not involve an inventive step; such patent does not sufficiently disclose the invention and the subject matter of such patent extends beyond the content of its patent application. In October 2013, the Opposition Division of the European Patent Office verbally announced a decision against the opposition filed by Millennium. Millennium will have the ability to appeal the written decision of the Opposition Division for a period of two months following its issuance. In the event that Millennium appeals the written decision of the Opposition Division, we intend to continue to defend the patent in question vigorously. Furthermore, we hold patents in Europe on CCR9 inhibitors including a selection patent on vercirnon that were not subject to the opposition filed.

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

The following risk factor has been deleted as the success of vercirnon is no longer dependent on GSK.

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

Not Applicable.

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

CHEMOCENTRYX, INC.

/s/ Thomas J. Schall, Ph.D.
Date: November 12, 2013
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Susan M. Kanaya
Date: November 12, 2013
Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.
*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.