Form 10-K
period 2013-12-31
ChemoCentryx, Inc.
filed 2014-03-14
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $249.5 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market of $14.14 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 7, 2014 was 43,148,239.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2013.

CHEMOCENTRYX, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2013

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

We currently have five drug candidates in clinical development. Our pipeline comprises the following programs:

C5aR Program:

•

CCX168 — Targeting the chemoattractant receptor known as C5aR (which binds the complement fragment C5a), CCX168 has successfully completed and reported positive clinical data from the first two steps of a three-step Phase II clinical trial for the treatment of anti-neutrophil cytoplasmic antibody, or ANCA, associated renal vasculitis, or AARV (also referred to ANCA-associated glomerulonephritis, or AAGN);

CCR2 Program:

•

CCX140 — Targeting the chemokine receptor known as CCR2, CCX140 is currently in Phase II clinical development in patients with diabetic nephropathy, a form of kidney disease. Data from an ongoing 52-week clinical trial in approximately 200 patients are expected in the fourth quarter of 2014;

•	CCX872 — Our second generation orally administered inhibitor targeting CCR2, CCX872 is expected to complete Phase I clinical development in the second half of 2014;

CCR9 Program:

•

Vercirnon (also known as Traficet-EN, or CCX282) —Targeting the chemokine receptor known as CCR9, vercirnon is our drug candidate for the treatment of patients with moderate-to-severe Crohn’s disease. In September 2013, we regained all rights to this program from our former partner Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline. The asset is being transferred back to us and we expect to outline next steps in the second half of 2014; and

•	CCX507 — Our second generation CCR9 inhibitor for the treatment of inflammatory bowel disease, or IBD, CCX507 is expected to complete Phase I clinical development in the first half of 2014.

We also have several additional drug candidates in the early stage programs that we are advancing through preclinical development:

Early Stage Programs in Immuno/Oncology and Autoimmune Diseases:

•	Chemokine Receptor Targets: CCR1, CCR4, CCR5, CCR6, CXCR6, CXCR7

All of our drug candidates are wholly owned and being developed independently by us. Our strategy also includes identification of next generation compounds related to our drug candidates. All of our drug candidates have been internally developed.

CCX168 targets the chemo-attractant C5a receptor, or C5aR, which binds to a biologically active fragment of the complement protein known as C5. Chemo-attractant receptors are related to the chemokine receptor family and similarly regulate the migration of certain types of inflammatory cells. C5aR is thought to play a role in a range of inflammatory and autoimmune diseases such as anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis, or AAV, lupus and rheumatoid arthritis, or RA. We completed a Phase I clinical trial for CCX168, conducted in Switzerland, which showed that CCX168 was well-tolerated at doses up to 100mg. We completed the first two steps of a three-step Phase II clinical trial in AARV. Data from the first two steps of the C5aR inhibitor on Leukocytes Exploratory ANCA-associated Renal Vasculitis or CLEAR, trial were promising, demonstrating that CCX168 appears to be safe, well-tolerated and successful in allowing both reduction and elimination of high-dose corticosteroids, part of standard of care for AARV patients, without compromising efficacy or safety during a 12-week treatment period. There were no serious unexpected suspected adverse reactions reported by patients taking CCX168. Furthermore, CCX168 treatment showed greater improvements consistently across a number of renal health parameters, including renal remission, albuminuria and the Birmingham Vasculitis Activity Score, or BVAS, compared to standard of care treatment. This clinical trial has been conducted in Belgium, Czech Republic, Germany, Hungary, the Netherlands, Poland, Sweden and the United Kingdom. Under the terms of an alliance with GSK established in August 2006, GSK declined its option to license CCX168. Accordingly, we plan to independently develop CCX168 and expand the clinical development program for CCX168 in AARV.

CCX140 targets the chemokine receptor known as CCR2. CCX140 is a potent and selective inhibitor of CCR2 that is found on subsets of monocytes and macrophages, which are cells of the immune system believed to play an important role in inflammatory processes. Blocking CCR2 is intended to reduce the abnormal monocyte and macrophage driven inflammatory response implicated in renal disease. In addition, it has been shown that levels of CCL2 (also known as MCP-1), the main ligand for CCR2, are elevated in the kidneys of patients with diabetic nephropathy, which is characterized by a persistent and usually progressive decline in renal function. New science has shown that renal cells themselves may express CCR2 under pathological conditions and that this may be responsible for some of the effects of diabetic nephropathy. Current treatments of patients with diabetic nephropathy primarily focus on treatment of the underlying type 2 diabetes and hypertension. Given that the current standard of care does not halt or reverse the progression of diabetic patients with impaired kidney function to end-stage renal disease, we believe that an unmet medical need persists for the treatment of diabetic nephropathy. As a precursor to our clinical trials in patients with diabetic nephropathy, in 2011, we completed a 159-patient randomized Phase II clinical trial, conducted in Australia, the Czech Republic, Germany, Hungary and New Zealand, to assess the safety and tolerability of CCX140 in patients with type 2 diabetes, the most common cause of diabetic nephropathy. CCX140 was safe and well-tolerated in this trial. In addition, CCX140 demonstrated biological activity through a dose-dependent decrease in fasting plasma glucose. The highest dose of 10mg CCX140 administered once-daily also lowered hemoglobin A1c, or HbA1c, with statistical significance compared to placebo over a four-week period.

CCX140 is currently in Phase II clinical development in patients with diabetic nephropathy. In September 2013, we reported 12-week interim data from an ongoing Phase II clinical trial in patients with diabetic nephropathy, also known as diabetic kidney disease, with CCX140. Examining data through the first 12 weeks of dosing in the ongoing 52-week trial, in which CCX140 is added on top of the standard of care in patients with diabetic nephropathy (i.e., stable doses of angiotensin converting enzyme, or ACE inhibitors), CCX140 appears well-tolerated in the patient population to date. In addition, data showed that patients treated with 5mg CCX140 once daily had a statistically significant reduction of protein in the urine, or proteinuria, as measured by Urinary Albumin Creatinine Ratio, or UACR, versus those patients receiving only the standard of care (placebo group), following two weeks of treatment. The trial is proceeding through the full 52 weeks of dosing in the Phase II trial as planned. Data from the 52-week clinical trial in approximately 200 patients are expected in the fourth quarter of 2014. This trial is being conducted in Belgium, the Czech Republic, Germany, Hungary, Poland and the United Kingdom. A second small single-center clinical trial was conducted in the Netherlands and showed that CCX140 was well-tolerated and safe in patients with diabetic nephropathy and the pharmacokinetic, or PK, profile of CCX140 was similar in diabetic nephropathy patients compared to healthy subjects.

CCX872 is our second generation CCR2 inhibitor. We completed the first-in-human Phase I clinical trial in 2013, and anticipate completing Phase I clinical development in the second half of 2014. In addition to diabetic nephropathy and other renal diseases, CCR2-mediated effects are thought to be involved in the pathology of ischemia-reperfusion injury of organs such as kidney and heart, as well as various metabolic diseases, such as atherosclerosis and cardiovascular disease. These effects may be mediated by a combination of direct activation of CCR2 in the cells of the target tissue and by inducing recruitment of circulating inflammatory cells into the tissue. Inhibition of CCR2 in various animal models has been shown to be beneficial in models of acute kidney injury, post myocardial infarction reperfusion injury, vascular endothelial injury, and hepatosteatosis (fatty liver), among others.

Vercirnon is intended to control the inflammatory response underlying IBD by targeting the chemokine receptor known as CCR9. In adults, CCR9 is found primarily on a population of T cells, a subset of the body’s inflammatory cells, which migrate selectively to the digestive tract. It is believed that when CCR9’s ligand, CCL25 (also known as TECK), is over-expressed, the migration of T cells to the small and large intestine causes persistent inflammation that may result in Crohn’s disease or ulcerative colitis, the two forms of IBD. We completed nine clinical trials with vercirnon in a total of 785 subjects, including five Phase I clinical trials (three in the United States and two in the United Kingdom), one Thorough QT study in the United States (an assessment of cardiovascular safety which is required for regulatory approval), and three Phase II clinical trials (one in the Netherlands, the United Kingdom, and the United States, one in Finland and one (PROTECT-1) in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, the Czech Republic, Denmark, France, Germany, Hungary, Israel, the Netherlands, Poland, South Africa, Sweden and the United Kingdom). We completed our PROTECT-1 Phase II clinical trial in 436 patients with moderate-to-severe Crohn’s disease in 2009. Results from this clinical trial indicated that vercirnon was effective in inducing a clinical response over a 12-week treatment period. The results also indicated that vercirnon was effective in maintaining clinical remission over an additional 36-week treatment period. Vercirnon was safe and well-tolerated in all clinical trials completed to date. In December 2009, GSK exercised its option to obtain an exclusive license to further develop and commercialize vercirnon. In August 2013, GSK reported that the first of four Phase III studies, the SHIELD-1 study, investigating vercirnon in 608 patients with moderate-to-severe Crohn’s disease, did not achieve the primary endpoint of improvement in clinical response and the key secondary endpoint of clinical remission. In September 2013, GSK reverted all rights to vercirnon and its two identified back-up compounds to us for all indications. In accordance with the terms of the collaboration agreement, GSK is required to provide us with all clinical study data and results, regulatory filings, and existing inventory of drug substance and drug products. GSK is also required to assign any regulatory filings and trademarks back to us. We are free to develop vercirnon independently or with another collaboration partner should we decide to continue the development of vercirnon. We plan to evaluate a potential future development and funding strategy for vercirnon, following the completion of the asset transfer back from GSK and completion of our analysis of the SHIELD-1 data.

CCX507 builds on our expertise in the area of CCR9 inhibitors and IBD, with which we have designed a series of novel molecules that we believe represent the second generation of CCR9 inhibitors. CCX507 is selective for CCR9 relative to all other chemokine receptors, orally bioavailable, and has an excellent preclinical safety profile. CCX507 has been designed to interact with the CCR9 receptor in a way that produces molecules with greater potency towards CCR9 than other compounds reported to date. We completed a Phase I clinical trial in 2013 and anticipate completing Phase I clinical development in the first half of 2014.

With the exception of PROTECT-1, our Crohn’s disease trial for vercirnon, we have conducted the majority of our Phase I and Phase II clinical trials in Europe. Our potential future Phase III clinical trials for CCX168 and CCX140 will be conducted in the United States, Europe and possibly other countries outside of the United States and Europe.

We have developed a suite of proprietary technologies, which we call the EnabaLink drug discovery engine, to better understand the chemokine system and to accelerate the identification of small molecule lead compounds that target and inhibit the function of specific chemokine receptors. We believe this platform provides us with an advantage in the rapid identification of highly specific drug candidates. An important element of this platform is our thorough map of the chemokine network, which allows us to better understand how a given chemokine-chemokine receptor interaction impacts the migration of cells in a given disease. With this understanding, we can apply our advanced screening methodologies, including a purpose-built high-throughput robotic screening technology, known as the Reverse Activation of Migration, or RAM, Assay, to identify small molecule inhibitors for the chemokine receptor most closely associated with a specific disease. The RAM Assay is designed to markedly reduce or eliminate non-specific inhibitors and toxic inhibitors of cell migration, resulting in highly specific lead candidates. This technology allows us to screen against targets that are not easily accessible with traditional technologies, providing us with what we believe to be a competitive advantage in drug discovery. We have used our EnabaLink drug discovery engine in our drug candidate programs and continue to apply these powerful research tools in our early stage drug discovery efforts.

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

The chemokine system is likely a more recent evolutionary branch of other chemo-attractant systems in the body such as the complement system. The complement system includes the protein C5a, which is a potent chemoattractant for neutrophils and other leukocytes. C5a, through binding to the C5a receptor, plays a central role in amplification of neutrophil priming and activation in AAV. Blocking the activity of C5a at the level of the C5a receptor, while leaving the rest of the complement system intact, can break this amplification loop and reduce inflammation.

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

In addition to its central role in autoimmune and inflammatory conditions, the chemokine system plays an important role in other diseases, such as cancer. It is known that tumors induce the expression of chemokines that are involved in promoting the growth of blood vessels that feed tumors, providing a link to the chemokine system’s role in the establishment and spread of cancer. In addition, certain chemokine ligands and their corresponding receptors have been implicated in the survival, growth and metastasis of human cancer, which under certain conditions has pro-inflammatory effects.

Our Deep and Broad Pipeline

CCX168 for ANCA-Associated Renal Vasculitis

Vasculitis is an inflammatory process of blood vessels, histopathologically characterized by vessel wall destruction and occlusion of the vascular lumen. AARV is an inflammatory disease of unknown cause, which is usually fatal if untreated. Glucocorticoids in combination with rituximab, or cyclophosphamide, or CYC, are the mainstay of therapy. Current therapy saves lives, salvages organ function and reduces morbidity. However, mortality and end-stage renal failure, or ESRF, rates remain high, up to 50% of patients relapse and the consequences of treatment-related toxicity rival those of the underlying diseases. There is a need for safer, more effective therapies.

Understanding ANCA-Associated Renal Vasculitis

ANCAs are autoantibodies that attack a certain type of white blood cells called neutrophils. AAV is a type of autoimmune disease caused by autoantibodies, which are abnormal antibodies that attack one’s own cells and tissues resulting in blood vessel damage. AAV can affect multiple organ systems. Renal involvement, leading to AARV, is common. In AAV, activation of the complement cascade, an escalating sequence of inflammatory responses, leads to production of the very potent chemo-attractant known as C5a. This in turn leads to the attraction, priming and activation of neutrophils and other white blood cells, which play a key role in the disease. AAV currently is treated with high-dose corticosteroids and rituximab or CYC, azathioprine, mycophenolate mofetil, and plasma exchange in severe cases. No drug is indicated specifically for AARV.

ANCA-Associated Renal Vasculitis — Market Opportunity

The annual incidence and prevalence of renal vasculitis in Europe and the United States is 10 to 20 per million per year and 150 to 200 per million, respectively. Annual incidence increases with age, peaking in those aged 65 to 74 (53 per million per year). Regional, geographical, ethnic and seasonal differences in disease patterns and increasing incidence have been suggested. Renal vasculitis is the most common severe manifestation of AAV, occurring in over 50% at presentation, but in 70% to 85% during the course of the disease. AAV is the cause of rapidly progressive necrotizing and crescentic glomerulonephritis in approximately 80% of patients, and is responsible for 5% of patients on renal replacement therapy.

We plan to apply for orphan drug designation for CCX168 for the treatment of AARV in the United States and the Europe Union, or EU, in the first half of 2014. In the United States, under the Orphan Drug Act, the Food and Drug Administration, or FDA, may grant orphan designation to a drug or biological product intended to treat a rare disease or condition. Such diseases and conditions are those that affect fewer than 200,000 individuals in the United States, or if they affect more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for these types of diseases or conditions will be recovered from sales of the product. The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.

In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established a new category of drugs referred to as “breakthrough therapies” that may be subject to accelerated approval. A sponsor may seek FDA designation of a drug candidate as a “breakthrough therapy” if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. We believe CCX168 for the treatment of AARV would fall into this category. We plan to submit an application for CCX168 for such a designation in the first half of 2014.

CCX168 — A Novel C5a Receptor Inhibitor

CCX168 is a potent and highly specific inhibitor of the human C5a receptor. CCX168 displays oral bioavailability in various species and has demonstrated an excellent preclinical safety profile, consistent with its intended chronic use in patients. The efficacy of CCX168 was demonstrated in a mouse model of AARV, which closely mimics many of the histological features of the human disease. In these studies, oral doses of CCX168 completely blocked the glomerulonephritis induced by intravenous injection of anti-myeloperoxidase antibodies (a form of anti-neutrophil cytoplasmic antibody). Levels of CCX168 in the blood of these mice were comparable to levels in the blood of patients participating in our ongoing Phase II clinical trial with CCX168.

CCX168 Drug Development Strategy and Clinical Trials

CCX168 Phase I Clinical Trial

We have completed a Phase I clinical trial with CCX168 in 40 healthy subjects. This was a randomized, double-blind, placebo-controlled, two-period clinical trial in which subjects received either CCX168 or placebo, as a single dose in the first period and as multiple once-daily or twice-daily oral doses in the second period. Single oral doses of 1mg, 3mg, 10mg, 30mg, and 100mg of CCX168 were studied. In period two, CCX168 doses of 1mg, 3mg, and 10mg once-daily for seven days, and 30mg and 50mg twice-daily for seven days, were studied. CCX168 appeared to be well-tolerated by clinical trial subjects in this clinical trial and no serious adverse events, or SAEs, or withdrawals due to adverse events have been observed. The most commonly reported adverse events in subjects receiving CCX168 in the multi-dose period were headache, diarrhea, dizziness, lower abdominal pain, nausea, and oropharyngeal pain.

CCX168 Phase II Clinical Trial

We have completed the first two steps of a three-step Phase II clinical trial for CCX168. This is a randomized, double-blind, placebo-controlled clinical trial in patients with AARV with mild-to-moderate renal involvement, the aim of which is to optimize the treatment to induce remission for patients with non-life-threatening AARV. The intent is to reduce the toxicity of induction therapy by reducing the overall exposure to, or eliminating entirely the use of, systemic corticosteroids during the induction period with an inhibitor of the complement C5a receptor plus CYC. The primary objective of this clinical trial is to evaluate the safety and tolerability of CCX168 in patients with AARV on background CYC treatment. The secondary objectives of this clinical trial include assessment of the feasibility of reducing or eliminating the use of corticosteroids in the treatment of patients with AARV without the need for rescue corticosteroid measures; evaluation of the PK profile of CCX168 in patients with AARV and assessment of changes in renal function based on estimated glomerular filtration rate, hematuria, and proteinuria with CCX168 compared to standard of care treatment. The clinical trial is being conducted in sequential steps. Step 1 involves partial corticosteroid withdrawal and Step 2 involves full corticosteroid withdrawal. 30mg of CCX168 twice-daily given orally is being compared to standard of care twice-daily for 84 days, followed by an 84-day follow-up period. In December 2013, we announced positive top-line data from the first two steps of the CLEAR trial that demonstrated that CCX168 appears to be safe, well-tolerated and successful in allowing both reduction and elimination of high-dose corticosteroids, part of standard of care for AARV patients, without compromising efficacy and safety during a 12-week treatment period. There were no serious unexpected suspected adverse reactions reported by patients taking CCX168. Renal function, as measured by estimated glomerular filtration rate, or eGFR, improved most in the CCX168 plus low dose steroids group (as shown in the figure below).

Furthermore, CCX168 treatment showed greater improvements consistently across a number of renal health parameters, including renal remission, albuminuria and BVAS, compared to standard of care treatment (as shown in the table below). Under the terms of an alliance with GSK established in August 2006, GSK declined its option to license CCX168. We plan to independently develop and expand the clinical development program for CCX168. In the first half of 2014, we plan to discuss the future clinical development plan with disease experts and the FDA, file an IND, and apply for orphan drug designation and breakthrough therapy designation for CCX168 for the treatment of AARV. Depending on the outcome of our discussions with disease experts and the

FDA, we may expand the size of the current Phase II clinical trial and/or initiate a separate Phase III clinical trial, either of which is expected in the second half of 2014. Given that AARV is an orphan disease, we believe that the clinical development program to obtain regulatory approval could be relatively small, i.e. a few hundred patients.

Study Results

Parameter	CCX168 + CYC + Low-Dose Steroids (N=8)	CCX168 + No Steroids (N=8)	Standard of Care: CYC + High-Dose Steroids (N=9)

Steroid rescue events during 12-week treatment period	0	1(13%)	1(11%)
Renal remission at 12 weeks*	75%	63%	44%
U-ACR geometric mean % change at 12 weeks	-63%	-59%	-9%
Urinary MCP-1: creatinine ratio geometric mean % change at 12 weeks	-72%	-52%	-37%
BVAS	-71%	-65%	-26%

*	Renal remission is defined as a reduction from baseline in urinary red blood cells, or RBCs, plus improvement in renal function based on eGFR;
U-ACR	= urinary albumin: creatinine ratio;
MCP-1	= monocyte chemoattractant protein-1:

CCX168 Commercialization Strategy

We plan to develop CCX168 independently and to retain commercial rights to CCX168 in orphan indications such as AARV and other orphan renal indications, such as lupus nephritis and Immunoglobumin A, or IgA, nephropathy. CCX168 is one of the two programs in our renal disease portfolio and an integral part of our forward integration plan.

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

Given the rise in the incidence of obesity, type 2 diabetes and hypertension, the associated incidence of diabetic nephropathy has reached widespread proportions in industrialized nations. Current treatment options for patients with diabetic nephropathy mainly include drugs that treat the underlying conditions of diabetes and hypertension. Angiotensin receptor blockers, or ARBs, and ACE inhibitors are commonly prescribed to control hypertension and slow the progression of diabetic nephropathy. Even with these therapies, about 20% of patients with diabetic nephropathy will progress into a condition known as end-stage renal disease, the most severe stage of chronic kidney disease, at which point patients must rely on regular dialysis sessions or a kidney transplant in order to survive.

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

CCX140 — A Novel CCR2 Inhibitor

CCX140 is our CCR2 inhibitor which successfully completed a Phase II clinical trial in type 2 diabetics and is currently in Phase II clinical development in patients with diabetic nephropathy, a form of kidney disease. While historically diabetic nephropathy was not considered an inflammatory disease, there is now clear evidence of the role of macrophages in this disease. Kidney biopsies from patients with diabetic nephropathy show elevated numbers of macrophages in the glomeruli, which are the basic filtering elements in the kidney. It has also been shown that the extent of tissue damage in the interstitial areas surrounding the proximal tubules, which are the second component of the filtering apparatus in the kidney, is strongly correlated with the numbers of macrophages present. Experimental studies in preclinical diabetic models have clarified that monocyte and macrophage infiltration begins at early stages of disease and that this infiltration correlates with renal injury.

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

We have utilized various animal models to study the relationship between CCR2 inhibition and renal function. Data generated from these models have confirmed and expanded observations made by other independent investigators in preclinical models of diabetic nephropathy indicating that CCR2 inhibition leads to pronounced reduction in albuminuria, as well as improvement in markers of renal function. We have also demonstrated that CCR2 inhibition provides benefits in several models of non-diabetic nephropathy. The following table summarizes the key findings from each of these animal models:

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

Data from preclinical studies indicate that CCX140 is a potent and selective inhibitor of CCR2 which is required for monocytes to infiltrate the inflamed kidney, where they differentiate into macrophages. While CCX140 is not the first CCR2 inhibitor to advance into clinical trials, we believe that it is unique in a number of ways, including its high selectivity for CCR2 relative to other chemokine receptors such as CCR5. We believe that CCX140 also distinguishes itself from other CCR2 inhibitors in that it has been shown preclinically to be free of the cardiovascular safety signals associated with other CCR2 inhibitor. CCX140 has been shown in a number of preclinical toxicology studies to be suitable for evaluation in humans for chronic use in diabetic nephropathy.

CCX140 Drug Development Strategy and Clinical Trials

Our clinical development strategy was to first assess the safety and tolerability of CCX140 first in healthy subjects, then in patients with type 2 diabetes and normal renal function, then finally to evaluate the drug in patients with diabetic nephropathy. As a precursor to our clinical trials in patients with diabetic nephropathy, in January 2011, we completed a 159-patient randomized Phase II clinical trial to assess the safety and tolerability of CCX140 in patients with type 2 diabetes, one of the most common causes of nephropathy. CCX140 is currently in Phase II clinical development in diabetic nephropathy and we expect to obtain the full 52-week data set in the fourth quarter of 2014.

CCX140 Phase I Clinical Trials

We completed four Phase I clinical trials in 118 healthy volunteers. A CCX140 dose range of 0.05 to 15mg was studied. CCX140 was generally well-tolerated and no SAEs were observed in these Phase I clinical trials. The PK profile was supportive of once-daily oral dosing of CCX140.

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

Current and Future CCX140 Clinical Development in Diabetic Nephropathy

CCX140 is currently in Phase II clinical development in patients with diabetic nephropathy. In the first of two Phase II clinical trials of CCX140, 332 patients enrolled in a randomized, double-blind, placebo-controlled clinical trial. The primary objective of this clinical trial is to evaluate the safety and tolerability of CCX140 in patients with diabetic nephropathy. The primary efficacy objective is evaluation of the effect of CCX140 on albuminuria. Secondary efficacy objectives are evaluation of the effect of CCX140 on HbA1c and estimated glomerular filtration rate, or eGFR. The three treatment groups consist of standard of care (placebo group), 5mg and 10mg of CCX140 once-daily and the treatment duration is up to 52 weeks, with a four-week follow-up period. Patients with residual albuminuria, despite being on a stable therapeutic dose of an ACE inhibitor or ARB are included in this clinical trial. The key efficacy endpoint is change from baseline in first morning urinary albumin:creatinine ratio, a major indicator of renal function. The target sample size of the trial was increased from 135 to 270 patients in 2012 and the dosing duration was extended from 12 weeks to 52 weeks, following completion of long-term toxicology studies that allowed extension of dosing beyond 12 weeks. Because of better than anticipated enrollment towards the end of the enrollment period, a total of 332 subjects were ultimately enrolled in the third quarter of 2013. In September, 2013, we reported 12-week interim data. Examining data through the first 12 weeks of dosing in the ongoing 52 week trial, in which CCX140 is added on top of the standard of care for diabetic nephropathy patients (i.e., stable doses of angiotensin pathway inhibitors), the CCX140 appeared well-tolerated in the patient population to date. The safety observations were consistent with a concurrent analysis by our independent data monitoring committee, which independently assessed the interim data and recommended no changes to the ongoing clinical trial protocol. In addition, data showed that patients treated with 5mg CCX140 once daily had statistically significant reduction of protein in the urine, or proteinuria, as measured by UACR versus those patients receiving only the standard of care (placebo group), following two weeks of treatment (total clinical trial number, n, analyzed at that time point = 332; p < 0.05), with continuing downward trends in UACR observed following eight weeks (n=259) and 12 weeks (n=208) of treatment with CCX140, which was not statistically different from the control group. In pre-specified analyses of subsets of patients in the clinical trial, greater reductions in proteinuria were observed, including decreases of approximately 30% in UACR in the CCX140 groups versus those patients only on background medications. The trial is proceeding through the full 52 weeks of dosing as planned. Data from the 52-week trial in approximately 200 patients are expected in the fourth quarter of 2014.

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

CCX872 — Second Generation CCR2 Inhibitor

Building on our expertise in the field of CCR2 therapeutics, we advanced CCX872 as our second generation CCR2 inhibitor drug candidate into Phase I clinical development. Like CCX140, CCX872 is a potent and selective inhibitor of human CCR2. CCX872 has demonstrated excellent safety and efficacy in various preclinical models of metabolic disease. In addition to diabetic nephropathy, CCR2-mediated effects are thought to be involved in the pathology of ischemia-reperfusion injury of organs such as kidney and heart, as well as various metabolic diseases, such as atherosclerosis and cardiovascular disease. These effects may be mediated by a combination of direct activation of CCR2 in the cells of the target tissue and by inducing recruitment of circulating inflammatory cells into the tissue. Inhibition of CCR2 in various animal models has been shown to be beneficial in models of acute kidney injury, post myocardial infarction reperfusion injury, vascular endothelial injury, and hepatosteatosis (fatty liver), among others.

We completed a first-in-human Phase I clinical trial in 2013 and expect to complete Phase I clinical development in the second half of 2014. The first-in-human Phase I clinical trial was a combined single-and-multiple-ascending dose clinical trial in 40 healthy volunteers. The clinical trial was conducted in the Netherlands. CCX872 doses of 3mg, 10mg, 30mg, 100mg, and 300mg were given as a single dose in the first study period and once-daily doses for seven days in the second study period. Data showed that CCX872 was well-tolerated and appeared to be safe in healthy volunteers at all dose levels studied. These were no SAEs or dropouts due to adverse events in the trial. The most common adverse events reported by subjects receiving CCX872 in the multi-dose period were dizziness, diarrhea, and headache.

Vercirnon for Inflammatory Bowel Disease

Understanding Crohn’s Disease

IBD refers to two diseases, Crohn’s disease and ulcerative colitis, both characterized by inflammation of the gastrointestinal tract. Both Crohn’s disease and ulcerative colitis are chronic and recurring autoimmune conditions. Researchers believe that these conditions occur when the body’s inflammatory cells become over-reactive to microbes in the gastrointestinal tract (such as bacteria normally found in the intestines) resulting in a long lasting destructive inflammatory response.

According to the Crohn’s and Colitis Foundation of America, in 2013 Crohn’s disease was estimated to affect as many as 700,000 Americans. According to National Digestive Diseases Information Clearinghouse, men and women are affected equally by the disease. While patients may be of any age, Crohn’s disease is primarily a disease that commences in adolescents and young adults, with onset between the ages of 15 and 35.

Crohn’s disease is chronic; patients suffer periods of flare-ups or periods characterized by intense symptoms, interspersed with periods of remission where symptoms decrease or disappear. Symptoms may range from mild to severe and can include persistent diarrhea, abdominal pain, fever, and rectal bleeding, as well as loss of appetite and subsequent weight loss. Crohn’s disease patients may experience ulcerations that penetrate deeply into the bowel wall. Crohn’s disease may involve the entire length of the gastrointestinal tract from the mouth to the anus, but the most typical areas of involvement are in the terminal small intestine and colon. Complications of Crohn’s disease include obstruction or blockage of the intestine due to scar tissue build-up and nutritional deficiencies. Ulcerative lesions associated with the disease can, on occasion, completely penetrate the bowel wall, leading to painful fistula formation, or an abnormal break or opening in the bowel wall, which can cause infectious complications that require surgical intervention.

Patients with Crohn’s disease are typically referred to and treated by gastroenterologists. Prior to referral and accurate diagnosis, the condition may go undiagnosed or misdiagnosed as a variety of gastrointestinal ailments for years. Crohn’s disease often mimics other conditions and symptoms may vary widely, presenting challenges for an accurate diagnosis. Crohn’s disease is diagnosed through a colonoscopy, mucosal biopsy or bowel x-ray to rule out other conditions such as ulcerative colitis and to ascertain which parts of the digestive tract are involved and establish a baseline for monitoring treatment and management. The primary goals for drug therapy are to induce and maintain significant disease improvement or remission, resulting in improvement of active symptoms.

We believe that Crohn’s disease represents a significant underserved clinical problem with high medical and economic costs and a large impact on quality of life. The disease is strongly linked to work disability and unemployment, as 48% of Crohn’s disease patients were employed full-time at the time of diagnosis of their disease, and 39% of patients were unemployed, according to a 2005 publication in the Journal of Clinical Gastroenterology. Healthcare costs are significant, as patients typically require drug therapy over many years to control symptoms and maintain remissions, and a number of patients require multiple hospitalizations and, in some cases, surgeries over the course of their illness. In addition, currently available treatments for Crohn’s disease are often associated with adverse events that may require frequent monitoring and impact patient compliance.

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

Vercirnon Strategy

Prior to the SHIELD program discussed below, we completed nine clinical trials with vercirnon in a total of 785 subjects, including five Phase I clinical trials in a total of 151 subjects, one Thorough QT study in 57 subjects demonstrating cardiovascular safety, two Phase II clinical trials in 510 patients with Crohn’s disease and one Phase II clinical trial in 67 patients with celiac disease. The largest of these Phase II clinical trials, PROTECT-1, was conducted in 436 patients with moderate-to-severe Crohn’s disease. Results from this clinical trial indicated that vercirnon was effective in inducing a clinical response over a 12-week treatment period in these patients. Furthermore, the results indicated that vercirnon was also effective in maintaining clinical remission over a 36-week treatment period. Vercirnon was safe and well-tolerated in all clinical trials completed to date.

In December 2009, GSK exercised its option to obtain an exclusive license to vercirnon and its two identified back-up compounds. GSK initiated four pivotal Phase III clinical trials intended to obtain the clinical results necessary to apply for marketing approval for vercirnon in Crohn’s disease. In September 2013, GSK elected not to continue clinical development of vercirnon after the first of four planned Phase III studies, the

SHIELD-1 study, investigating vercirnon in 608 patients with moderate-to-severe Crohn’s disease, did not achieve the primary endpoint of improvement in clinical response and the key secondary endpoint of clinical remission. Thereafter GSK returned all rights to vercirnon and its two identified back-up compounds to us. In accordance with the terms of the collaboration agreement, GSK is required to provide us with all clinical study data and results, regulatory filings, and existing inventory of drug substance and drug products. GSK is also required to assign to us any regulatory filings and trademarks. Upon reversion of the vercirnon program, we are free to develop vercirnon independently or with another collaboration partner should we decide to continue the development of vercirnon.

CCX507 — Second Generation CCR9 Inhibitor for Ulcerative Colitis

Building on our expertise in the area of CCR9 inhibitors and IBD, we have designed a series of novel molecules that we believe represent the second generation of CCR9 inhibitors. The development candidate from this series, CCX507, is selective for CCR9 relative to all other chemokine receptors, orally bioavailable, and has an excellent preclinical safety profile. Our second generation CCR9 inhibitor, CCX507, has been designed to interact with the CCR9 receptor in a unique way that produces molecules with greater potency towards CCR9 than other compounds reported to date. We expect to complete Phase I clinical development of CCX507 in the first half of 2014. Additionally, several related molecules from this program are currently in preclinical development.

CCX507 for the treatment of Ulcerative Colitis

Ulcerative Colitis, or UC, is a chronic, relapsing-remitting disease caused by inflammation of the colon. While the cause is not known, there is a presumed genetic component to susceptibility as well as environmental triggers of the disease. Symptoms vary in severity and frequency and include abdominal pain, diarrhea, blood in stool, fever, weight loss and anemia.

There is no cure for UC, and most patients require life-long medication. The goal of treatment is to induce remission. If achieved, this is followed by the administration of maintenance medications to prevent a relapse of the disease. Standard treatment for UC depends on the extent of colon involvement and disease severity and includes anti-inflammatory drugs, immunosuppressive drugs, as well as biological therapies targeting specific components of the immune response. For patients with chronic active UC not responding to medical therapy, colectomy is often the only remaining option.

The prevalence of UC in major market countries as well as in Asia, India and the Persian Gulf region is higher than the prevalence of Crohn’s disease, another form of IBD. The UC market totaled $7.6 billion in 2012. It is expected to grow at a compound annual growth rate of 1.4% over the next five years. Growth in the UC market is attributed to the higher prevalence of the indication relative to Crohn’s disease, new product launches and increasing uptake of biologic agents in the United States and Europe.

Improved maintenance therapy remains the greatest unmet medical need in treating UC. For UC patients, maintenance therapy with 5-aminosalicylate compounds is a mainstay of treatment. However, this approach is not effective in many patients. Antimetabolites (azathioprine, 6-mercaptopurine, and methotrexate) and TNF-a inhibitors are moderately effective in UC patients but these drugs might cause significant adverse effects.

The gut selective mode of action of CCX507, its positioning as an early treatment option, its anticipated safety and tolerability profile, an anticipated efficacy profile that is at least on par with the best currently available therapeutics, and convenient oral route of administration are expected to address major unmet medical needs in the UC arena. Given that CCX507 is a small molecule, it is anticipated that, if approved, it would be able to compete favorably with biological agents, including biosimilars, in terms of price (cheaper than biologicals), safety profile (safer than biologicals) and efficacy profile (at least comparable to biologicals).

Preclinical studies showed that CCR9 inhibitors can prevent the onset of and treat large bowel inflammation in mice, and may have the potential to treat ulcerative colitis in humans. We and others have also demonstrated that, contrary to the prevailing assumption regarding the absence of CCR9 ligand CCL25 from the colon, increased levels of CCL25 are present in colonic tissue from human patients with IBD, which further supports our belief that CCR9 inhibitors have the potential for treating ulcerative colitis.

CCX507 Drug Development Strategy and Clinical Trials

CCX507 Phase I Clinical Trial

We have completed a first-in-human Phase I clinical trial with CCX507 in 31 healthy subjects. This was a randomized, double-blind, placebo-controlled clinical trial in which subjects receive either CCX507 as a single oral dose of 3mg, 10mg, or 30mg, or placebo. The primary study objective was assessment of safety and tolerability of CCX507. The PK profile of CCX507 was also characterized. Data showed that CCX507 was well-tolerated and appeared to be safe at the doses studied. There were no SAEs or early withdrawals from the trial. The most common adverse events reported by subjects receiving CCX507 were fatigue, back pain, sore throat, and headache.

Early-stage Programs in Immuno/Oncology and Autoimmune Diseases

Immuno/Oncology Program

A growing body of data suggest that a number of chemokine receptors, including CCR1, CCR2, CCR4, CCR5, CCR6, CXCR2, CXCR4, and CXCR7, may play a diversity of roles in cancer growth, cancer metastasis, cancer angiogenesis, or the composition of the tumor microenvironment. Because of the role of chemokine receptors in cancer cell survival, the combination of chemokine receptor antagonists with traditional chemotoxic agents or with immunotherapy is an alluring strategy since this increases the specificity of treatment to the cancer and potentially limits additional systemic side effects.

CCR6 Inhibitor for Autoimmune Diseases

One of the most intriguing areas of current research in immunology involves the study of a newly discovered type of helper T cells known as Th17 cells. While Th17 cells most likely play a role in the protection against extracellular pathogens, there is a large amount of preclinical and clinical data that implicate these cells, as well as Interleukin 17, or IL-17, an inflammatory cytokine associated with human disease, in the development of variety of autoimmune diseases, including psoriasis, RA, asthma, and multiple sclerosis. Activated Th17 cells isolated from chronically inflamed human tissues produce high levels of TNF-a and other cytokines. A hallmark of Th17 cells is that they express high levels of CCR6, which is not found on Th1 and Th2 cells. High levels of the CCR6 chemokine CCL20 have been found in psoriatic skin, RA joint biopsies, and asthmatic lungs. We believe that these are potential therapeutic opportunities for a CCR6 inhibitor. Our RAM Assay screening technique has produced several suitable CCR6 inhibitor leads, which are now being optimized via medicinal chemistry approaches.

We have shown in preclinical in vivo models that an orally available CCR6 small molecule inhibitor confers protection against IL-17 mediated inflammation. We have generated a potent orally bioavailable CCR6 inhibitor, CCX9664, that inhibits CCL20-mediated chemotaxis of both human and mouse CCR6+ cells. The utility of CCR6 inhibition was tested in preclinical models of psoriasis, whereby CCX9664-treated cohorts were completely protected against imiquimod induced skin thickening. Histological analysis of the skin confirmed the protective effect of CCX9664 compared to an aqueous vehicle. CCX9664 also significantly reduced ear-thickening induced by intradermal injections of Interleukin 23, or IL-23, a cytokine which is important for the terminal differentiation and pathogenicity of Th17 cells. The mechanism of action for CCX9664 is different from other therapeutics targeting IL-17 of which we are aware, because inhibition of CCR6 disrupts the positioning of infiltrating leukocytes into the epidermis upon skin damage, thereby protecting against epidermal hyperplasia. Thus, pharmacological inhibition of CCR6 with an orally bioavailable small molecule inhibitor prevents IL-17-driven inflammation in psoriasis models and may have therapeutic utility in other IL-17-dependent indications.

CCR4 Inhibitor for Atopic Autoimmune Disorders

CCR4 is expressed primarily on Th2 cells, which are key drivers of allergic conditions, such as atopic dermatitis, asthma, and allergic rhinitis. Multiple investigators have demonstrated increased levels of CCR4-activating chemokines in skin and lung tissues in connection with atopic dermatitis and asthma, respectively. CCR4 has also been identified on populations of T-Regulatory cells, or T-Reg cells, including those that are known to be important in the tumor microenvironment; thought to be a protective element in the tumor. An emerging concept in cancer therapy is that the elimination of tumor protecting T-Reg cells from the tumor microenvironment could be an important part of the future therapies in immuno oncology.

CCX6239 is a novel, orally administered CCR4 inhibitor with potential utility in the treatment of conditions discussed above. We have shown in preclinical models that CCX6239 effectively blocks the mobilization of white blood cells controlled by CCR4.

CXCR6 Inhibitor for Liver Diseases

Infection, chemical and metabolic insults to the liver can lead to a vigorous T-cell response in that organ. Resultant inflammation and liver damage can often result from persistent attempts by the immune system to deal with the underlying insults. The chemokine receptor known as CXCR6 is expressed on a subset of specialized inflammatory cells and is accepted, based on preclinical work with CXCR6-deficient mice, as a “liver homing” receptor for those cells. Under inflammatory conditions, various cell types in the liver produce the chemokine ligand that attracts CXCR6-expressing inflammatory cells. We believe that these effects may be blocked by our CXCR6 inhibitors without the adverse side effects associated with the current methods of treatment.

CCR1 Inhibitor for Inflammatory Diseases

CCX354 — CCR1 Inhibitor for Rheumatoid Arthritis

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

CCX354 is in a new class of proprietary small molecule CCR1 inhibitors. CCX354 was designed by optimization of a chemical lead that was discovered using our EnabaLink drug discovery engine and is chemically distinct from all known inhibitors of this receptor. Our preclinical data suggest that the compound selectively inhibits CCR1-mediated migration of monocytes and does not inhibit migration of inflammatory cells mediated by other chemokine receptors, even when the compound is given at high doses. We believe that this high degree of target specificity is an important feature that may allow CCX354 to be effective while avoiding unwanted side effects associated with existing injectable biologics and other immunosuppressive agents currently used to treat RA.

Potential CCX354 Clinical Development Path

We have completed two Phase I clinical trials with CCX354 in 84 healthy subjects, a Phase I/II clinical trial in 24 patients with RA, and a Phase II proof-of-concept clinical trial in 160 patients with moderate-to-severe RA partially responsive to methotrexate. Patients were randomized to receive placebo, 100mg twice-daily, or 200mg once-daily CCX354 for 12 weeks. Patients who met inclusion criteria at the start of dosing demonstrated an ACR20 response at Week 12 of 56% in subjects receiving 200mg of CCX354 once-daily compared to 44% in subjects receiving 100mg of CCX354 twice daily, and 30% in subjects receiving placebo. The ACR20 response difference between the 200mg CCX354 once-daily and placebo groups was statistically significant (p=0.014). Patients who met inclusion criteria at the start of dosing and who did not previously receive biologic agents, such as anti-TNF drugs, demonstrated an ACR20 response at Week 12 of 62% in subjects receiving 200mg of CCX354 once-daily compared to 41% in subjects receiving 100mg of CCX354 twice-daily and 26% in subjects receiving placebo. The ACR20 response difference between the 200mg CCX354 once-daily and placebo groups was statistically significant (p=0.002). The decrease in CRP was statistically significant in the 200mg CCX354 once-daily group compared to placebo at Week 12 (p=0.023). There was a median CRP decrease from baseline to Week 12 of 33% in the 200mg CCX354 once-daily group, 30% in the 100mg twice-daily group and 11% in the placebo group in subjects eligible at the start of dosing. Similarly, there was a median CRP decrease from baseline to Week 12 of 38% in the 200mg CCX354 once-daily group, 30% in the 100mg twice-daily group and 10% in the placebo group in subjects eligible at the start of dosing who also did not previously receive biologic agents. ACR50, ACR70, Disease Activity Score 28-CRP, and ACR component results indicated greatest efficacy in the 200mg CCX354 once-daily group. Decreases in bone turnover markers were more pronounced in the CCX354 groups compared to placebo and reached statistical significance at several time points during the study. We also showed that CCX721, another potent CCR1 inhibitor, was as effective as zoledronic acid (marketed as Zometa®, a potent bisphonate, for treatment of patients with multiple myeloma or bone metastasis as a result of breast cancer or prostate cancer) in a mouse model of multiple myeloma. In November 2011, GSK exercised its option to obtain an exclusive license to CCX354 and its two identified back-up compounds. In November 2013, GSK returned to us all rights to CCX354 and its two identified back-up compounds, including CCX721 and CCX956, for all indications. Given that we now own all rights to CCX354 and the two backup compounds CCX721 and CCX956, we plan to define the next steps in development of this compound independently or with another collaboration partner.

CCX650 — CXCR7 Inhibitor for Glioblastoma Multiforme

Understanding Glioblastoma Multiforme

Glioblastoma Multiforme, or GBM, is the most common and most aggressive of the primary brain tumors, accounting for 50% to 60% of primary brain tumors in adults and it is slightly more common in men than in women. GBM is the most severe grade of brain tumors and is highly malignant, infiltrates the brain extensively and at times may become quite large before turning symptomatic. Median life expectancy of GBM patients receiving radiation post-surgery is only 12 months. Current treatments for GBM are still limited. The overall prognosis for GBM has changed little in the past two decades, despite major improvements in neuroimaging, neurosurgery, radiation treatment techniques, adjuvant chemotherapy, and supportive care. There are considerable unmet needs in GBM, most notably the relatively low survival benefit offered by the existing standard of care.

CCX650 — A Novel CXCR7 Inhibitor

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

We have discovered several highly potent and selective small molecule compounds for CXCR7. We developed CCX650, an orally active drug, as a potential clinical candidate and it is currently in preclinical development. Due to scientific and medical need reasons, our current efforts are primarily focused on the development of CCX650 for the treatment of GBM. A CXCR7 inhibitor for the treatment of GBM may qualify for orphan drug designation, which may provide a faster path to regulatory approval.

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

We have used our EnabaLink drug discovery engine to create a broad pipeline of promising chemokine-based drug candidates. The combination of proprietary in-house technologies and internally discovered drug candidates has resulted in an extensive intellectual property estate covering composition of matter and associated method of treatments for our compounds, novel biology-related discoveries, such as unique targets and new drug discovery technologies. We have generated more than six clinical, and several preclinical-stage programs, each targeting distinct chemokine receptors with different small molecule compounds. Drug candidates emerging from these programs act with high affinity and selectivity in vitro by binding to the precise chemokine receptor associated with the essential inflammatory processes underlying a given condition. Our compounds are designed to be highly potent and selective to minimize the risk of off-target effects and orally-available for improved patient compliance. As small molecules, they are also easier and less costly to manufacture than biologics.

Former Strategic Alliance with GSK

In November 2013, we received notice that GSK declined its option to our C5aR program and returned all rights to CCX354 and its two identified back-up compounds to us under the product development and commercialization agreement, effective as of August 22, 2006, between us and GSK, as amended, or the GSK Agreement, leaving no active research programs under the GSK Agreement, and thus ending the GSK Agreement.

For former collaboration compounds that were originally licensed to GSK and were subsequently returned to us, we are free to develop and commercialize such compounds either independently or with another partner. With respect to vercirnon, we would be subject to a reverse royalty to GSK of 3% on annual worldwide net sales only if a regulatory agency were to deem one of GSK’s SHIELD trials to be a pivotal Phase 3 clinical trial. With respect to CCX354, we would not be subject to any reverse royalty to GSK on sales. With respect to CCX168 and CCX832, we would be subject to reverse royalties to GSK of 3% on annual worldwide net sales, not to exceed $50.0 million in royalties for each.

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

Our patent estate, on a worldwide basis, includes approximately 560 issued or allowed patents and approximately 210 pending patent applications, with claims relating to all of our current clinical-stage drug candidates. With respect to our lead drug candidates in the CCR2, CCR9, and CCR1 programs, we have approximately 280 issued or allowed patents and 110 patents pending worldwide relating to their chemical composition or use thereof. There are also approximately 70 patent applications pending for another lead clinical-stage compounds in the C5aR program. We have approximately 70 patents issued or pending for our other clinical-stage compounds in the C5aR, CXCR7, CCR4, and CCR6 programs. We have approximately 70 issued patents relating to other small molecule compounds and approximately 130 issued patents relating to our novel biological discoveries. We also have approximately 50 issued patents relating to our proprietary screening and drug development technologies.

Our issued patents will expire on dates ranging from 2020 to 2034. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the pate.

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

Competition

We compete in the pharmaceutical, biotechnology and other related markets that address AARV, chronic kidney disease and diabetic nephropathy, IBD, rheumatoid arthritis, other autoimmune diseases and inflammatory disorders, and cancer. We face significant competition from many pharmaceutical and biotechnology companies that are also researching and selling products designed to address these markets. Many of our competitors have materially greater financial, manufacturing, marketing, research and drug development resources than we do. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

It is possible that our competitors will develop and market drugs that are less expensive and more effective than our drug candidates, or that will render our drug candidates obsolete. It is also possible that our competitors will commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates.

CCX168, a C5aR inhibitor, if approved for marketing by the FDA for the treatment of AARV, would compete with treatments currently used. Corticosteroids, CYC, rituximab, azathioprine, methotrexate, and mycophenolate mofetil are prescribed treatments for this disease.

CCX140, a CCR2 inhibitor, if approved for marketing by the FDA for the treatment of diabetic nephropathy, would compete with treatments commonly used for type 2 diabetes and hypertension patients. ARBs and ACE inhibitors, are commonly prescribed treatments used to reduce blood pressure and preserve kidney function, reducing the progression of diabetic nephropathy. Many patients eventually progress to end-stage renal disease and require hemodialysis, peritoneal dialysis, or renal transplant.

Our CCR9 small molecule inhibitors such as CCX507 and vercirnon for the treatment of IBD, would compete against existing IBD treatments such as Remicade, Humira, and other TNF-a inhibitors, immunomodulatory drugs and corticosteroids and potentially against other novel IBD drug candidates that are currently in development. Remicade is a humanized monoclonal antibody targeted to TNF-a, indicated for the treatment of Crohn’s disease, ulcerative colitis, rheumatoid arthritis, psoriasis, psoriatic arthritis and ankylosing spondylitis. Humira, a similar drug, is also a human monoclonal antibody that acts as a TNF-a inhibitor. Marketed by AbbVie in the United States and Europe, Humira is approved for the treatment of Crohn’s disease, ulcerative colitis, rheumatoid arthritis, psoriatic arthritis, juvenile idiopathic arthritis, plaque psoriasis, and ankylosing spondylitis.

CCX354 is our CCR1 inhibitor candidate for the treatment of RA. Current treatment options for RA consist of corticosteroids such as prednisone, immunosuppressants such as methotrexate (Rheumatrex and Trexall), azathioprine (such as Imuran), sulfasalazine (Azulfidine), hydroxychloroquine (Plaquenil) and 6-mercaptopurine (Purinethol), leflunomide (Arava), biologic agents including TNF-a inhibitors (etanercept (Enbrel), infliximab (Remicade), adalimumab (Humira), certolizumab (Cimzia), and golimumab (Simponi)), anakinra (Kineret), rituximab (Rituxan), abatacept (Orencia), and tocilizumab (Actemra), and a JAK inhibitor, tofacitinib (Xeljanz).

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

Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include AbbVie, Amgen, AstraZeneca, Biogen Idec, Bayer, Bristol-Myers Squibb, Elan, Roche/Genentech, GSK, Johnson & Johnson, Merck, Merck Serono, Takeda, Novartis, Pfizer, Sanofi and Teva. Many or all of these established competitors are also heavily involved in research and drug development regarding various chemokine receptors. Pharmaceutical and biotechnology companies which are known to be involved in chemokine research and related drug development include Pfizer, GSK, Bristol-Myers Squibb, Merck, AstraZeneca, Boehringer-Ingelheim, Takeda, Sanofi, Incyte, and UCB Pharma among others. These companies and others also compete with us in recruiting and retaining qualified scientific and management personnel, and in acquiring technologies complementary to, or necessary for, our programs.

Manufacturing

Our current drug candidates are manufactured using common chemical engineering and synthetic processes from readily available raw materials. We rely on contract manufacturing organizations to produce our drug candidates in accordance with the FDA’s current good manufacturing practices, or cGMP, regulations for use in our clinical trials. However, we currently rely on a single source supplier for our requirements of the API of each of these other drug candidates. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. We expect to rely on contract manufacturers for the manufacture of clinical and commercial supplies of our compounds.

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

All clinical research performed in the United States in support of an NDA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to FDA in support of an NDA so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial. We conducted our PROTECT-1 clinical trial solely at foreign clinical research sites, and we did not have authorization from the FDA under an IND to conduct that clinical trial in the United States. We designed the clinical trial to comply with FDA regulatory requirements for the use of foreign clinical data in support of an NDA, and the data were submitted from the PROTECT-1 clinical trial in support of future U.S. marketing application for vercirnon. We are pursuing a similar development strategy for CCX140 which is currently in Phase II clinical development in patients with diabetic nephropathy in Europe, and CCX168 which is currently in a Phase II clinical trial in patients with AARV in Europe. These clinical trials are also designed to comply with FDA regulatory requirements so that the data from these trials can be used to support a regulatory filing in the United States. We plan to include the United States and Europe in our later-stage clinical development program for CCX140 and CCX168, and for other drug candidates we develop independently prior to filing for regulatory approval with the FDA and the EMA.

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

A sponsor may also seek approval of its drug candidates under programs designed to accelerate FDA’s review and approval of NDAs. For instance, a sponsor may seek FDA designation of a drug candidate as a “fast track product.” Fast track products are those products intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for such disease or condition. If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. In some cases, a fast track product may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Approvals of this kind typically include requirements for appropriate post-approval Phase IV clinical trials to validate the surrogate endpoint or otherwise confirm the effect of the clinical endpoint. In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established a new category of drugs referred to as “breakthrough therapies” that may be subject to accelerated approval. A sponsor may seek FDA designation of a drug candidate as a “breakthrough therapy” if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. FDA is required to issue guidance to implement this provision and, if deemed necessary, is required to amend its regulations by 2014. Drug candidates may also be eligible for “priority review,” or review within a six month timeframe from the date a complete NDA is accepted for filing, if a sponsor shows that its drug candidate provides a significant improvement compared to marketed drugs. Fast track designation, accelerated approval, breakthrough therapy designation and priority review do not change the standards for approval, but may expedite the development or approval process. When appropriate, we intend to seek fast track designation, accelerated approval, breakthrough therapy designation and priority review, as applicable for our drug candidates. We cannot predict whether any of our drug candidates will obtain such designations or approvals, or the ultimate impact, if any, of such designations or approvals on the timing or likelihood of FDA approval of any of our proposed drugs.

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

Orphan Drug Designation

In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition. Such diseases and conditions are those that affect fewer than 200,000 individuals in the United States, or if they affect more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug available in the United States for these types of diseases or conditions will be recovered from sales of the drug. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by that agency. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it can lead to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers.

If a drug that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the drug is entitled to orphan drug marketing exclusivity for a period of seven years. Orphan drug marketing exclusivity generally prevents the FDA from approving another application, including a full NDA, to market the same drug or biological product for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug marketing exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Orphan drug marketing exclusivity rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

The criteria for designating an orphan medicinal product in the EU, are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;

•	the applicant consents to a second orphan medicinal product application; or

•	the applicant cannot supply enough orphan medicinal product.

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

Healthcare Reform

In March 2010, the President signed one of the most significant healthcare reform measures in decades. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act, substantially changes the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The comprehensive $940 billion dollar overhaul is expected to extend coverage to approximately 32 million previously uninsured Americans. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Additionally, the Affordable Care Act:

•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs;

•	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

•	requires collection of rebates for drugs paid by Medicaid managed care organizations;

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. In January, 2013, the President signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The full impact on our business of the Affordable Care Act and other new laws is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our drugs if commercialized.

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

Under EU regulatory systems, marketing authorizations may be submitted either under a centralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marking authorization that is valid for all EU member states. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marking authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

In addition to regulations in Europe and the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our future drugs.

Employees

As of December 31, 2013, we had 60 full-time employees, 28 of whom hold Ph.D.s, M.D.s or both. Of our total workforce, 46 employees are engaged in research and development, and 14 employees are engaged in business development, finance, legal, human resources, facilities, information technology administration and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Research and Development

We invested $33.5 million, $34.6 million and $28.4 million in research and development in the years 2013, 2012 and 2011, respectively.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations Our net loss for the year ended December 31, 2013 and 2012 was $38.7 million and $39.9 million, respectively. As of December 31, 2013, we had an accumulated deficit of $172.9 million. We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to increase in the near term as we continue to conduct clinical trials for CCX168, CCX140, CCX872 and CCX507 and conduct research and development of our other drug candidates. To date, we have derived all of our revenues from up-front fees and milestone payments, other payments pursuant to our collaboration agreements and government grants and contracts for research and development. In November 2013, the GSK Agreement ended. We do not anticipate that we will generate revenue from the sale of our products for the foreseeable future. In addition, if approved, we expect to incur significant costs to commercialize our drug candidates and our drugs may never gain market acceptance. If our drug candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

The development of new drugs is a highly risky undertaking which involves a lengthy process, and our drug discovery and development activities therefore may not result in products that are approved by the applicable regulatory authorities on the time schedule we have planned, or at all.

Our drug candidates are in the early stages of drug discovery or clinical trials and are prone to the risks of failure inherent in drug development. As of the date of this Annual Report on Form 10-K, only six of our drug candidates, vercirnon, CCX168, CCX140, CCX354, CCX872 and CCX507 have been tested in human beings. We will need to conduct significant additional preclinical studies and clinical trials before we can demonstrate that any of our drug candidates is safe and effective to the satisfaction of the FDA and other regulatory authorities. Preclinical studies and clinical trials are expensive and uncertain processes that take years to complete. For example, we incurred significant expenses related to the IND filing and the completed single ascending dose Phase I clinical trial for CCX915, our first generation CCR2 drug candidate, which did not advance into Phase II clinical trials because its PK properties in humans did not meet our expectations. Failure can occur at any stage of the process, and we cannot assure you that any of our drug candidates will demonstrate safety and efficacy in clinical trials or result in commercially successful products. For example, in August 2013, our former collaboration partner, GSK, reported the first of four Phase III studies, the SHIELD-1 study, investigating vercirnon in patients with moderate-to-severe Crohn’s disease, did not achieve the primary endpoint of improvement in clinical response and the key secondary endpoint of clinical remission, and GSK subsequently reverted to us all rights to vercirnon and its two identified back-up compounds. In addition, in November 2013, GSK reverted to us all rights to CCX354 and its two identified back-up compounds, and GSK declined its last option to license CCX168 under the GSK Agreement.

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

Further, chemokine receptors and chemo-attractant receptors are a novel class of targets. As a result, we may experience unforeseen adverse side effects with our existing and future drug candidates, including CCX140 and CCX168. As of the date of this Annual Report on Form 10-K, six of our drug candidates have been tested in human beings. Although we have not observed significant harmful side effects in prior studies of our drug candidates, later trials could reveal such side effects. The PK profile of preclinical studies may not be indicative of results in any clinical trial. For example, prior to commencing our preclinical studies of our CCX140 drug candidate, we studied another drug candidate that targeted CCR2, which we abandoned after PK results were not as favorable in humans as in earlier preclinical animal studies. We have not conducted studies on the long-term effects associated with the use of our drug candidates. Studies of these long-term effects may be required for regulatory approval and would delay our introduction of CCX140 or our other drug candidates into the market. These studies could also be required at any time after regulatory approval of any of our drug candidates. Absence of long-term data may also limit the approved uses of our products, if any, to short-term use. Some or all of our drug candidates may prove to be unsafe for human use.

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

The commercial success of our drug candidates depends on our ability to develop and market such drug candidates or find partners to co-develop and commercialize such drug candidates, and if we fail in these initiatives, our ability to generate future revenue could be significantly reduced.

We may retain commercial rights to certain of our drug candidates or find partners for their co-development and commercialization. Any of the following events or factors could have a material adverse effect on our ability to generate revenue from the commercialization of our drug candidates:

•	We may be unable to successfully complete the clinical development of our drug candidates;

•	Our lack of experience in commercializing and marketing drug products;

•	We may not have or be able to obtain sufficient financial resources to develop and commercialize our drug candidates;

•	We may not be able to identify a suitable co-development partner;

•

We or any of our future partners may fail to fulfill responsibilities in a timely manner or fail to commit sufficient resources to the development, regulatory approval, and commercialization efforts related to our drug candidates;

•	We or any of our future partners must comply with additional requests and recommendations from the FDA, including additional clinical trials;

•	We or any of our future partners may not obtain all necessary approvals from the FDA and similar foreign regulatory agencies;

•	Our drug candidates must be manufactured in compliance with requirements of FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand;

•	Our drug candidates may not achieve market acceptance by physicians, patients and third party payors;

•	Our drug candidates may not compete successfully against alternative products and therapies; and

•	We or any pharmaceutical company may independently develop products that compete with our drug candidates.

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

We are advancing multiple drug candidates through discovery and development and will require substantial funds to conduct development, including preclinical studies and clinical trials, of our drug candidates. Commercialization of any drug candidate will also require substantial expenditures. Our ability to develop and commercialize our drug candidates will depend upon our ability to identify alternative financing or collaboration arrangements and there can be no assurance that we will be successful in identifying or implementing any such arrangement.

As of December 31, 2013, we had approximately $149.9 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals;

•	the success of any strategic alliance with potential future collaboration partners;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;

•	our ability to enter into additional collaboration, licensing, government or other arrangements and the terms and timing of such arrangements;

•	potential acquisition or in-licensing of other products or technologies; and

•	the emergence of competing technologies or other adverse market developments.

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

We may not be able to obtain orphan drug exclusivity for CCX168 for the treatment of AARV.

In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition. Such diseases and conditions are those that affect fewer than 200,000 individuals in the United States, or if they affect more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug available in the United States for these types of diseases or conditions will be recovered from sales of the drug. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by that agency. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it can lead to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers.

If a drug that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the drug is entitled to orphan drug marketing exclusivity for a period of seven years. Orphan drug marketing exclusivity generally prevents the FDA from approving another application, including a full NDA, to market the same drug or biological product for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug marketing exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Orphan drug marketing exclusivity rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

The criteria for designating an orphan medicinal product in the European Union, or EU, are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;

•	the applicant consents to a second orphan medicinal product application; or

•	the applicant cannot supply enough orphan medicinal product.

We plan to apply for orphan drug designation for CCX168 for the treatment of AARV in the United States and the EU in the first half of 2014. We cannot assure you that we will be able to obtain orphan drug exclusivity for CCX168 for the treatment of AARV in any jurisdiction in a timely manner or at all, or that a competitor will not obtain orphan drug exclusivity that could block the regulatory approval of CCX168 for several years. If we are unable to obtain orphan drug designation in the United States or the EU, we will not receive market exclusivity which might affect our ability to generate sufficient revenues. If a competitor is able to obtain orphan exclusivity that would block CCX168’s regulatory approval, our ability to generate revenues would be significantly reduced, which would harm our business prospects, financial condition and results of operations.

We may form additional strategic alliances in the future with respect to our programs, and we may not realize the benefits of such alliances.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our programs that we believe will complement or augment our existing business. For example, we plan to find a partner for co-development and commercialization of CCX140 outside North America upon completion of clinical development of CCX140 for the treatment of patients with diabetic nephropathy, and we may seek to find a partner or alternative financing arrangements with respect to the completion of clinical development and commercialization of vercirnon. We face significant competition in seeking appropriate strategic partners or other alternative arrangements and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any current or future drug candidates and programs because our research and development pipeline may be insufficient, our drug candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our drug candidates could also delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market.

Key elements of our proprietary suite of drug discovery technologies, known as EnabaLink, including our RAM screening technology, are new approaches to the discovery and development of new drug candidates and may not result in the discovery of any small molecule compounds of commercial value.

We must continue to identify and develop compounds that target the chemokine network and expand our portfolio of drug candidates. Research programs to identify new disease targets and drug candidates require substantial technical, financial and human resources. We have limited resources to study the more than 50 known chemokine ligands, as described in a February 2006 article in the New England Journal of Medicine, and approximately 25 identified chemokine receptors as described in a January 2014 publication by the nomenclature committee of the International Union of Pharmacology. EnabaLink represents a new approach to the development of new drug candidates (see “Item 1. Business — Our Proprietary Drug Discovery Platform, EnabaLink”) and we cannot assure you that EnabaLink will result in the discovery of new drug candidates. EnabaLink has only resulted in a limited number of clinical and preclinical-stage programs to date, and we may not identify any therapeutic small molecule compounds of commercial value using EnabaLink or other commercially available drug discovery technologies.

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

We rely on third party contract manufacturing organizations to manufacture and supply our drug candidates for us. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers. We may also face delays in the development and commercialization of our drug candidates.

We currently have limited experience in, and we do not own facilities for, manufacturing our drug candidates. We rely upon third party contract manufacturing organizations to manufacture and supply larger quantities of these other drug candidates. The manufacture of pharmaceutical products in compliance with current good manufacturing practices, or cGMP, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the drug candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA cGMP requirements, other federal and state regulatory requirements, and foreign regulations. Raw materials for the synthesis of our API are sourced globally. If the manufacturers of our raw materials and pharmaceutical products were to encounter any difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study drugs in our preclinical studies and clinical trials would be jeopardized. Any delay or interruption in the supply of preclinical study or clinical trial materials could delay the completion of our preclinical studies and clinical trials, increase the costs associated with maintaining our preclinical study and clinical trial programs and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the studies and trials completely.

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

We currently rely on a single source supplier for API and drug product for each of our drug candidates. IRIX Pharmaceuticals, Inc., manufactures the API for CCX140 and CCX168 for our Phase II clinical trials, CCX507 for our Phase I clinical trial, and manufactured vercirnon API in the past. Cambridge Major Laboratories has been contracted to manufacture CCX140 API for our Phase III clinical trials. CARBOGEN AMCIS manufactures the API for CCX872 for our Phase I clinical trial. Albany Molecular Research Inc. manufactured CCX354 API for our Phase I and II clinical trials. Our current agreements with our suppliers do not provide for the entire supply of the API necessary for additional clinical trials or for full-scale commercialization. The University of Iowa Pharmaceuticals manufactures the drug product for CCX140 for our Phase II clinical trials. Patheon has been contracted to manufacture CCX140 drug product for our Phase III clinical trials. GlaxoSmithKline manufactures the drug product for CCX168 for our Phase II clinical trials. Alliance Contract Pharma has been contracted to manufacture the drug product for CCX168 for our Phase II clinical trials and CCX507 for our Phase I clinical trial. Metrics, Inc. has been contracted to manufacture the drug product for CCX872 for our Phase I clinical trials. In the event that we and our suppliers cannot agree to the terms and conditions for them to provide some or all of our API clinical and commercial supply needs, or if any single source supplier terminates the agreement in response to a breach by us, we would not be able to manufacture the API on a commercial scale until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, drug candidates.

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

We currently have no sales and marketing staff or distribution organization. If we are unable to develop a sales and marketing and distribution capability on our own or through collaborations with other marketing partners, we will not be successful in commercializing our future products.

We currently have no sales, marketing or distribution capabilities or experience. If our products are approved for sale, we intend to rely on third parties to assist us in the marketing and distribution of our products. To the extent we rely on third parties for marketing and distributing our approved products, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control and our product revenue is likely to be lower than if we directly marketed or sold our products. Future collaborators may fail to develop or effectively commercialize our drug candidates because they cannot obtain necessary regulatory approvals, development or commercialization is not commercially reasonable, they elect to pursue competitive products outside of the collaboration; or for other reasons. If we are unable to enter into arrangements with third parties to commercialize any approved products on acceptable terms or at all, we may not be able to successfully commercialize our future products or we will have to market these products ourselves, which will be expensive and require us to build our own sales force, which we do not have experience doing. For example, we plan to retain commercial rights to CCX140 in North America and intend to build a small specialty sales force calling on nephrologists in North America. We cannot assure you we will be successful in any of these initiatives. If we are not successful in commercializing our future products, either on our own or through collaborations with third parties, any future product revenue will be materially adversely affected.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2013, we had 60 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	manage our clinical trials effectively, including our Phase II clinical trials for CCX168 and CCX140, which are being conducted at numerous trial sites throughout the world;

•	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators, government agencies and other third parties;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	identify, recruit, maintain, motivate and integrate additional employees.

We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than us.

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the pharmaceutical, biotechnology and other related markets that are researching and marketing products designed to address chronic kidney disease, including diabetic nephropathy, IBD, rheumatoid arthritis, other autoimmune diseases and inflammatory disorders, and cancer. Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include, for example, AbbVie, Amgen, AstraZeneca, Biogen Idec, Bayer, Elan, GlaxoSmithKline, Johnson & Johnson, Merck, Merck Serono, Roche/Genentech, Takeda, Novartis, Pfizer, Sanofi and Teva. Many or all of these established competitors are also involved in research and drug development regarding various chemokine receptors. Pharmaceutical and biotechnology companies which are known to be involved in chemokine research and related drug development include Pfizer, GlaxoSmithKline, Bristol-Myers Squibb, Merck, Takeda, Sanofi, Incyte, and UCB Pharma among others.

We are developing small molecule therapeutics that will compete with other drugs and alternative therapies that are currently marketed or are being developed to treat chronic kidney disease and diabetic nephropathy, IBD, rheumatoid arthritis, other autoimmune diseases, metabolic diseases, inflammatory disorders, and cancer. Similarly, other future drug candidates we are pursuing would compete against numerous existing and established drugs and potentially against other novel drugs and therapies that are currently in development. See “Item 1. Business — Competition.” We also anticipate that we will face increased competition in the future as new companies enter into our target markets and scientific developments surrounding the chemokine system continue to develop.

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

We are highly dependent on the principal members of our management and scientific staff. The loss of service of any of our management could harm our business. In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management, clinical and scientific personnel. The competition for qualified personnel in the pharmaceutical industry is intense. Due to our limited resources, we may not be able to effectively attract and recruit additional qualified personnel. If we are not able to retain our management, particularly our founder, President and Chief Executive Officer, Dr. Schall, and attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow our business. Although we have executed employment agreements with each member of our current executive management team, including Dr. Schall, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. In addition to the competition for personnel, the San Francisco Bay area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to provide the auditor attestation report otherwise required by Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for implementing new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not implement new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may utilize these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company for up to five years following the year in which we completed our initial public offering, although if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

We are required to maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002 or we may be subject to sanctions by regulatory authorities.

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. We have performed the system and process evaluation and testing required to comply with the management certification. Once we are no longer an emerging growth company as defined in the JOBS Act, we will also need to comply with auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. If we do not properly implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, or SEC, or The NASDAQ Stock Market LLC, or NASDAQ. Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. If we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price.

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

We are exposed to risks associated with reduced profitability and the potential financial instability of our collaboration partners or customers, many of which may be adversely affected by volatile conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, our collaboration partners or customers may experience reductions in revenues, profitability and/or cash flow that could lead them to reduce their support of our programs or financing activities. If collaboration partners or customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. This, in turn, could adversely affect our financial condition and liquidity. In addition, if economic challenges in the United States result in fewer individuals pursuing or being able to afford our products once commercialized, our business, results of operations, financial condition and cash flows could be adversely affected.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income and taxes may be limited. We previously determined that we had ownership changes that occurred in July 1999 and June 2004, which limit our ability to use our then existing tax attributes. Future changes in our stock ownership, many of the causes of which are outside our control, could result in additional ownership changes. Any such ownership changes could further limit our ability to use net operating loss carryforwards and other pre-change tax attributes.

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

Millennium Pharmaceuticals, Inc., or Millennium, has obtained certain U.S. patents which include claims to small molecules that modulate CCR9, compositions thereof, and methods of using them to treat conditions such as IBD. We became aware of Millennium’s CCR9-related patent applications during our own routine patent and patent literature review. Millennium, which was acquired by Takeda Pharmaceutical Company Limited, or Takeda, in May 2008 and is currently a wholly owned subsidiary of Takeda, may contend that the claims of these patents cover our patented vercirnon drug candidate. We believe that our activities related to vercirnon are currently exempt from patent infringement liability because these activities are strictly limited to obtaining information for regulatory approval. However, if and when our vercirnon related activities extend beyond those related to seeking regulatory approval, such as, for example, if and when we commercialize vercirnon,

Millennium might then commence an infringement action against us based on these patents and/or other related patents that it may be granted in the future. If Millennium elects to sue us, we believe that we may have viable defenses to any such infringement suit. However, we cannot assure you that the relevant court would find in our favor with respect to such defenses. Intellectual property litigation and patent litigation in particular, is expensive, complex and lengthy and its outcome is difficult to predict. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our strategic partners from using, selling, offering to sell or importing our current or future drug candidates or could enter an order mandating that we undertake certain remedial activities. During 2005, we did engage in preliminary discussions with Millennium regarding potentially collaborating with respect to CCR9, given that both we and Millennium have patents relating to CCR9. However, these discussions were general in nature and did not progress beyond the preliminary stage. Other than these preliminary discussions, we have not had any conversations or contacts with Millennium relating to CCR9. In addition, in April 2012, an opposition was filed with the European Patent Office by Millennium with respect to one of our patents relating to broad genus claims describing small molecules that target CCR9, the scope of which also relates to vercirnon. The opposition filed by Millennium alleged that the subject matter of such patent is not novel; such patent does not involve an inventive step; such patent does not sufficiently disclose the invention and the subject matter of such patent extends beyond the content of its patent application. In October 2013, the Opposition Division of the European Patent Office verbally announced a decision against the opposition filed by Millennium, with a written decision following in January 2014. Millennium will have the ability to appeal the written decision of the Opposition Division for a period of two months following its issuance. In the event that Millennium appeals the written decision of the Opposition Division, we intend to continue to defend the patent in question vigorously.

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

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for our technologies, intellectual property and drug candidates in the United States and other countries. Our patent estate, on a worldwide basis, includes approximately 560 issued or allowed patents and approximately 210 pending patent applications, with claims relating to all of our current clinical-stage drug candidates. With respect to our lead drug candidates in the CCR2, CCR9, and CCR1 programs, we have approximately 280 issued or allowed and 110 patents pending worldwide relating to their chemical composition or use thereof. There are also approximately 70 patent applications issued or pending for our other clinical-stage compounds in the C5aR, CXCR7 and CCR4 programs. We have approximately 70 issued patents relating to other small molecule compounds and approximately 130 issued patents relating to our novel biological discoveries. We also have approximately 50 issued patents relating to our proprietary screening and drug development technologies. We cannot assure you that any of our patent applications will result in issued patents. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, or USPTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September, 2011, the President signed the America Invents Act which codifies several significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent’ to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions, and creating a post-grant opposition process to challenge patents after they have issued. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address any of these provisions, and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed.

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

Some of our existing drug candidates, including CCX140, and some of our research and development work were funded, at least in part, by the U.S. government and are therefore subject to certain federal regulations. For example, some of our research and development work on vaccine adjuvants and immunomodulation for biothreat applications was funded by government research grants. In addition, as noted on several of our patents including U.S. Patent Nos. 7,884,110; 7,622,583; 7,776,877; 8,198,309 and 8.093,247, inventions covering various CCR9 and CCR2 inhibitors were supported at least in part by National Institutes of Health funding (U19-AI056690-01). Under the “march-in” provisions of the Bayh-Dole Act, the government may have the right under limited circumstances to require us to grant exclusive, partially exclusive or non-exclusive rights to third parties for intellectual property discovered through the government funded program. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the new invention or because action is necessary to alleviate health or safety needs of the public. Intellectual property discovered under the government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. Such intellectual property is also subject to a preference for U.S. industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. We plan to apply for additional U.S. government funding, and it is possible that we may discover compounds or drug candidates as a result of such funding. Intellectual property under such discoveries would be subject to the applicable provisions of the Bayh-Dole Act.

Risks Related to Government Regulation

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our drug candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our drug candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA. We have not submitted an application for or received marketing approval for any of our drug candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

•	warning letters;

•	civil and criminal penalties;

•	injunctions;

•	withdrawal of approved products;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of production; and

•	refusal to approve pending NDAs or supplements to approved NDAs.

Prior to receiving approval to commercialize any of our drug candidates in the United States or abroad, we must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities abroad, that such drug candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our drug candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials of our drug candidates and result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications.

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

Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we receive for our drug candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. The FDA also has authority to require a risk evaluation and mitigation strategy, or REMS, as part of an NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria or requiring treated patients to enroll in a registry. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our drug candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for any of our drug candidates, physicians may nevertheless prescribe our products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines.

In addition, manufacturers of our drug products are required to comply with cGMP, regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve manufacturing facilities before they can be used to manufacture our drug products, and such facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, regulations. If we or a regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including imposition of a REMS or requesting recall or withdrawal of the product from the market or suspension of manufacturing. If we, our drug candidates or the manufacturing facilities for our drug candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including:

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

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenues and profitability and the future revenues and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, the President signed one of the most significant healthcare reform measures in decades, the Affordable Care Act. It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things:

•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs;

•	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

•	requires collection of rebates for drugs paid by Medicaid managed care organizations;

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. In January, 2013, the President signed into law the American Taxpayer Relief Act of 2012, or the

ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our potential customers and accordingly, our financial operations.

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

Heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs resulted in the enactment of legislation addressing drug safety issues, the FDA Amendments Act of 2007, or FDAAA. This legislation provided the FDA with expanded authority over drug products after approval, including the authority to impose the requirement for a REMS to assure the safe use of the drug, either as a condition for product approval or after a product is approved on the basis of new safety information. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our drug candidates, if approved. The FDA’s exercise of this authority under FDAAA has resulted in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, and increased costs to assure compliance with new post-approval regulatory requirements. Given the serious public health risks of high profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, preapproval of promotional materials and restrictions on direct-to-consumer advertising.

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

There was no public market for our common stock prior to our initial public offering in February 2012, the trading volume of our common stock on the NASDAQ Global Select Market has been limited and there can be no assurance that an active and liquid trading market for our common stock will develop or be sustained. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market on the NASDAQ Global Select Market or otherwise or how liquid that market might become. If an active public market does not develop or is not sustained, it may be difficult for stockholders to sell their shares of common stock at prices that are attractive to them, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or drugs, drug candidates or technologies by using our shares of common stock as consideration.

Stockholders may also be unable to sell their shares of common stock at prices that are attractive to them due to fluctuations in the market price of our common stock. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile. Since the commencement of trading in connection with our initial public offering in February 2012, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2013, the price per share for our common stock on the Nasdaq Global Select Market ranged from a low sale price of $4.57 to a high sale price of $14.96. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including, but not limited to, those described elsewhere in this “Risk Factors” section and the following:

•

results from, and any delays in, clinical trial programs relating to our drug candidates, including the ongoing and planned clinical trials for CCX168, CCX140, CCX872, CCX507, and other drug candidates;

•	announcements of regulatory approvals or disapprovals of our drug candidates, including CCX168 and CCX140, or delays in any regulatory agency review or approval processes;

•	failure or discontinuation of any of our research programs;

•	announcements relating to future collaborations;

•	general economic conditions in the United States and abroad;

•	acquisitions and sales of new products, technologies or business;

•	delays in the commercialization of any of our drug candidates;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	the issuance of new or changed securities analysts’ reports or recommendations regarding us, our competitors or our industry in general;

•	actual and anticipated fluctuations in our quarterly operating results;

•	disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	manufacturing issues related to our drug candidates for clinical trials or future products for commercialization;

•	market acceptance of our future products;

•	deviations in our operating results from the estimates of analysts, or other analyst comments;

•	third party payor coverage and reimbursement policies;

•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	product liability claims or other litigation or public concern about the safety of our drug candidates or future drugs;

•	our ability to obtain necessary intellectual property licenses including, if necessary, those relating to vercirnon and other CCR9 drug candidates;

•	the outcome of any future legal actions to which we are party;

•	sales of our common stock by our officers, directors or significant stockholders;

•	additions or departures of key personnel; and

•	external factors, including natural disasters and other crises.

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

As of March 7, 2014, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 70% of our outstanding common stock. Accordingly, these stockholders, acting as a group, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. If our stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2013, we had 42,888,168 shares of common stock outstanding. Approximately 15,839,579 of these shares, and an additional approximately 150,000 shares of common stock issuable upon exercise of our outstanding warrants, including warrants to purchase up to 150,000 shares of our common stock that we issued to Techne Corporation, or Techne, in connection with our initial public offering are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, with respect to shares held by directors, executive officers and other affiliates. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our drug candidates or future development programs;

•	if any of our drug candidates receives regulatory approval, the level of underlying demand for these drug candidates and wholesalers’ buying patterns;

•	addition or termination of clinical trials or funding support;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under such arrangements, or the termination of such arrangements;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting our drug candidates or those of our competitors; and

•	our ability to secure new government contracts and allocation of our resources to or away from performing work under government contracts.

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

Our named executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $3.5 million for severance and other benefits and acceleration of vesting of stock options with an intrinsic value of $0 (as of December 31, 2013) in the event of a termination of employment in connection with a change of control of us. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. As of January 2014, we had research coverage by only five securities analysts. In the event one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

	Sales Price of Common Shares
	High	Low
Fiscal 2013
First Quarter	$14.28	$10.58
Second Quarter	14.96	11.06
Third Quarter	14.75	5.28
Fourth Quarter	5.81	4.57

	Sales Price of Common Shares
	High	Low
Fiscal 2012
First Quarter (beginning February 8, 2012)	$12.77	$9.87
Second Quarter	17.73	10.50
Third Quarter	16.95	9.19
Fourth Quarter	12.95	9.91

Holders of Common Stock

As of March 7, 2014, there were approximately 47 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2013(1).

Plan Category	Shares Issuable Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance
Equity compensation plans approved by security holders: (2)	5,301,622	$8.71	2,383,920
Equity compensation plans not approved by security holders:	—	—	—

Total	5,301,622	$8.71	2,383,920

(1)	In January 2012, we effected a one-for-two reverse split of our common stock. All historical common stock and per share information has been changed to reflect the stock split and is referred to in this chart “as adjusted.”
(2)	Consists of our Amended and Restated 1997 Stock Option/Stock Issuance Plan, our Amended and Restated 2002 Equity Incentive Plan and our 2012 Equity Incentive Award Plan.

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

The following graph shows a comparison from February 8, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2013 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

	2/8/12	3/31/12	6/30/12	9/30/12	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13
ChemoCentryx Inc.	100.00	96.91	136.36	105.73	99.45	125.64	128.55	50.55	52.64
NASDAQ Composite	100.00	110.10	104.86	111.88	108.63	118.46	124.06	138.64	153.93
NASDAQ Biotechnology	100.00	105.18	109.18	121.88	121.33	146.71	156.71	188.92	206.43

Item 6. Selected Financial Data

The following selected financial data have been derived from our audited financial statements. The information set forth below is not necessarily indicative of future results and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data

	Years Ended December 31,
	(in thousands except share and per share data)
	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:
Revenues:
Collaborative research and development revenue from related party	$6,060	$5,419	$31,673	$34,861	$49,744

Total revenues:	6,060	5,419	31,673	34,861	49,744
Operating expenses:
Research and development	33,541	34,569	28,359	33,527	27,474
General and administrative	11,634	10,480	7,615	7,292	6,575

Total operating expenses	45,175	45,049	35,974	40,819	34,049

Income (loss) from operations	(39,115)	(39,630)	(4,301)	(5,958)	15,695
Interest income	501	533	402	436	297
Interest expense	(59)	(794)	(734)	(81)	(76)
Other income	—	—	16	2,434	—

Income (loss) before provision for income taxes	(38,673)	(39,891)	(4,617)	(3,169)	15,916
Income tax benefit (expense)	—	—	—	73	(293)
Net income (loss)	$(38,673)	$(39,891)	$(4,617)	$(3,096)	$15,623

Basic net income (loss) per share (1)	$(0.95)	$(1.13)	$(1.10)	$(0.76)	$0.56

Diluted net income (loss) per share (1)	$(0.95)	$(1.13)	$(1.10)	$(0.76)	$0.53

Shares used to compute basic net income (loss) per share	40,916,138	35,406,922	4,210,704	4,081,648	3,961,640

Shares used to compute diluted net income (loss) per share	40,916,138	35,406,922	4,210,704	4,081,648	29,256,423

(1)	See Note 2 within the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to compute basic and diluted net income (loss) per share.

	As of December 31,
	(in thousands)
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$149,874	$118,956	$96,086	$82,836	$65,316
Working capital	127,430	93,180	81,962	82,712	79,125
Total assets	152,422	122,323	101,551	98,133	103,469
Non-current equipment financing obligations	16	379	947	945	7
Accumulated deficit	(172,862)	(134,189)	(94,298)	(89,681)	(86,585)
Total stockholders’ equity	145,308	110,346	75,997	76,773	77,302

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations together with “Item 6. Selected Financial Data” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. Our pipeline comprises the following programs:

C5aR Program:

•

CCX168 — Targeting the chemoattractant receptor known as C5aR (which binds the complement fragment C5a), CCX168 has successfully completed and reported positive clinical data from the first two steps of a three-step Phase II clinical trial for the treatment of anti-neutrophil cytoplasmic antibody, or ANCA, associated renal vasculitis, or AARV (also referred to ANCA-associated glomerulonephritis, or AAGN);

CCR2 Program:

•

CCX140 — Targeting the chemokine receptor known as CCR2, CCX140 is currently in Phase II clinical development in patients with diabetic nephropathy, a form of kidney disease. Data from an ongoing 52-week clinical trial in approximately 200 patients are expected in the fourth quarter of 2014;

•	CCX872 — Our second generation orally administered inhibitor targeting CCR2, CCX872 is expected to complete Phase I clinical development in the second half of 2014;

CCR9 Program:

•

Vercirnon (also known as Traficet-EN, or CCX282) — Targeting the chemokine receptor known as CCR9, vercirnon is our drug candidate for the treatment of patients with moderate-to-severe Crohn’s disease. In September 2013, we regained all rights to this program from our former partner, Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline. The asset is being transferred back to us and we expect to outline next steps in the second half of 2014; and

•	CCX507 — Our second generation CCR9 inhibitor for the treatment of inflammatory bowel disease, or IBD, CCX507 is expected to complete Phase I clinical development in the first half of 2014.

We also have several additional drug candidates in the early stage programs that we are advancing through preclinical development:

Early Stage Programs in Immuno/Oncology and Autoimmune Diseases:

•	Chemokine Receptor Targets: CCR1, CCR4, CCR5, CCR6, CXCR6, CXCR7

All of our drug candidates are wholly owned and are being developed independently by us. Our strategy also includes identification of next generation compounds related to our drug candidates. All of our drug candidates have been internally discovered.

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

In April 2013, we completed our first follow-on offering of 5,750,000 shares of our common stock at $12.00 per share. We received net proceeds of $64.4 million, after deducting underwriting discounts, commissions and offering expenses. As of December 31, 2013, we had an accumulated deficit of $172.9 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of Food and Drug Administration, or FDA, approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Recent Developments

CCX168 Top-Line Phase II Data in ANCA-Associated Renal Vasculitis

In December 2013, we reported positive top-line data from the first two steps of a three-step Phase II trial with CCX168, an inhibitor targeting the chemoattractant receptor known as C5aR, in AARV. AARV is a serious autoimmune disease causing inflammation of the smaller blood vessels. If left untreated, the disease can be fatal. Data from this trial demonstrated that CCX168 appeared to be safe, well-tolerated, and successful in allowing both reduction and elimination of high-dose corticosteroids, part of standard care for AARV patients, without compromising efficacy or safety during a 12-week treatment period. There were no serious unexpected suspected adverse reactions reported by patients taking CCX168. Furthermore, CCX168 treatment showed greater improvements consistently across a number of renal health parameters, including renal remission, albuminuria and the Birmingham Vasculitis Activity Score, or BVAS, compared to standard of care treatment. After GSK declined its option to license CCX168, we plan to independently develop and expand the clinical development program for CCX168 and retain full development and commercial rights to the C5aR program.

Former Alliance with GSK

In November 2013, we received notice that GSK declined its option to the C5aR program and returned all rights to CCX354 and its two identified back-up compounds to us under the product development and commercialization agreement, effective as of August 22, 2006, between us and GSK, as amended, or the GSK Agreement, leaving no research programs under the GSK Agreement, and thus ending the GSK Agreement.

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

While our significant accounting policies are described in the Notes to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following critical accounting policies relating to revenue recognition, clinical trial expenses, stock-based compensation and income taxes are most important to understanding and evaluating our reported financial results.

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

Any amounts received in advance of performance are recorded as deferred revenue until earned. Under collaboration agreements, we may receive payments for non-refundable up-front fees, reimbursement for research and development services, milestone payments, license fees and royalties. In assessing the appropriate revenue recognition related to a collaboration agreement, we first determine whether an arrangement includes multiple elements, such as the delivery of intellectual property rights and research and development services. For multiple element arrangements entered into prior to our adoption of ASU No.2009-13, Revenue Recognition — Multiple Deliverable Revenue Arrangements, on January 1, 2011, intellectual property rights granted were not considered to be separable from the activity of providing research and development services because the intellectual property right does not have stand-alone value separate from the research and development services provided or evidence of fair value does not exist for the undelivered research and development services. Accordingly, we account for our collaboration agreements as a combined unit of accounting. The revenue from up-front payments is recognized on a straight-line basis over the estimated term of the research and development obligations covered under the research and development collaboration agreement. We periodically review the basis for our estimates, and we may change the estimates if circumstances change. These changes can significantly increase or decrease the amount of revenue recognized. As we applied our policy to our collaboration arrangements we made judgments which affected the pattern of revenue recognition. For instance, in our former arrangement with GSK, we were obligated to provide research and development services. We recognized revenue from up-front payments over the estimated period of our performance of the research and development services, which ended in October 2013, the completion date of the Phase II clinical trial for the last of the drug candidates to be developed under the GSK alliance. In February 2012, we shortened the term of our performance obligation and associated period over which the up-front payments were recognized under our arrangement with GSK following the decision by us and GSK not to advance CCX832 or its two designated back-up compounds. This change in estimate was accounted for prospectively and we revised the estimated period of performance prospectively in 2012 to end by October 2013, which increased the annualized revenue recognition by approximately $0.9 million per year.

We follow the milestone method of recognizing revenue from milestones and milestone payments are recorded as revenue in full upon achievement of the milestone if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and the achievement of the milestone is based on our performance. For instance, in our former arrangement with GSK, GSK paid us a non-refundable option exercise fee of $25.0 million in November 2011 to obtain exclusive license to CCX354. As we determined that we would have no further performance obligation related to research and development under this program, we recognized the full $25.0 million option exercise fee as revenue in the year ended December 31, 2011.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period on a straight line basis. The fair value of the stock options is estimated using the Black-Scholes valuation model. We recorded non-cash stock-based compensation expense of $6.2 million, $5.0 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, we had $12.1 million and $12.5 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of 2.66 years and 2.76 years, respectively. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

Prior to our IPO, our board of directors, with the assistance of management and independent consultants, performed fair value analyses for the valuation of our common stock. For grants made on dates for which there was no contemporaneous valuation to utilize in setting the exercise price of our common stock, and given the absence of an active market for our common stock prior to our IPO in February 2012, our board of directors determined the fair value of our common stock on the date of grant based on several factors, including:

•	important developments in our operations, most significantly related to the clinical development of our lead drug candidates at that time, vercirnon and CCX140;

•	equity market conditions affecting comparable public companies;

•	the likelihood of achieving a liquidity event for the shares of common stock, such as an IPO or an acquisition of us, given prevailing market conditions; and

•	that the grants involved illiquid securities in a private company.

For the options granted subsequent to our February 2012 IPO, the exercise price of stock options is equal to the closing market price of the underlying common stock on the grant date.

Income Taxes

We file U.S. federal income tax returns and California state tax returns. As of December 31, 2013, we had net operating loss and research and development tax credit carryforwards for federal income tax purposes of approximately $153.4 million and $7.1 million, respectively. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2025 and 2019, respectively, if not utilized. We also had net operating loss and research and development tax credit carryforwards for state income tax purposes of approximately $153.0 million and $4.4 million, respectively. The state net operating loss carryforwards will expire at various dates beginning in 2016 if not utilized. The state research and development tax credits can be carried forward indefinitely.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to historical or future ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of our net operating losses and credits before their utilization. We have recorded a valuation allowance for the full amount of the portion of the deferred tax asset related to our net operating loss and research and development tax credit carryforwards.

Results of Operations

Revenues

We have not generated any revenue from product sales. For the three years ended December 31, 2013, our revenues have been derived from contract revenue, up-front payments and development milestone payments from GSK. Total revenues, as compared to the prior years, were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
GSK
Contract revenue	$2,299	$1,017	$3,045
Recognition of up-front payments	3,761	4,402	3,628
Milestones	—	—	25,000

Total revenues	$6,060	$5,419	$31,673

Dollar (decrease) increase	$641	$(26,254)
Percentage (decrease) increase	12%	(83%)

The increase in total revenues from 2012 to 2013 was primarily due to funding of clinical support from GSK for CCX168, our C5aR inhibitor, for the treatment of AARV. The decrease in total revenues from 2011 to 2012 was primarily due to lower milestone revenue in 2012 relating to activities under the GSK Agreement. No such milestone revenue was recorded in 2012. With the ending of the GSK Agreement in November 2013, our future revenues are expected to significantly decrease unless we enter into new collaboration agreements with new partners, if any.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, the discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We expense all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses, as compared to the prior years, were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Research and development expenses	$33,541	$34,569	$28,359
Dollar (decrease) increase	$(1,028)	$6,210
Percentage (decrease) increase	(3%)	22%

The decrease in research and development expenses from 2012 to 2013 was primarily attributed to lower expenses associated with the drug discovery efforts targeting CXCR7 for the treatment of glioblastoma and developing our next generation drug candidates, CCX872, our second generation CCR2 inhibitor, and CCX507, our second generation CCR9 inhibitor, due to the timing of Phase I related activities. These decreases were partially offset by higher expenses associated with CCX168, our C5aR inhibitor, as this program further advanced into Phase II clinical development for the treatment of AARV, and additional investment in our drug discovery programs, including CCR2 3G, CCR9 3G, and CCR6.

The increase in expense from 2011 to 2012 was primarily due to investing in CCR2 programs, including the advancement of CCX140 into Phase II clinical trials in patients with diabetic nephropathy, and CCX872 into Phase I clinical development. Further, additional investment in our drug discovery programs including CCR6 and our second generation CCR9 drug candidate, CCX507, contributed to the increase as it entered Phase I clinical development. These increases were partially offset by lower expenses related to CCX354 following GSK’s option exercise to obtain a license to the program, CCX832 following the completion of Phase I clinical development in February 2012, and lower expenses associated with developing our third generation candidates in our CCR2 and CCR9 programs.

The following table summarizes our research and development expenses by project (in thousands):

	Year Ended December 31,
	2013	2012	2011
Development candidate (Target)
CCX140 (CCR2)	$12,008	$12,700	$7,726
CCX872 (CCR2 2G)	2,804	4,005	706
CCX168 (C5aR)	3,909	3,145	3,725
CCX507 (CCR9 de novo)	2,724	3,421	975
CCX354 (CCR1)	—	109	3,792
CCX650 (CXCR7)	491	2,761	1,379
CCX832 (ChemR23) (1)	—	158	1,620
Other (CCR2 3G, CCR9 3G, CCR4, CCR6, CCR1 2G, Other)	11,605	8,270	8,436

Total research and development	$33,541	$34,569	$28,359

(1)	In February 2012, we and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds.

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

At any given time, we typically have several active early stage research and drug discovery projects. Our internal resources, employees and infrastructure are not directly tied to any individual research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for our early stage research and drug discovery programs on a project specific basis. We expect our research and development expenses to increase as we advance our development programs further and increase the number and size of our clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We or our partners may never succeed in achieving marketing approval for any of our drug candidates. The probability of success for each drug candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Our strategy includes entering into additional partnerships with third parties for the development and commercialization of some of our independent drug candidates.

Most of our product development programs are at an early-to-mid-stage; therefore the successful development of our drug candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each drug candidate and are difficult to predict for each product. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our drug candidates or if, or to what extent, we will generate revenues from the commercialization and sale of any of our drug candidates. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate, as well as ongoing assessment as to each drug candidate’s commercial potential. We will need to raise additional capital or may seek additional strategic alliances in the future in order to complete the development and commercialization of our drug candidates, including CCX168, CCX140, and vercirnon.

General and administrative expenses

Total general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
General and administrative expenses	$11,634	$10,480	$7,615
Dollar increase	$1,154	$2,865
Percentage increase	11%	38%

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

The increases from 2012 to 2013 were primarily due to increased stock-based compensation expense for stock option grants in addition to higher professional service fees relating to our investor relations and our business development efforts. The increase from 2011 to 2012 was primarily related to higher stock-based compensation expense along with higher costs associated with the first year of operating as a publicly held company. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a public company. These public company related increases will likely include, but not be limited to, investor and public relations expenses, legal and accounting related fees, and expenses associated with preparing to meet the requirements pursuant to the Sarbanes-Oxley Act of 2002.

Other income (expense)

Other income (expense) primarily consists of interest income earned on our marketable securities and interest expense incurred on our equipment financing obligations and our convertible note. Total interest income (expense), net, as compared to prior years was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest income	$501	$533	$402
Interest expense	(59)	(794)	(734)
Other income, net	—	—	16

Total other income (expense), net	$442	$(261)	$(316)

Dollar increase	703	55
Percentage increase	269%	17%

The increase in total other income (expense), net from 2012 to 2013 was primarily due to the automatic conversion of the convertible note issued to Techne to common stock upon the completion of our IPO in February 2012. Prior to its conversion, the change in the estimated fair value of the convertible note was recorded as interest expense. The increase in total other income (expense), net from 2011 and 2012 was primarily attributed to higher cash and investment balances attributable to the completion of our February 2012 IPO and concurrent private placements, pursuant to which we received net proceeds of $57.0 million. Other income, net consists primarily of income or expenses which are non-recurring in nature.

Liquidity and Capital Resources

As of December 31, 2013, we had approximately $149.9 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for each of the three years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash provided by (used in)
Operating activities	$(33,318)	$(32,227)	$3,420
Investing activities	(31,668)	(56,904)	13,195
Financing activities	66,784	57,436	11,484

Operating activities. Net cash used by operating activities was $33.3 million for the year ended December 31, 2013, compared to $32.2 million for the same period in 2012. This change was primarily due to changes in working capital items. Net cash used by operating activities was $32.2 million for the year ended December 31, 2012, compared to net cash provided by operating activities of $3.4 million for the same period in 2011. This decrease was primarily due to the receipt by us in 2011 of a $25.0 million milestone payment from GSK in connection with the exercise of its option to obtain an exclusive license for further development and worldwide commercialization of CCX354.

Investing activities. Net cash used in or provided by investing activities for periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business. Following our February 2012 IPO and our recent follow-on offering in April 2013, we invested the majority of our net proceeds received in short-term and long-term investments. We finance property and equipment purchases through equipment financing facilities. Proceeds from collaboration agreements and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes.

Financing activities. Net cash provided by financing activities was $66.8 million for the year ended December 31, 2013 compared to $57.4 million for the same period in 2012. This increase was primarily due to the receipt of net proceeds of $64.4 million from the issuance of common stock in our follow-on offering in April 2013 after underwriting discounts, commissions and offering expenses. Net cash provided by financing activities was $57.4 million for the year ended December 31, 2012, compared to $11.5 million for the same period in 2011. This increase was primarily due to the completion of our IPO and concurrent placements in February 2012.

We believe that our existing cash, cash equivalents and investments as of December 31, 2013 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our drug candidates and potential drug candidates;

•	the number and characteristics of drug candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory approvals;

•	the cost and timing of hiring new employees to support continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the cost and timing of procuring clinical and commercial supplies of our drug candidates;

•	the cost and timing of establishing sales, marketing and distribution capabilities; and

•	the extent to which we acquire or invest in businesses, products or technologies.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2013 (in thousands).

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$4,820	$887	$1,766	$1,852	$315
Equipment financing obligations (including interest) (2)	$468	410	58	—	—

Total contractual obligations	$5,288	$1,297	$1,824	$1,852	$315

(1)	We lease our facility in Mountain View, California. The lease expires in 2019.
(2)	In February 2007, we entered into a $2.5 million credit facility with Silicon Valley Bank to finance equipment purchases and other related expenses. In April 2010, we modified this credit facility to increase its limit to $4.0 million until March 31, 2011. As of December 31, 2013 we had drawn $2.2 million under this modified credit facility. The loans under this credit facility are secured by certain of our assets and are being repaid over 48 months. Interest rates are fixed at the time of drawdown, with effective rates ranging from 6.3% to 7.0%.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the reports of our independent registered public accounting firm are included in this Annual Report on Form 10-K on pages F-1 through F-26.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2013, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the design and operation of our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (the 1992 Framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2013.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our Definitive Proxy Statement, or the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2013, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

ChemoCentryx, Inc.

Consolidated Financial Statements

As of December 31, 2013 and 2012

and for each of the three years in the period ended December 31, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ChemoCentryx, Inc.

We have audited the accompanying consolidated balance sheets of ChemoCentryx, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChemoCentryx, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 14, 2014

CHEMOCENTRYX, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$10,258	$8,460
Short-term investments	123,055	94,234
Accounts receivable from related party	393	1,156
Prepaid expenses and other current assets	596	630

Total current assets	134,302	104,480
Property and equipment, net	1,399	1,421
Long-term investments	16,561	16,262
Other assets	160	160

Total assets	$152,422	$122,323

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$909	$750
Accrued liabilities	5,649	6,267
Deferred revenue from related party	—	3,761
Current portion of equipment financing obligations	314	522

Total current liabilities	6,872	11,300
Noncurrent equipment financing obligations	16	379
Other non-current liabilities	226	298

Total liabilities	7,114	11,977

Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2013 and December 31, 2012; 42,888,168 shares and 36,354,547 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	43	36
Additional paid-in capital	318,103	244,513
Note receivable	(16)	(16)
Accumulated other comprehensive income	40	2
Accumulated deficit	(172,862)	(134,189)

Total stockholders’ equity	145,308	110,346

Total liabilities and stockholders’ equity	$152,422	$122,323

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Operations

(In thousands, except share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Collaborative research and development revenue from related party	$6,060	$5,419	$31,673
Operating expenses:
Research and development	33,541	34,569	28,359
General and administrative	11,634	10,480	7,615

Total operating expenses	45,175	45,049	35,974

Loss from operations	(39,115)	(39,630)	(4,301)
Other income (expense):
Interest income	501	533	402
Interest expense	(59)	(794)	(734)
Other income	—	—	16

Total other income (expense), net	442	(261)	(316)

Net loss	$(38,673)	$(39,891)	$(4,617)

Basic and diluted net loss per common share	$(0.95)	$(1.13)	$(1.10)

Shares used to compute basic and diluted net loss per common share	40,916	35,407	4,211

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(38,673)	$(39,891)	$(4,617)
Unrealized (loss) gain on available-for-sale securities	38	33	(114)

Comprehensive loss	$(38,635)	$(39,858)	$(4,731)

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Note Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balance as of December 31, 2010	48,257,315	$49	4,095,451	$4	$166,334	$(16)	$83	$(89,681)	$76,773
Net loss	—	—	—	—	—	—	—	(4,617)	(4,617)
Unrealized gain / (loss) on investments	—	—	—	—	—	—	(114)	—	(114)
Issuance of Series B preferred stock for cash upon exercise of warrant	407,077	—	—	—	1,058	—	—	—	1,058
Employee stock-based compensation	—	—	—	—	2,538	—	—	—	2,538
Issuance of common stock upon exercise of stock options including vested options early exercised	—	—	289,988	—	255	—	—	—	255
Compensation expense related to options granted to consultants	—	—	—	—	104	—	—	—	104

Balance as of December 31, 2011	48,664,392	49	4,385,439	4	170,289	(16)	(31)	(94,298)	75,997
Net loss	—							(39,891)	(39,891)
Unrealized gain / (loss) on investments	—	—	—	—	—	—	33	—	33
Conversion of preferred stock to common stock	(48,664,392)	(49)	24,332,186	24	25	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,175,000	6	45,011	—	—	—	45,017
Issuance of common stock in a private placement concurrent with the closing of the initial public offering	—	—	1,200,000	1	11,999	—	—	—	12,000
Issuance of common stock upon conversion of convertible note from related party	—	—	1,021,490	1	10,213	—	—	—	10,214
Reclassification of warrant liability to additional paid-in capital upon conversion of convertible note upon initial public offering	—	—	—	—	1,052	—	—	—	1,052
Issuance of common stock upon net exercise of warrant	—	—	4,197	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	—	—	236,235	—	971	—	—	—	971
Employee stock-based compensation	—	—	—	—	4,812	—	—	—	4,812
Compensation expense related to options granted to consultants	—	—	—	—	141	—	—	—	141

Balance as of December 31, 2012	—	—	36,354,547	36	244,513	(16)	2	(134,189)	110,346
Net loss	—	—	—	—	—	—	—	(38,673)	(38,673)
Unrealized gain / (loss) on investments	—	—	—	—	—	—	38	—	38
Issuance of common stock upon follow-on offering, net of issuance costs	—	—	5,750,000	6	64,359	—	—	—	64,365
Issuance of common stock upon exercise of warrant	—	—	60,000	—	312	—	—	—	312
Issuance of common stock upon net exercise of warrant	—	—	48,611	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	—	—	675,010	1	2,677	—	—	—	2,678
Employee stock-based compensation	—	—		—	6,092	—	—	—	6,092
Compensation expense related to options granted to consultants	—	—	—	—	150	—	—	—	150

Balance as of December 31, 2013	—	$—	42,888,168	$43	$318,103	$(16)	$40	$(172,862)	$145,308

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(38,673)	$(39,891)	$(4,617)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	576	592	754
Stock-based compensation	6,242	4,953	2,642
Noncash interest expense, net	2,065	2,571	2,021
Changes in assets and liabilities:
Accounts receivable due from related party	763	(649)	11,945
Prepaids and other current assets	34	692	(764)
Other assets	—	1,935	(1,935)
Accounts payable	159	214	(405)
Other liabilities	(723)	1,758	(2,593)
Deferred revenue from related party	(3,761)	(4,402)	(3,628)

Net cash provided by (used in) operating activities	(33,318)	(32,227)	3,420
Investing activities
Purchases of property and equipment, net	(554)	(472)	(166)
Purchases of investments	(136,600)	(177,566)	(113,251)
Sales of investments	5,142	5,582	17,260
Maturities of investments	100,344	115,552	109,352

Net cash provided by (used in) investing activities	(31,668)	(56,904)	13,195
Financing activities
Proceeds from issuance of common stock	64,365	57,017	—
Proceeds from exercise of stock options and employee stock purchase plan	2,678	966	260
Proceeds from exercise of warrants	312	—	1,058
Proceeds from the issuance of convertible note	—	—	10,000
Proceeds from equipment financing obligations	—	—	700
Payments on equipment financing obligations	(571)	(547)	(534)

Net cash provided by financing activities	66,784	57,436	11,484

Net increase (decrease) in cash and cash equivalents	1,798	(31,695)	28,099
Cash and cash equivalents at beginning of period	8,460	40,155	12,056

Cash and cash equivalents at end of period	$10,258	$8,460	$40,155

Supplemental disclosures of cash flow information
Cash paid for interest	$26	$50	$87
Cash refund for income taxes	$—	$—	$(16)
Non-cash financing activity:
Issuance of common stock for settlement of convertible debt, including accrued interest	$—	$10,215	$—

See accompanying notes.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements

December 31, 2013

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

Basis of Presentation

The financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). The Company has made estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable from related party and accounts payable, approximate their fair value due to their short maturities. Based on the borrowing rate available to the Company for loans with similar terms and average maturities, the carrying value of the Company’s equipment financing obligation (debt) approximates its fair value as of December 31, 2013 and 2012.

Fair value is considered to be the price at which an asset could be exchanged or a liability transferred (an exit price) in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on or derived from observable market prices or other observable inputs. Where observable prices or inputs are not available, valuation models are applied. The valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company invests in a variety of financial instruments and, by its policy, limits the amount of credit exposure with any one issuer, industry or geographic area.

Accounts receivable are typically unsecured and are concentrated in the pharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies. At December 31, 2013 and 2012, accounts receivable consisted of amounts due from Glaxo Group Limited (GSK) under our former collaboration agreement. The Company believes that the credit risks associated with GSK are not significant. During the three years ending December 31, 2013, the Company has not written off any accounts receivable, and accordingly, does not have an allowance for doubtful accounts as of December 31, 2013 and 2012. During the years ended December 31, 2013, 2012 and 2011, 100% of the Company’s total revenues were derived from contract revenue, up-front payments and development milestone payments earned under the Company’s former collaboration with GSK.

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

Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in the Securities and Exchange Commission’s (the SEC) Topic 13 and Accounting Standards Codification (ASC) 605-25. The Company generates revenue from collaborative research and development agreements with pharmaceutical companies

Collaboration agreements may include nonrefundable up-front fees, research and development funding, milestone payments for the achievement of defined collaboration objectives, license fees and royalties on potential sales of commercialized products. In 2011, the Company adopted ASU No. 2009-13, Revenue Recognition — Multiple Deliverable Revenue Arrangements (ASU 2009-13) for multiple deliverable revenue arrangements, on a prospective basis, for applicable transactions originating or materially modified on or subsequent to January 1, 2011. ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update changes the requirements for establishing separate units of accounting in a multiple element arrangement and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence, if

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

For multiple element arrangements entered into prior to January 1, 2011, the Company determined whether the elements had value on a stand-alone basis and whether there was objective and reliable evidence of fair value. When the delivered element did not have stand-alone value or there was insufficient evidence of fair value for the undelivered element(s), the Company recognized the consideration for the combined unit of accounting in the same manner as the revenue was recognized for the final deliverable, which was generally ratably over the longest period of involvement. For example, up-front payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue based on a straight-line basis over the period of the Company’s continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the longer of the estimated research and development period or other continuing obligation period defined in the respective agreements between the Company and its third-party collaborators. The Company periodically reviews the estimated performance periods of its contracts based on the progress of the related programs.

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

Research and Development Expenses

All research and development expenses, including those funded by third parties, are expensed as incurred. Research and development expenses include, but not limited to, salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, allocated facility costs.

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

Income Taxes

The Company uses the liability method for income taxes, whereby deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when the expected realization for the deferred tax assets does not meet the more-likely-than-not criteria.

The Company accounts for uncertain tax positions in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits in income tax expense.

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive loss. For the periods presented other comprehensive loss consists solely of unrealized gains and losses on the Company’s available-for-sale securities. For the periods presented there were no reclassification differences or income tax effects related to the unrealized gains or losses on the Company’s available-for-sale securities.

Stock-Based Compensation

The Company accounts for employee stock-based compensation using a fair-value-based method, which measures stock-based compensation cost at the grant date based on the fair value of the award, and recognizes as an expense over the award’s vesting periods on a straight-line basis. Because stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The convertible preferred stock contains certain participation rights.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Diluted net loss per share is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding for the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and warrants, (ii) the purchase from contributions to the 2012 Employee Stock Purchase Plan (the ESPP), (calculated based on the treasury stock method), (iii) conversion of convertible preferred stock, and (iv) the common stock subject to repurchase, are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2013	2012	2011
Convertible preferred stock	—	—	24,332,186
Options to purchase common stock, including ESPP	5,324,876	5,292,738	4,016,393
Warrants to purchase common stock	150,000	301,672	159,500
Common stock subject to repurchase	—	—	700

	5,474,876	5,594,410	28,508,779

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at December 31, 2013 were as follows (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market fund	$8,212	$—	$—	$8,212
Certificate of deposits	6,025	—	—	6,025
U.S. treasury securities	2,001	3	—	2,004
Government-sponsored agencies	9,825	7	(2)	9,830
Commercial paper	12,192	—	—	12,192
Corporate debt securities	109,533	56	(24)	109,565

Total available-for-sale securities	$147,788	$66	$(26)	$147,828

Classified as:
Cash equivalents				$8,212
Short-term investments				123,055
Long-term investments				16,561

Total available-for-sale securities				$147,828

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

3.	Cash Equivalents and Investments (continued)

The amortized cost and fair value of cash equivalents and investments, with gross unrealized gains and losses, at December 31, 2012 were as follows (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market fund	$10,403	$1	$—	$10,404
Government-sponsored agencies	6,009	1	—	6,010
Commercial paper	29,171	3	—	29,174
Corporate debt securities	71,980	23	(26)	71,977

Total available-for-sale securities	$117,563	$28	$(26)	$117,565

Classified as:
Cash equivalents				$7,069
Short-term investments				94,234
Long-term investments				16,262

Total available-for-sale securities				$117,565

Cash and cash equivalents in the tables above exclude cash of $2.0 million and $1.4 million as of December 31, 2013 and 2012, respectively. All available-for-sale securities held as of December 31, 2013, had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of December 31, 2013, have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2013, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Description
Money market fund	$8,212	$—	$—	$8,212
Certificate of deposits	6,025	—	—	6,025
U.S. treasury securities	—	2,004	—	2,004
Government-sponsored agencies	—	9,830	—	9,830
Commercial paper	—	12,192	—	12,192
Corporate debt securities	—	109,565	—	109,565

Total assets	$14,237	$133,591	$—	$147,828

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Description
Money market fund	$10,404	$—	$—	$10,404
Government-sponsored agencies	—	6,010	—	6,010
Commercial paper	—	29,174	—	29,174
Corporate debt securities	—	71,977	—	71,977

Total assets	$10,404	$107,161	$—	$117,565

During the year ended December 31, 2013, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Lab equipment	$5,573	$5,184
Computer equipment and software	1,435	1,350
Furniture and fixtures	505	487
Tenant improvements	752	703

	8,265	7,724
Less: accumulated depreciation	(6,866)	(6,303)

	$1,399	$1,421

6.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Research and development related	$3,337	$3,678
Compensation related	1,589	1,889
Other	723	700

	$5,649	$6,267

7.	Debt

Equipment Financing Obligations

In April 2010, the Company entered into an amendment to its credit facility to provide for up to $4.0 million to finance equipment purchases and other related expenses, with borrowing thereunder secured by certain fixed assets of the Company and repayable over 48 months. As of December 31, 2013, the Company utilized $2.2 million of the credit facility, bearing interest on a weighted average basis of 6.7%. The credit facility expired March 31, 2011.

In aggregate, $0.3 million and $0.9 million of remaining principal under this facility was outstanding at December 31, 2013 and 2012, respectively, and secured by certain fixed assets which had a remaining net book value of $0.4 million and $0.7 million as of December 31, 2013 and 2012, respectively.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

7.	Debt (continued)

As of December 31, 2013, future minimum principal payments related to long-term debt were as follows (in thousands):

Year ending December 31:
2014	$314
2015	16

Total minimum payments	330
Less current portion	(314)

Noncurrent equipment financing obligations	$16

Convertible Debt from Related Party

In September 2011, the Company entered into a convertible note loan agreement with Techne Corporation (Techne), one of its principal stockholders, pursuant to which the Company issued a convertible note to Techne with a principal amount of $10 million and bearing interest at a rate of 5.0% per annum and a maturity date in September 2021. The Company accounted for the note at fair value, under a fair value option available under generally accepted accounting principles. The note was remeasured to fair value every reporting period while outstanding. In February 2012, the Company completed its initial public offering, and as such, all outstanding principal and accrued and unpaid interest automatically converted into shares of common stock at a conversion price equal to the initial public offering price of $10.00. Upon the conversion of the note in connection with the initial public offering, Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00, or 200% of the initial public offering price of its common stock. In addition, pursuant to the terms of the convertible note loan agreement, Techne purchased $5.0 million of the Company’s common stock in a private placement concurrent with the offering at $10.00 per share.

Interest expense for the year ended December 31, 2013 represents interest expense from equipment financing obligations. The following table summarizes interest expense in the consolidated statement of operations for the year ended December 31, 2013, 2012 and 2011 are shown below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest expense
Interest expense from convertible debt from related party	$—	$711	$631
Other	59	83	103

Total interest expense	$59	$794	$734

8.	Commitments

Operating Leases

In May 2004, the Company entered into a noncancelable operating lease for its current office and primary research facility located in Mountain View, California, which expires in April 2014. The Company received a discounted lease rate during the first year of the agreement. In August 2012, the Company entered into an amendment to the lease agreement for the same facility to extend the term through April 2019. The total rent obligation is being expensed ratably over the term of the agreement, as amended. Rental expenses for the years ended December 31, 2013, 2012 and 2011 were $942,000, $872,000 and $830,000, respectively.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

8.	Commitments (continued)

Future minimum lease payments under all noncancelable operating leases as of December 31, 2013, are as follows (in thousands):

Year ending December 31:
2014	$887
2015	872
2016	894
2017	915
2018	937
Thereafter	315

Total minimum lease payments	$4,820

9.	Convertible Preferred Stock

The Company previously recorded its convertible preferred stock at fair value on the date of issuance, net of issuance costs. In connection with the completion of the Company’s initial public offering in February 2012, all convertible preferred stock was automatically converted into common stock.

10.	Common Stock and Warrants

Initial Public Offering

In February 2012, the Company completed its initial public offering (IPO), pursuant to which the Company issued 5,175,000 shares of common stock, including the exercise of the underwriters’ over-allotment option and received (a) net proceeds of $45.0 million, after underwriting discounts, commissions and offering expenses; and (b) gross proceeds of $12.0 million in concurrent private placements of 1,200,000 shares of common stock at the IPO price of $10.00 per share. In addition, in connection with the completion of the Company’s IPO, all convertible preferred stock converted into 24,332,186 shares of common stock. All outstanding principal and accrued and unpaid interest under the convertible note loan agreement with Techne also converted into common stock in connection with the completion of the Company’s IPO.

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

In December 2002 and 2003, the Company issued warrants to purchase 15,656 and 3,344 shares of Series B convertible preferred stock, respectively, in conjunction with obtaining equipment financing. The warrants were immediately exercisable at $2.60 per share. The warrants issued in 2002 were automatically exercised in December 2012. The warrants issued in 2003 expired on December 23, 2013.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

10.	Common Stock and Warrants (continued)

In February 2012, in connection with the IPO, the warrants to purchase Series B convertible preferred stock converted into 159,500 warrants to purchase common stock at $5.20 per share, with expiration dates from 2012 through 2014. As discussed in Note 7, upon the completion of the Company’s IPO in February 2012, Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at $20.00 per share. As of December 31, 2012, 301,672 warrants to purchase common stock were outstanding with a weighted-average exercise price of $12.56. During the year ended December 31, 2013, warrants to purchase 150,000 shares of common stock were exercised, and 1,672 warrants expired. As of December 31, 2013, warrants to purchase 150,000 shares of common stock were outstanding with a weighted-average exercise price of $20.00.

11.	Related-Party Transactions

Glaxo Group Limited

In August 2006, the Company entered into a product development and commercialization agreement with GSK. Concurrent with the collaboration agreement (the GSK Agreement), the Company issued 6,493,506 shares of Series D convertible preferred stock at $3.85 per share, for gross proceeds of $25.0 million. Under the terms of the agreement, the Company received an initial nonrefundable up-front fee of $38.5 million, which was recognized as revenue over the estimated research and development term during which GSK might exercise its right to license certain drug candidates under the agreement. Under the agreement, the Company delivered intellectual property rights and had an obligation to perform research and development services.

The GSK Agreement provided GSK with an option to license certain drug candidates on an exclusive, worldwide basis. Upon exercise of a product option by GSK, the Company would grant GSK an exclusive license to the specific product compounds, and GSK would bear all future costs and responsibility associated with furthering the development of the drug candidate. If these programs were successfully advanced through development by GSK, the Company would be entitled to receive regulatory and commercial milestone payments based on performance and royalties of future product sales, if any. In addition, for certain licensed product compounds, the Company might receive greater royalty payments on future product sales, if it elected to co-develop and co-promote such potential drug candidates for certain indications by paying a certain portion of the costs to further develop the product compound. The GSK Agreement provided for research funding for the initial three-year term as reimbursement for collaborative research efforts of the Company as well as development milestones for advancing selected drug candidates toward and into the clinic.

In February 2010, the GSK Agreement was further amended to provide for funding of up to $1.6 million to conduct certain non-clinical activities for CCX168. Research funding from the GSK Agreement as amended, was $2.3 million, $1.0 million and 3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In addition, in November 2011 and December 2009, GSK exercised its option under the GSK Agreement to obtain an exclusive license for the further development and commercialization of CCX354 and vercirnon and two identified back-up compounds with respect to each of CCX354 and vercirnon, respectively. In connection with the exercise of the option, GSK paid the Company a non-refundable option exercise fee of $25.0 million in November 2011 and $35.0 million in January 2010 and assumed responsibility for the development and commercialization of CCX354, vercirnon and related compounds at GSK’s expense, subject to the Company’s specified development and commercial participation rights. The Company determined that these milestones were substantive and at risk at the inception of the arrangement, and as such, the Company recognized the $25.0 million and $35.0 million option exercise fee as revenue in the year ended December 31, 2011 and 2009, respectively, when the milestones were achieved.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

11.	Related-Party Transactions (continued)

The Company recognized the following revenues from GSK during the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Contract revenue	$2,299	$1,017	$3,045
Recognition of up-front payments	3,761	4,402	3,628
Milestones	—	—	25,000

Total revenues	$6,060	$5,419	$31,673

In February 2012, the Company and GSK determined not to further advance the development of CCX832 or its two designated back-up compounds and revised the estimated research and development term to seven years and two months. The Company recognized the remaining unamortized portion of the up-front payment over the revised expected remaining research term which ended in October 2013.

In September 2013, GSK elected to revert all rights to vercirnon to the Company after vercirnon did not achieve the primary endpoint in the SHIELD-1 study of improvement in clinical response and the key secondary endpoint of clinical remission. In November 2013, GSK declined its last option to the C5aR program and returned all rights to CCX354 and its two identified back-up compounds to the Company, leaving no active research programs under the GSK Agreement, and thus ending the GSK Agreement.

In the event the Company elects to continue to develop and commercialize vercirnon, CCX168, or CCX832, the Company would be subject to the following future royalties to GSK. With respect to vercirnon, the Company would be subject to a reverse royalty to GSK of 3% on annual worldwide net sales only if a regulatory agency were to deem one of GSK’s SHIELD trials to be a pivotal Phase 3 clinical trial. With respect to CCX168 and CCX832, the Company would be subject to reverse royalties to GSK of 3% on annual worldwide net sales not to exceed $50.0 million in royalties for each.

For the years ended December 31, 2013, 2012 and 2011, the research and development costs under the GSK Agreement were partially offset by contract revenue. At December 31, 2013 and 2012, the Company had an accounts receivable balance due from GSK of $0.4 million and $1.2 million, respectively. At December 31, 2013, the Company had an investment of $3.0 million in corporate bonds issued by GlaxoSmithKline Capital, Inc., a subsidiary of GSK.

Techne

As of December 31, 2013 Techne held 6,385,056 shares of the Company’s common stock. For the years ended December 31, 2013, 2012, and 2011, the Company paid Techne $95,000, $45,000 and $55,000, respectively, for research materials. As of December 31, 2013 and 2012, the Company had an accounts payable balance due to Techne for the purchase of research materials of $3,600 and $1,800, respectively. As described in Note 7, in September 2011, the Company entered into a convertible note loan agreement with Techne, pursuant to which the Company issued a convertible note to Techne with a principal amount of $10 million. Following the completion of the Company’s IPO, all outstanding principal and accrued interest automatically converted into 1,021,490 shares of common stock.

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

As of February 2012, the stockholders approved the 2012 Equity Incentive Award Plan (the 2012 Plan). A total of 3,000,000 shares of the Company’s common stock were initially reserved for issuance under the Equity Plan. In addition, the number of shares available for issuance under the Equity Plan will be annually increased by an amount equal to the lesser of: 2,000,000 shares; 4% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year; or an amount determined by the Company’s board of directors. In November 2012, the Board of Directors approved an increase to the number of shares reserved for issuance under the 2012 Plan by 1,450,000 shares effective January 1, 2013. In November 2013, the Board of Directors approved an increase to the number of shares reserved for issuance under the 2012 Plan by 1,700,000 shares effective January 1, 2014.

As of February 2012, the stockholders approved the ESPP. A total of 300,000 shares of the Company’s common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2012 fiscal year, by an amount equal to the lesser of: 300,000 shares; 1% of outstanding shares of the Company’s common stock; or an amount determined by the Company’s board of directors. The ESPP provides for an aggregate limit of 3,000,000 shares of common stock that may be issued under the ESPP during the term of the ESPP. In November 2013, the Board of Directors approved an increase to the number of shares reserved for issuance under the ESPP by 200,000 shares effective January 1, 2014. The Company issued 49,912 shares in 2013 and 31,272 shares in 2012 under the ESPP.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

12.	Equity Incentive Plans (continued)

As of December 31, 2013 a total of 10,450,000 shares of common stock have been authorized for issuance under the Stock Plans.

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2010	410,439	3,945,152	4.40
Options granted	(390,679)	390,679	6.87
Options exercised	—	(290,688)	0.89
Options forfeited	28,750	(28,750)	5.80

Balances as of December 31, 2011	48,510	4,016,393	4.89
Shares authorized	3,000,000
Options granted	(1,534,645)	1,534,645	13.43
Options exercised	—	(204,263)	3.18
Options forfeited	54,037	(54,037)	9.41

Balances as of December 31, 2012	1,567,902	5,292,738	7.38
Shares authorized	1,450,000	—
Options granted	(944,650)	944,650	14.00
Options exercised	—	(625,098)	3.68
Options forfeited or expired	310,668	(310,668)	12.33

Balances as of December 31, 2013	2,383,920	5,301,622	8.71

As of December 31, 2013, stock options outstanding were as follows:

	Options Outstanding
Exercise Price Range	Shares	Weighted-Average Contractual Life
$0.60-$4.30	742,967	1.42
$4.90-$5.15	54,975	4.65
$6.00	1,339,606	4.77
$6.30	674,766	5.62
$6.60-$10.27	575,983	7.18
$10.50-$14.14	200,435	9.20
$14.28	658,125	9.56
$14.31	967,265	8.25
$14.42	62,500	6.90
$15.90	25,000	8.32

	5,301,622

At December 31, 2013, the intrinsic value of the 5,301,622 options outstanding was $2.8 million. At December 31, 2013, 3,578,107 of the 5,301,622 options outstanding were vested. At December 31, 2013, 3,768,647 options outstanding were exercisable and had a weighted-average remaining contractual life of 4.91 years, a weighted-average exercise price per share of $6.62, and an aggregate intrinsic value of $2.8 million. The aggregate intrinsic value was calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock of $5.79 per share as of December 31, 2013.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

12.	Equity Incentive Plans (continued)

Early Exercise of Stock Options

Certain stock plans allow for the granting of options that may be exercised before the options have vested. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser.

As of December 31, 2013 and 2012, there were no shares of common stock issued related to the early exercise of stock options subject to repurchase by the Company.

Stock-Based Compensation

The Black-Scholes valuation model requires that assumptions are made with respect to various factors, including the expected volatility of the fair value of the Company’s common stock. The Company has based its expected volatility on the average historical volatilities of public entities having similar characteristics including: industry, stage of life cycle, size, and financial leverage. The fair values of the employee stock options granted under the Company’s Stock Plans and the option component of the shares purchased under the ESPP during 2013, 2012 and 2011 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2013	2012	2011	2013	2012	2011
Dividend yield	0%	0%	0%	0%	0%	—
Volatility	77.8%	76.0%	78.0%	67.3%	76.2%	—
Weighted-average expected life (in years)	5.93	6.0	6.0	0.5	0.5	—
Risk-free interest rate	1.54%	0.84%	1.56%	0.11%	0.10%	—
Weighted average grant date fair value	$9.41	$8.83	$4.64	$1.71	$4.33	—

Employee stock-based compensation expense recognized was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Research and development	$1,832	$1,565	$1,023
General and administrative	4,260	3,247	1,515

Total	$6,092	$4,812	$2,538

At December 31, 2013, the Company had $12.1 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted-average period of 2.66 years.

The total intrinsic value of the options exercised was $5.6 million, $1.6 million, and $1.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

12.	Equity Incentive Plans (continued)

Stock Options Granted to Nonemployees

During 2013, 2012 and 2011, the Company granted to consultants options to purchase 85,000, zero and 47,500 shares of common stock, respectively. The stock-based compensation expense related to nonemployees will fluctuate as the fair value of the Company’s common stock fluctuates. In connection with grants of stock options to nonemployees, the Company recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Research and development	$150	$119	$82
General and administrative	—	22	22

Total	$150	$141	$104

Stock-based compensation expense related to stock options granted to nonemployees is recognized as the stock options vest. The estimated fair values of the stock options granted are calculated at each reporting date using the Black-Scholes option-pricing model, with the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Dividend yield	0%	0%	0%
Volatility	77-79%	76-77%	76%
Weighted-average expected life (in years)	7.6-9.9	6.1-9.3	5.3-9.6
Risk-free interest rate	1.5-2.9%	0.9-2.0%	0.9-2.0%

13.	401(k) Plan

In October 1997, the Company established the ChemoCentryx 401(k) Plan and Trust (the 401(k) Plan). Employees may contribute, up to the percentage limit imposed by the Internal Revenue Code of 1986, as amended, an amount of their salary each calendar year until termination of their employment with the Company. The Company may elect to make matching contributions, as per the Plan; however, no matching contributions were made in the years ended December 31, 2013, 2012 and 2011.

14.	Income Taxes

The Company’s loss before tax is only attributable to U.S. operations. A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory income tax rate	(34.0%)	(34.0%)	(34.0%)
State income taxes, net of federal benefit	(5.80)	(5.83)	(5.83)
Permanent items	1.10	1.37	6.17
Research and development credits	(3.90)	(0.69)	(4.50)
Change in valuation allowance	43.10	39.48	37.92
Other	(0.50)	(0.33)	0.24
(Benefit from) provisions for income taxes	—%	—%	—%

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

14.	Income Taxes (continued)

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	2013	2012
Net operating loss carryforwards	$59,592	$44,477
Deferred revenue	—	1,499
Research and development credit	5,864	4,350
Amortization of deferred stock compensation - non-qualified	4,226	2,792
Reserves and accruals	882	805
Depreciation and amortization	400	376

Net deferred tax asset	70,964	54,299
Less: valuation allowance	(70,964)	(54,299)

Net deferred tax assets	$—	$—

The Company has concluded that its deferred tax assets are not more likely than not to be realized. Accordingly, the total deferred tax assets have been fully offset by a valuation allowance. The Company’s valuation allowance increased by approximately $16.7 million, $15.7 million, and $1.8 million during 2013, 2012, and 2011 respectively.

At December 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $153.4 million and $153.0 million, respectively. The federal net operating loss carryforwards begin to expire in 2025 and the state net operating loss carryforwards begin to expire in 2016, if not utilized.

The Company has federal and state research and development credit carryforwards of $7.1 million and $4.4 million, respectively. The federal research and development credits will begin to expire in 2019, if not utilized. California research and development credits can be carried forward indefinitely. The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, extends the Federal research tax credit retroactively for two years from January 1, 2012 through December 31, 2013. The tax benefit from the extension of the Federal research tax credit has been reflected in the income tax provision for the year ended December 31, 2013 with an offsetting increase in valuation allowance.

Utilization of the net operating loss and credit carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and credit carryforwards before their utilization.

The deferred tax asset balances as of December 31, 2013 and 2012 did not include excess tax benefits from stock option exercises. The amount excluded at December 31, 2013 and 2012 was $3.8 million and $1.4 million respectively. The use of tax benefits associated with the stock option related deductions will be credited directly to stockholders’ equity upon ultimate realization.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

14.	Income Taxes (continued)

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011, is as follows (in thousands):

Unrecognized Income Tax Benefits
Balance as of December 31, 2010	$3,106
Additions for current tax positions	608

Balance as of December 31, 2011	3,714
Additions for current tax positions	878

Balance as of December 31, 2012	4,592
Additions for current tax positions	881
Decreases for prior tax positions	(517)

Balance as of December 31, 2013	$4,956

As of December 31, 2013 and 2012, the Company had approximately $5.0 million and $4.6 million, respectively, of unrecognized tax benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company is not aware of any items that will significantly increase or decrease its unrecognized tax benefits in the next 12 months.

For U.S. federal and California income tax purposes, the statute of limitations remains open for the years beginning 2009 and 2008, respectively, except for the carryforward of net operating losses and research and development credits generated in prior years.

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2013, there has been no interest expense or penalties related to unrecognized tax benefits.

The IRS has completed its audit for the years ended December 31, 2007 and 2008, and there have been no adjustments to the Company’s attributes carryforwards; however, the research and development credit may be subject to re-examination.

The Company is currently under examination by the California Franchise Tax Board for the years ended December 31, 2008 and 2009. The Company is not currently under examination in any other jurisdictions.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

15.	Selected Quarterly Financial Data (unaudited)

Selected quarterly results from operations for the years ended December 31, 2013 and 2012 are as follows (in thousands except per share amounts):

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$1,927	$1,886	$1,522	$725
Net loss	(10,193)	(9,504)	(9,433)	(9,543)
Basic and diluted net loss per share	(0.28)	(0.23)	(0.22)	(0.22)

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$1,018	$1,128	$1,128	$2,145
Net loss	(9,085)	(10,893)	(10,116)	(9,797)
Basic and diluted net loss per share	(0.28)	(0.30)	(0.28)	(0.27)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: March 14, 2014	By:	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Schall, Ph.D Thomas J. Schall, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2014

/s/ Susan M. Kanaya Susan M. Kanaya	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 14, 2014

/s/ Joseph M. Feczko, M.D. Joseph M. Feczko, M.D.	Director	March 14, 2014

/s/ Ira Klein, M.D., M.B.A., F.A.C.P. Ira Klein, M.D., M.B.A., F.A.C.P.	Director	March 14, 2014

/s/ Roger C. Lucas, Ph.D. Roger C. Lucas, Ph.D.	Director	March 14, 2014

/s/ Geoffrey M. Parker Geoffrey M. Parker	Director	March 14, 2014

/s/ James L. Tyree James L. Tyree	Director	March 14, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

4.2(3)	Amended and Restated Investors Rights Agreement among the Registrant and certain investors set forth therein, dated September 8, 2011.

4.3(3)	Form of Common Stock Warrant.

4.4(3)	Form of Series B Preferred Stock Warrant.

10.1#(1)	Amended and Restated 1997 Stock Option/Stock Issuance Plan and form of agreement thereunder.

10.2#(1)	Amended and Restated 2002 Equity Incentive Plan and forms of agreements thereunder.

10.3#(1)	2012 Equity Incentive Award Plan and form of agreement thereunder.

10.4#(1)	2012 Employee Stock Purchase Plan.

10.5#(1)	2012 Cash Incentive Plan.

10.6#(1)	Form of Indemnification Agreement.

10.7#	Non-Employee Director Compensation Policy.

10.8#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Thomas J. Schall, Ph.D.

10.9#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Markus J. Cappel, Ph.D.

10.10#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Susan M. Kanaya.

10.11#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Petrus Bekker M.D., Ph.D.

10.12(3)	Standard Industrial/Commercial Multi-Tenant Lease, dated April 20, 2004, by and between Portola Land Company and the Registrant.

10.13(4)	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated August 16, 2012, by and between Portola Land Company and the Registrant.

10.14†(5)	Product Development and Commercialization Agreement, effective as of August 22, 2006, by and between the Registrant and Glaxo Group Limited.

10.15†(3)	Amendment No. 1 to Product Development and Commercialization Agreement, effective as of September 30, 2007, by and between the Registrant and Glaxo Group Limited.

10.16†(3)	Amendment No. 2 to Product Development and Commercialization Agreement, effective as of October 6, 2008, by and between the Registrant and Glaxo Group Limited.

10.17†(3)	Amendment No. 3 to Product Development and Commercialization Agreement, effective as of August 22, 2009, by and between the Registrant and Glaxo Group Limited.

10.18†(3)	Amendment No. 4 to Product Development and Commercialization Agreement, effective as of February 26, 2010, by and between the Registrant and Glaxo Group Limited.

10.19†(3)	Amendment No. 5 to Product Development and Commercialization Agreement, effective as of November 15, 2010, by and between the Registrant and Glaxo Group Limited.

Exhibit Number	Description

10.20(3)	Amendment to Series D Preferred Stock Subscription Agreement, dated as of November 8, 2007, by and between the Registrant and Glaxo Group Limited.

10.21(3)	Series E Preferred Stock Subscription Agreement, dated as of August 26, 2008, by and between the Registrant and Glaxo Group Limited.

10.22(3)	Loan and Security Agreement, dated as of February 20, 2007, by and between the Registrant and Silicon Valley Bank.

10.23(3)	Amendment No. 2 to Loan and Security Agreement, dated as of April 19, 2010, by and between the Registrant and Silicon Valley Bank.

21.1	Subsidiaries of the Registrant.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase document.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(2)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on February 6, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(3)	Filed with the Registrant’s Registration Statement on Form S-1 on October 14, 2011 (Registration No. 333-177332), and incorporated herein by reference.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 13, 2012, and incorporated herein by reference.
(5)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on January 6, 2012 (Registration No. 333-177332), and incorporated herein by reference.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.
*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.