Form 10-Q
period 2014-03-31
ChemoCentryx, Inc.
filed 2014-05-09
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 1, 2014, was 43,252,383.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:

Cash and cash equivalents	$11,628	$10,258
Short-term investments	120,945	123,055
Accounts receivable from related party	4	393
Prepaid expenses and other current assets	1,110	596

Total current assets	133,687	134,302
Property and equipment, net	1,278	1,399
Long-term investments	9,336	16,561
Other assets	160	160

Total assets	$144,461	$152,422

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$710	$909
Accrued liabilities	6,187	5,649
Current portion of equipment financing obligations	184	314

Total current liabilities	7,081	6,872
Noncurrent equipment financing obligations	—	16
Other non-current liabilities	195	226

Total liabilities	7,276	7,114
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2014 and December 31, 2013; 43,172,171 shares and 42,888,168 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	43	43
Additional paid-in capital	321,499	318,103
Note receivable	(16)	(16)
Accumulated other comprehensive income	58	40
Accumulated deficit	(184,399)	(172,862)

Total stockholders’ equity	137,185	145,308

Total liabilities and stockholders’ equity	$144,461	$152,422

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Collaborative research and development revenue from related party	$—	$1,927
Operating expenses:
Research and development	8,149	9,255
General and administrative	3,523	2,964

Total operating expenses	11,672	12,219

Loss from operations	(11,672)	(10,292)
Other income (expense):
Interest income	146	116
Interest expense	(11)	(17)

Total other income, net	135	99

Net loss	$(11,537)	$(10,193)

Basic and diluted net loss per common share	$(0.27)	$(0.28)

Shares used to compute basic and diluted net loss per common share	43,107	36,611

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(11,537)	$(10,193)
Unrealized (loss) gain on available-for-sale securities	18	(9)

Comprehensive loss	$(11,519)	$(10,202)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(11,537)	$(10,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	153	142
Stock-based compensation	2,106	1,536
Noncash interest expense, net	642	409
Changes in assets and liabilities:
Accounts receivable due from related party	389	222
Prepaids and other current assets	(514)	(312)
Other assets	—	(127)
Accounts payable	(199)	31
Other liabilities	499	(846)
Deferred revenue from related party	—	(1,128)

Net cash used in operating activities	(8,461)	(10,266)
Investing activities
Purchases of property and equipment, net	(32)	(36)
Purchases of investments	(33,000)	(36,682)
Maturities of investments	41,719	48,697

Net cash provided by investing activities	8,687	11,979
Financing activities
Proceeds from exercise of stock options	1,290	1,293
Proceeds from exercise of warrants	—	312
Payments on equipment financing obligations	(146)	(141)

Net cash provided by financing activities	1,144	1,464

Net increase in cash and cash equivalents	1,370	3,177
Cash and cash equivalents at beginning of period	10,258	8,460

Cash and cash equivalents at end of period	$11,628	$11,637

Supplemental disclosures of cash flow information
Cash paid for interest	$3	$9

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Unaudited Interim Financial Information

The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2013 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (GAAP). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission, or SEC, on March 14, 2014.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications

Certain items in the notes to Condensed Consolidated Financial Statements have been reclassified to conform to the current fiscal year’s format.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding for the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon the exercise of outstanding stock options and warrants, and the purchase from contributions to the 2012 Employee Stock Purchase Plan (the ESPP), (calculated based on the treasury stock method), are only included in the calculation of diluted net loss per share when their effect is dilutive.

For the three months ended March 31, 2014 and 2013, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2014	2013
Options to purchase common stock, including ESPP	7,190,380	4,969,772
Warrants to purchase common stock	150,000	151,672

	7,340,380	5,121,444

Comprehensive Income (Loss)

Comprehensive loss comprises net loss and other comprehensive income (loss). For the periods presented other comprehensive income (loss) consists solely of unrealized gains and losses on the Company’s available-for-sale securities. For the periods presented there were no reclassification differences or income tax effects related to the unrealized gains or losses on the Company’s available-for-sale securities.

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$10,041	$—	$—	$10,041
U.S. treasury securities	2,003	4	—	2,007
Government-sponsored agencies	6,001	7	—	6,008
Commercial paper	22,970	—	—	22,970
Corporate debt securities	99,248	60	(12)	99,296

Total available-for-sale securities	$140,263	$71	$(12)	$140,322

Classified as:
Cash equivalents				$10,041
Short-term investments				120,945
Long-term investments				9,336

Total available-for-sale securities				$140,322

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$8,212	$—	$—	$8,212
Certificate of deposits	6,025	—	—	6,025
U.S. treasury securities	2,001	3	—	2,004
Government-sponsored agencies	9,825	7	(2)	9,830
Commercial paper	12,192	—	—	12,192
Corporate debt securities	109,533	56	(24)	109,565

Total available-for-sale securities	$147,788	$66	$(26)	$147,828

Classified as:
Cash equivalents				$8,212
Short-term investments				123,055
Long-term investments				16,561

Total available-for-sale securities				$147,828

Cash equivalents in the tables above exclude cash of $1.6 million and $2.0 million as of March 31, 2014 and December 31, 2013, respectively. All available-for-sale securities held as of March 31, 2014 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of March 31, 2014 have been in a continuous unrealized loss position for more than 12 months. As of March 31, 2014, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

During the three months ended March 31, 2014 and 2013, there were no sales of investments, and therefore there were no reclassification adjustments of accumulated other comprehensive income to net income resulting from realized gains or losses on the sale of securities.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
Description	Level 1	Level 2	Level 3	Total
Money market fund	$10,041	$—	$—	$10,041
U.S. treasury securities	—	2,007	—	2,007
Government-sponsored agencies	—	6,008	—	6,008
Commercial paper	—	22,970	—	22,970
Corporate debt securities	—	99,296	—	99,296

Total assets	$10,041	$130,281	$—	$140,322

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Money market fund	$8,212	$—	$—	$8,212
Certificate of deposits	6,025	—	—	6,025
U.S. treasury securities	—	2,004	—	2,004
Government-sponsored agencies	—	9,830	—	9,830
Commercial paper	—	12,192	—	12,192
Corporate debt securities	—	109,565	—	109,565

Total assets	$14,237	$133,591	$—	$147,828

During the three months ended March 31, 2014, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Research and development related	$4,220	$3,337
Compensation related	952	1,589
Consulting and Professional Services	510	399
Other	505	324

	$6,187	$5,649

6.	Related-Party Transactions

Glaxo Group Limited

In August 2006, the Company entered into a product development and commercialization agreement with Glaxo Group Limited (GSK), an affiliate of GlaxoSmithKline, which ended in November 2013. The Company recognized the following revenues from GSK during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
GSK
Contract revenue	$—	$799
Recognition of up-front payments	—	1,128

Total revenues	$—	$1,927

At March 31, 2014 and December 31, 2013, the Company had an accounts receivable balance due from GSK of $4,000 and $393,000, respectively. At March 31, 2014 and December 31, 2013, the Company had an investment of $3.1 million and $3.0 million in corporate bonds issued by GlaxoSmithKline Capital, Inc., a subsidiary of GlaxoSmithKline.

Techne

In September 2011, the Company entered into a convertible note loan agreement with Techne Corporation, or Techne, one of its principal stockholders, pursuant to which the Company issued a convertible note to Techne with a principal amount of $10.0 million and bearing interest at a rate of 5.0% per annum and a maturity date in September 2021. In February 2012, the Company completed its initial public offering (IPO), and as such, all outstanding principal and accrued and unpaid interest automatically converted into 1,021,490 shares of common stock at a conversion price equal to the IPO price of $10.00 per share. Upon the conversion of the note in connection with the IPO, Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00 per share, or 200% of the IPO price of its common stock. In addition, pursuant to the terms of the convertible note loan agreement, concurrent with the IPO, Techne purchased $5.0 million of the Company’s common stock in a private placement at $10.00 per share.

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

Follow-On Public Offering

In April 2013, the Company completed an underwritten public offering of 5,750,000 shares of its common stock at $12.00 per share. The Company received net proceeds of $64.4 million, after deducting underwriting discounts, commissions and offering expenses.

Warrants

In February 2012, in connection with the IPO, the Company’s outstanding warrants to purchase Series B convertible preferred stock converted into warrants to purchase 159,500 shares of common stock at $5.20 per share, with expiration dates from 2012 through 2014. As discussed in Note 6, upon the completion of the Company’s IPO in February 2012, Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at $20.00 per share. During the three months ended March 31, 2014, no warrants were exercised. As of March 31, 2014 and December 31, 2013, warrants to purchase 150,000 shares of common stock were outstanding with a weighted-average exercise price of $20.00. All other warrants were either expired or exercised.

8.	Equity Incentive Plans

During the three months ended March 31, 2014, the Company had the following option activities under its equity incentive plans:

		Outstanding Options
	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2013	2,383,920	5,301,622	$8.71
Shares authorized	1,700,000
Granted	(2,279,800)	2,279,800	6.63
Exercised	—	(284,003)	4.54
Forfeited	163,277	(163,277)	8.55

Balance at March 31, 2014	1,967,397	7,134,142	$8.21	7.51	$4,429,264

Stock-based Compensation

Total stock-based compensation expense was $2.1 million and $1.5 million during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, $19.2 million of total unrecognized compensation expense related to employee stock options, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 3.22 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission, or SEC, on March 14, 2014.

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 14, 2014.

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

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. We currently have five drug candidates in clinical development. Our pipeline comprises the following programs:

C5aR Program:

•	CCX168 — Targeting the chemoattractant receptor known as C5aR (which binds the complement fragment C5a), CCX168 has successfully completed and reported positive clinical data from the first two steps of a three-step Phase II clinical trial for the treatment of anti-neutrophil cytoplasmic antibody, or ANCA, associated renal vasculitis, or AARV (also referred to ANCA-associated glomerulonephritis, or AAGN);

CCR2 Program:

•	CCX140 — Targeting the chemokine receptor known as CCR2, CCX140 is currently in Phase II clinical development in patients with diabetic nephropathy, a form of kidney disease. Data from an ongoing 52-week clinical trial in approximately 200 patients are expected in the fourth quarter of 2014;

•	CCX872 — Our second generation orally administered inhibitor targeting CCR2, CCX872, is currently in Phase I clinical development. We are exploring the potential use of CCX872 in a clinical trial for the treatment of cancer in the second half of this year;

CCR9 Program:

•	Vercirnon (also known as Traficet-EN, or CCX282) —Targeting the chemokine receptor known as CCR9, vercirnon is our drug candidate for the treatment of patients with moderate-to-severe Crohn’s disease. In September 2013, we regained all rights to this program from our former partner Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline. The asset is being transferred back to us and we expect to outline next steps in the second half of 2014; and

•	CCX507 — Our second generation CCR9 inhibitor for the treatment of inflammatory bowel disease, or IBD, CCX507 is expected to complete Phase I clinical development in the first half of 2014.

Early Stage Programs in Immuno/Oncology and Autoimmune Diseases:

•	Chemokine Receptor Targets — CCR1, CCR4, CCR5, CCR6, CXCR6, CXCR7 — We are exploring potential opportunities in immuno/oncology, in which such chemoattractant receptor modulators have been reported to play a significant role.

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

In April 2013, we completed our first follow-on public offering of 5,750,000 shares of our common stock at $12.00 per share. We received net proceeds of $64.4 million, after deducting underwriting discounts, commissions and offering expenses. As of March 31, 2014, we had an accumulated deficit of $184.4 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of Food and Drug Administration, or FDA, approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the three months ended March 31, 2014, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 14, 2014.

Results of Operations

Revenues

We have not generated any revenue from product sales. Total revenues for the three months ended March 31, 2014 and 2013, were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
GSK:
Contract revenue	$—	$799
Recognition of up-front payments	—	1,128

Total revenues	$—	$1,927

Dollar decrease	$(1,927)
Percentage decrease	(100%)

The decrease in revenues from 2013 to 2014 for the three month period was primarily due to funding of clinical support from our former partner, GSK, an affiliate of GlaxoSmithKline, for CCX168, our C5aR inhibitor, for the treatment of ANCA-associated vasculitis in 2013. Our product development and commercialization agreement with GSK ended in November 2013, and no revenue was recorded in 2014.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research the discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We expense all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three month period, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2014		2013
Research and development expenses	$8,149		$9,255
Dollar increase (decrease)	$(1,106)
Percentage increase (decrease)	(12%	)

The decrease in research and development expenses from 2013 to 2014 for the three month period was primarily attributed to lower expenses associated with developing CCX872, our second generation CCR2 inhibitor, due to the timing of Phase I related activities and lower expenses associated with CCX140, our CCR2 inhibitor, due to the timing of patient enrollment in the Phase II clinical trial in patients with diabetic nephropathy. These decreases were partially offset by higher expenses associated with CCX168, our C5aR inhibitor, as this program further advanced into the third step of a three-step Phase II clinical trial for the treatment of AARV in the fourth quarter of 2013.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended March 31,
	2014	2013
Development candidate (Target)
CCX168 (C5aR)	$2,812	$978
CCX140 (CCR2)	1,488	2,722
CCX872 (CCR2 2G)	295	1,663
CCX507 (CCR9)	614	759
Other (CCR2 3G, CCR9 3G, CCR4, CCR6, CCR1 2G, others)	2,940	3,133

Total research and development	$8,149	$9,255

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

General and administrative expenses

Total general and administrative expenses were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
General and administrative expenses	$3,523	$2,964
Dollar increase	$559
Percentage increase	19%

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

The increase from 2013 to 2014 for the three month period was primarily due to increased stock based compensation expense for stock option grants in addition to higher intellectual property related expenses and professional service fees relating to our business development efforts. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a public company. These public company related increases will likely include investor and public relations expenses and legal and accounting related fees and expenses associated with preparing to meet the requirements pursuant to the Sarbanes-Oxley Act of 2002.

Other income (expense)

Other income (expense) primarily consists of interest income earned on our marketable securities and interest expense incurred on our equipment financing obligations. Total other income (expense), net, as compared to the prior year was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest income	$146	$116
Interest expense	(11)	(17)

Total other income , net	$135	$99

Dollar increase	36
Percentage increase	36%

The increase in total other income, net from 2013 to 2014 for the three month period was primarily due to higher interest income earned on higher cash balance following our follow-on public offering in April 2013 and higher rate of return in 2014.

Liquidity and Capital Resources

As of March 31, 2014, we had approximately $141.9 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash provided by (used in)
Operating activities	$(8,461)	$(10,266)
Investing activities	8,687	11,979
Financing activities	1,144	1,464

Operating activities. Net cash used in operating activities was $8.5 million for the three months ended March 31, 2014, compared to net cash used of $10.3 million for the same period in 2013. This change was primarily due to changes in working capital items.

Investing activities. Net cash provided by investing activities for periods presented primarily relate to the purchase and maturity of investments used to fund the day-to-day needs of our business. Following our February 2012 IPO and our follow-on public offering in April 2013, we invested the majority of our net proceeds received in short-term and long-term investments. We finance property and equipment purchases through equipment financing facilities. Proceeds from collaboration agreements and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes.

Financing activities. Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2014, as compared to net cash provided of $1.5 million for the same period in 2013. Net cash provided by financing activities for both periods presented were primarily derived from proceeds from the exercise of stock options and warrants.

We believe that our existing cash, cash equivalents and investments as of March 31, 2014 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 14, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2014 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 14, 2014.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2014, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 14, 2014.

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

CHEMOCENTRYX, INC.

Date: May 9, 2014	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2014	/s/ Susan M. Kanaya
Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.

*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.