Form 10-Q
period 2014-06-30
ChemoCentryx, Inc.
filed 2014-08-08
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 1, 2014, was 43,335,756.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,107	$10,258
Short-term investments	86,799	123,055
Accounts receivable from related party	—	393
Prepaid expenses and other current assets	893	596

Total current assets	100,799	134,302
Property and equipment, net	1,241	1,399
Long-term investments	33,324	16,561
Other assets	182	160

Total assets	$135,546	$152,422

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$690	$909
Accrued liabilities	7,130	5,649
Current portion of equipment financing obligations	105	314

Total current liabilities	7,925	6,872
Noncurrent equipment financing obligations	—	16
Other non-current liabilities	192	226

Total liabilities	8,117	7,114
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2014 and December 31, 2013; 43,335,756 shares and 42,888,168 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	43	43
Additional paid-in capital	324,040	318,103
Note receivable	(16)	(16)
Accumulated other comprehensive income	22	40
Accumulated deficit	(196,660)	(172,862)

Total stockholders’ equity	127,429	145,308

Total liabilities and stockholders’ equity	$135,546	$152,422

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Collaborative research and development revenue from related party	$—	$1,886	$—	$3,813
Operating expenses:
Research and development	9,002	8,676	17,151	17,931
General and administrative	3,382	2,809	6,905	5,773

Total operating expenses	12,384	11,485	24,056	23,704

Loss from operations	(12,384)	(9,599)	(24,056)	(19,891)
Other income (expense):
Interest income	129	110	275	226
Interest expense	(6)	(15)	(17)	(32)

Total other income, net	123	95	258	194

Net loss	$(12,261)	$(9,504)	$(23,798)	$(19,697)

Basic and diluted net loss per common share	$(0.28)	$(0.23)	$(0.55)	$(0.51)

Shares used to compute basic and diluted net loss per common share	43,274	41,337	43,191	38,974

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(12,261)	$(9,504)	$(23,798)	$(19,697)
Unrealized loss on available-for-sale securities	(36)	(157)	(18)	(166)

Comprehensive loss	$(12,297)	$(9,661)	$(23,816)	$(19,863)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(23,798)	$(19,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	285	283
Stock-based compensation	4,289	3,094
Noncash interest and amortization of premium on investments, net	1,442	757
Changes in assets and liabilities:
Accounts receivable due from related party	393	254
Prepaids and other current assets	(297)	(364)
Other assets	(22)	—
Accounts payable	(219)	448
Other liabilities	1,494	(798)
Deferred revenue from related party	—	(2,257)

Net cash used in operating activities	(16,433)	(18,280)
Investing activities
Purchases of property and equipment, net	(127)	(82)
Purchases of investments	(62,641)	(92,045)
Maturities of investments	80,627	85,532

Net cash provided by (used in) investing activities	17,859	(6,595)
Financing activities
Proceeds from issuance of common stock	—	64,365
Proceeds from exercise of stock options and employee stock purchase plan	1,648	2,299
Proceeds from exercise of warrants	—	312
Payments on equipment financing obligations	(225)	(283)

Net cash provided by financing activities	1,423	66,693

Net increase in cash and cash equivalents	2,849	41,818
Cash and cash equivalents at beginning of period	10,258	8,460

Cash and cash equivalents at end of period	$13,107	$50,278

Supplemental disclosures of cash flow information
Cash paid for interest	$64	$16

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

1.	Description of Business

ChemoCentryx, Inc. (the Company) commenced operations in 1997. The Company is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing orally administered chemoattractant receptor-based therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. The Company’s principal operations are in the United States and it operates in one segment.

Unaudited Interim Financial Information

The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2013 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (GAAP). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 14, 2014.

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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding for the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon the exercise of outstanding stock options and warrants, vesting of restricted stock units (RSUs), and the purchase from contributions to the 2012 Employee Stock Purchase Plan (the ESPP), (calculated based on the treasury stock method), are only included in the calculation of diluted net loss per share when their effect is dilutive.

For the six months ended June 30, 2014 and 2013, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Six Months Ended June 30,
	2014	2013
Options to purchase common stock, including ESPP	7,065,850	4,873,522
Restricted stock units	135,135	—
Warrants to purchase common stock	150,000	151,672

	7,350,985	5,025,194

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board issued new converged accounting guidance on revenue recognition in contracts with customers. This new standard impacts the determination of identifying performance obligations in the contract, and estimating the amount of variable consideration to include in the transaction price. Additionally, it modifies the manner in which the transaction price is allocated to each separate performance obligation. This new standard is effective for the Company beginning in the first quarter of 2017. Early adoption is not permitted. The Company is in the process of evaluating the impact of the new standard on its consolidated financial statements.

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$11,259	$—	$—	$11,259
U.S. treasury securities	15,081	15	(2)	15,094
Government-sponsored agencies	18,003	7	(10)	18,000
Commercial paper	19,985	—	—	19,985
Corporate debt securities	67,031	28	(15)	67,044

Total available-for-sale securities	$131,359	$50	$(27)	$131,382

Classified as:
Cash equivalents				$11,259
Short-term investments				86,799
Long-term investments				33,324

Total available-for-sale securities				$131,382

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$8,212	$—	$—	$8,212
Certificate of deposits	6,025	—	—	6,025
U.S. treasury securities	2,001	3	—	2,004
Government-sponsored agencies	9,825	7	(2)	9,830
Commercial paper	12,192	—	—	12,192
Corporate debt securities	109,533	56	(24)	109,565

Total available-for-sale securities	$147,788	$66	$(26)	$147,828

Classified as:
Cash equivalents				$8,212
Short-term investments				123,055
Long-term investments				16,561

Total available-for-sale securities				$147,828

Cash equivalents in the tables above exclude cash of $1.8 million and $2.0 million as of June 30, 2014 and December 31, 2013, respectively. All available-for-sale securities held as of June 30, 2014 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of June 30, 2014 have been in a continuous unrealized loss position for more than 12 months. As of June 30, 2014, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

During the three and six months ended June 30, 2014 and 2013, there were no sales of investments, and therefore there were no reclassification adjustments of accumulated other comprehensive income to net income resulting from realized gains or losses on the sale of securities.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
Description	Level 1	Level 2	Level 3	Total
Money market fund	$11,259	$—	$—	$11,259
U.S. treasury securities	—	15,094	—	15,094
Government-sponsored agencies	—	18,000	—	18,000
Commercial paper	—	19,985	—	19,985
Corporate debt securities	—	67,044	—	67,044

Total assets	$11,259	$120,123	$—	$131,382

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Money market fund	$8,212	$—	$—	$8,212
Certificate of deposits	6,025	—	—	6,025
U.S. treasury securities	—	2,004	—	2,004
Government-sponsored agencies	—	9,830	—	9,830
Commercial paper	—	12,192	—	12,192
Corporate debt securities	—	109,565	—	109,565

Total assets	$14,237	$133,591	$—	$147,828

During the three and six months ended June 30, 2014, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Research and development related	$5,089	$3,337
Compensation related	1,342	1,589
Consulting and professional services	422	399
Other	277	324

	$7,130	$5,649

6.	Related-Party Transactions

Glaxo Group Limited

In August 2006, the Company entered into a product development and commercialization agreement with Glaxo Group Limited (GSK), an affiliate of GlaxoSmithKline, which ended in November 2013. The Company recognized the following revenues from GSK during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GSK
Contract revenue	$—	$758	—	$1,557
Recognition of up-front payments	—	1,128	—	2,256

Total revenues	$—	$1,886	—	$3,813

At June 30, 2014 and December 31, 2013, the Company had an accounts receivable balance due from GSK of $0 and $0.4 million, respectively. At June 30, 2014 and December 31, 2013, the Company had an investment of $0 and $3.0 million in corporate bonds issued by GlaxoSmithKline Capital, Inc., a subsidiary of GlaxoSmithKline.

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

Warrants

In February 2012, in connection with the IPO, the Company’s outstanding warrants to purchase Series B convertible preferred stock converted into warrants to purchase 159,500 shares of common stock at $5.20 per share, with expiration dates from 2012 through 2014. As discussed in Note 6, upon the completion of the Company’s IPO in February 2012, Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at $20.00 per share. During the three and six months ended June 30, 2014, no warrants were exercised. As of June 30, 2014 and December 31, 2013, warrants to purchase 150,000 shares of common stock were outstanding with a weighted-average exercise price of $20.00. All other warrants were either expired or exercised.

8.	Equity Incentive Plans

During the three months ended June 30, 2014, the Company began issuing RSUs to its non-employee directors pursuant to the Company’s Non-Employee Director Compensation Policy (Directors Policy) under its 2012 Equity Incentive Award Plan (Plan). RSUs are independent of stock option grants and cannot be transferred, and they are subject to forfeiture if recipients terminate their service to the Company prior to the release of the vesting restrictions. The RSUs awarded under the Directors Policy vest on earlier of the first anniversary of the grant date or the occurrence of a change in control. The RSUs are valued at the closing price of the Company’s common stock on the date of grant. The Company will recognize the expense of these RSUs over the expected life of the award, with no adjustment in future periods based upon the Company’s actual stock price over the vesting period. For the three months ended June 30, 2014, the Company granted 135,135 RSUs, none of which has vested as of June 30, 2014.

During the six months ended June 30, 2014, the Company had the following option activities under its equity incentive plans :

		Outstanding Options
	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2013	2,383,920	5,301,622	$8.71
Shares authorized	1,700,000
Granted (1)	(2,414,935)	2,279,800	6.63
Exercised	—	(372,890)	3.60
Forfeited	163,277	(163,277)	8.55

Balance at June 30, 2014	1,832,262	7,045,255	$8.31	7.36	$1,977,347

(1)	The difference between the number of shares available for grant and shares outstanding represents the RSUs granted for the period.

Stock-based Compensation

Total stock-based compensation expense was $2.2 million and $4.3 million during the three and six months ended June 30, 2014, respectively, and $1.6 million and $3.1 million during the same periods ended June 30, 2013. As of June 30, 2014, $18.0 million of total unrecognized compensation expense related to employee stock options, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 3.05 years.

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

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered chemoattractant receptor-based therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. We currently have five drug candidates in clinical development. Our pipeline comprises the following programs:

C5aR Program:

•	CCX168 — Targeting the chemoattractant receptor known as C5aR (which binds the complement fragment C5a), CCX168 has successfully completed and reported positive clinical data from the first two steps of a three-step Phase II clinical trial in patients with anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis, or AAV. C5aR is also believed to play a role in other renal disease settings such as IgA nephropathy, atypical hemolytic uremic syndrome, or aHUS, and lupus nephritis. We are exploring clinical trials in one or more additional renal indications over the next 12 months;

CCR2 Program:

•	CCX140 — Targeting the chemokine receptor known as CCR2, CCX140 is currently in Phase II clinical development in patients with diabetic nephropathy, a form of kidney disease. Data from an ongoing 52-week clinical trial in approximately 200 patients are expected in the fourth quarter of 2014;

•	CCX872 — Our second generation orally administered inhibitor targeting CCR2, CCX872, is currently in Phase I clinical development. We are exploring the potential use of CCX872 in the cancer setting in the second half of this year;

CCR9 Program:

•	Vercirnon (also known as Traficet-EN, or CCX282) —Targeting the chemokine receptor known as CCR9, vercirnon is our drug candidate for the treatment of patients with moderate-to-severe Crohn’s disease. In September 2013, we regained all rights to this program from our former partner Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline. The asset is being transferred back to us and we expect to outline next steps in the second half of 2014; and

•	CCX507 — Our second generation CCR9 inhibitor for the treatment of inflammatory bowel disease, or IBD, CCX507 has successfully completed Phase I clinical development. We plan to present such data along with preclinical data in combination with protein biologics at medical meetings in the second half of 2014.

Early Stage Programs in Immuno/Oncology and Autoimmune Diseases:

•	Chemoattractant Receptor Targets —CCR1, CCR4, CCR5, CCR6, CXCR6, CXCR7 — We are exploring potential opportunities in immuno/oncology, in which such chemoattractant receptor modulators have been reported to play a significant role.

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

In April 2013, we completed our first follow-on public offering of 5,750,000 shares of our common stock at $12.00 per share. We received net proceeds of $64.4 million, after deducting underwriting discounts, commissions and offering expenses. As of June 30, 2014, we had an accumulated deficit of $196.7 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of U.S. Food and Drug Administration, or FDA, approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Recent Developments

CCX168 Granted Orphan Drug Designation in ANCA-Associated Diseases by the FDA

In June 2014, we reported that the FDA has granted orphan drug designation for CCX168 (“antagonist of the complement 5a receptor”). The designation is for the treatment of AAVs, including granulomatosis with polyangiitis or Wegener’s granulomatosis, microscopic polyangiitis, and Churg-Strauss syndrome. CCX168 is currently in a Phase II trial, named the CLEAR trial, in patients with AAV.

CCX168 Shows Benefit in AAV Based on Birmingham Vasculitis Activity Score and Renal Disease Measurements

In June 2014, we reported additional Phase II data related to CCX168. Data from the first two steps of the CLEAR trial show that patients receiving CCX168 showed improvements in the Birmingham Vasculitis Activity Score, or BVAS, an overall disease activity index, including efficacy observed in both the renal and the non-renal components of the BVAS. Additionally, as previously reported, patients treated with CCX168 as compared to standard of care showed greater improvements in renal function based on renal disease activity measurements including estimated glomerular filtration rate, or eGFR, urinary albumin:creatinine ratio, or ACR, and urinary monocyte chemoattractant protein-1, or MCP-1:creatinine ratio.

Study Results

Mean (SEM) % Change in BVAS from Start of Study to Week 12	CCX168 + Cyclophosphamide (CYC) + Low-Dose Steroids (N=8)	CCX168 + CYC +No Steroids (N=8)	Standard of Care: CYC + High-Dose Steroids (N=9)
BVAS Total	-71 +/- 9%	-65 +/- 11%	-26 +/- 25%
BVAS Renal	-64 +/- 10%	-50 +/- 15%	-16 +/- 26%
BVAS Non-renal	-81 +/- 33%	-83 +/- 29%	-15 +/- 6%

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the six months ended June 30, 2014, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 14, 2014.

Results of Operations

Revenues

We have not generated any revenue from product sales. Total revenues for the three and six months ended June 30, 2014 and 2013, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
GSK:
Contract revenue	$—	$758	$—	$1,557
Recognition of up-front payments	—	1,128	—	2,256

Total revenues	$—	$1,886	$—	$3,813

Dollar decrease	$(1,886)		$(3,813)
Percentage decrease	(100%)		(100%)

The decreases in revenues from 2013 to 2014 for the three and six month periods were primarily due to funding of clinical support in 2013 from our former partner, GSK, an affiliate of GlaxoSmithKline, for CCX168, our C5aR inhibitor, for the treatment of ANCA-associated vasculitis. Our product development and commercialization agreement with GSK ended in November 2013, and therefore no revenue was recorded in 2014.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We expense all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three and six month periods, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Research and development expenses	$9,002	$8,676	$17,151	$17,931
Dollar increase (decrease)	$326		$(780)
Percentage increase (decrease)	4%		(4%)

The increase in research and development expenses from 2013 to 2014 for the three month period was primarily attributed to higher expenses associated with CCX168, as this program advanced into the third step of a three-step Phase II clinical trial for the treatment of AAV in the fourth quarter of 2013, and higher expenses associated with CCX507, as this program has completed Phase I clinical development in the second quarter of 2014. These increases were partially offset by lower expenses associated with CCX140, as the Phase II clinical trial in patients with diabetic nephropathy nears completion, and lower expenses associated with developing CCX872, due to the timing of Phase I related activities.

The decrease in research and development expenses from 2013 to 2014 for the six month period was primarily attributed to lower expenses associated with CCX140 as the Phase II clinical trial in patients with diabetic nephropathy nears completion, and lower expenses associated with developing CCX872 due to the timing of Phase I related activities. These decreases were partially offset by higher expenses associated with CCX168 and CCX507 as described above.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Development candidate (Target)
CCX168 (C5aR)	$2,876	$933	$5,688	$1,911
CCX140 (CCR2)	1,043	3,494	2,531	6,216
CCX872 (CCR2 2G)	284	666	579	2,329
CCX507 (CCR9)	1,278	564	1,892	1,323
Other (C5aR 2G, CCR2 3G, CCR9 3G, CCR4, CCR6, CXCR7, CCR1 2G, others)	3,521	3,019	6,461	6,152

Total research and development	$9,002	$8,676	$17,151	$17,931

We track specific project expenses that are directly attributable to our preclinical and clinical development candidates that have been nominated and selected for further development. Such project specific expenses include third-party contract costs relating to formulation, manufacturing, preclinical studies and clinical trial activities. Unlike our early stage research and drug discovery programs, we allocate research and development salaries, benefits or indirect costs to our development candidates and we have included such costs in the project specific expenses. All remaining research and development expenses are reflected in “Other” which represents early stage drug discovery programs. Such expenses include unallocated employee salaries and related benefits, stock-based compensation, consulting and contracted services to supplement our in-house laboratory activities, laboratory consumables and allocated facility costs associated with these earlier stage programs.

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

General and administrative expenses

Total general and administrative expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
General and administrative expenses	$3,382	$2,809	$6,905	$5,773
Dollar increase	$573		$1,132
Percentage increase	20%		20%

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

The increases from 2013 to 2014 for the three and six month periods were primarily due to increased employment related expenses, including stock based compensation expense for stock option grants and restricted stock unit awards, and higher intellectual property related expenses and professional service fees relating to our business development efforts. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a public company. These public company related increases will likely include investor and public relations expenses and legal and accounting related fees and expenses associated with preparing to meet the requirements pursuant to the Sarbanes-Oxley Act of 2002.

Other income (expense)

Other income (expense) primarily consists of interest income earned on our marketable securities and interest expense incurred on our equipment financing obligations. Total other income (expense), net, as compared to the prior year was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income	$129	$110	$275	$226
Interest expense	(6)	(15)	(17)	(32)

Total other income , net	$123	$95	$258	$194

Dollar increase	28		64
Percentage increase	29%		33%

The increases in total other income, net from 2013 to 2014 for the three and six month periods were primarily due to higher interest income earned on higher rate of return, which was partially offset by lower average cash balance following our follow-on public offering in April 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had approximately $133.2 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,

	2014	2013
Cash provided by (used in)
Operating activities	$(16,433)	$(18,280)
Investing activities	17,859	(6,595)
Financing activities	1,423	66,693

Operating activities. Net cash used in operating activities was $16.4 million for the six months ended June 30, 2014, compared to net cash used of $18.3 million for the same period in 2013. This change was primarily due to changes in working capital items.

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

Financing activities. Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2014 and was primarily derived from proceeds from the exercise of stock options and purchases from contributions to our 2012 Employee Stock Purchase Plan. Net cash provided of $66.7 million for the same period in 2013 was primarily due to $64.4 million in net proceeds from the issuance of common stock as a result of our follow-on offering in April 2013.

We believe that our existing cash, cash equivalents and investments as of June 30, 2014 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board issued new converged accounting guidance on revenue recognition in contracts with customers. This new standard impacts the determination of identifying performance obligations in the contract, and estimating the amount of variable consideration to include in the transaction price to be recognized as revenue. Additionally, it modifies the manner in which the transaction consideration is allocated to each separate performance obligation. This new standard is effective for us beginning in the first quarter of 2017. Early adoption is not permitted. We are in the process of evaluating the impact of the new standard on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2014 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 14, 2014.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2014, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHEMOCENTRYX, INC.

Date: August 8, 2014	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2014	/s/ Susan M. Kanaya
Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

10.1#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Award Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.
#	Indicates management contract or compensatory plan.