Form 10-Q
period 2014-09-30
ChemoCentryx, Inc.
filed 2014-11-06
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 31, 2014, was 43,340,506.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,896	$10,258
Short-term investments	64,403	123,055
Accounts receivable from related party	—	393
Prepaid expenses and other current assets	767	596

Total current assets	86,066	134,302
Property and equipment, net	1,193	1,399
Long-term investments	39,364	16,561
Other assets	200	160

Total assets	$126,823	$152,422

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,030	$909
Accrued liabilities	7,050	5,649
Current portion of equipment financing obligations	47	314

Total current liabilities	8,127	6,872
Noncurrent equipment financing obligations	—	16
Other non-current liabilities	189	226

Total liabilities	8,316	7,114
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2014 and December 31, 2013; 43,335,756 shares and 42,888,168 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	43	43
Additional paid-in capital	326,095	318,103
Note receivable	(16)	(16)
Accumulated other comprehensive income	(14)	40
Accumulated deficit	(207,601)	(172,862)

Total stockholders’ equity	118,507	145,308

Total liabilities and stockholders’ equity	$126,823	$152,422

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Collaborative research and development revenue from related party	$—	$1,522	$—	$5,335
Operating expenses:
Research and development	7,543	8,193	24,694	26,124
General and administrative	3,510	2,882	10,415	8,655

Total operating expenses	11,053	11,075	35,109	34,779

Loss from operations	(11,053)	(9,553)	(35,109)	(29,444)
Other income (expense):
Interest income	116	134	391	360
Interest expense	(4)	(14)	(21)	(46)

Total other income, net	112	120	370	314

Net loss	$(10,941)	$(9,433)	$(34,739)	$(29,130)

Basic and diluted net loss per common share	$(0.25)	$(0.22)	$(0.80)	$(0.72)

Shares used to compute basic and diluted net loss per common share	43,336	42,839	43,239	40,262

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(10,941)	$(9,433)	$(34,739)	$(29,130)
Unrealized gain (loss) on available-for-sale securities	(36)	173	(54)	7

Comprehensive loss	$(10,977)	$(9,260)	$(34,793)	$(29,123)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(34,739)	$(29,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	414	426
Stock-based compensation	6,344	4,699
Noncash interest and amortization of premium on investments, net	1,860	1,243
Changes in assets and liabilities:
Accounts receivable due from related party	393	633
Prepaids and other current assets	(171)	70
Other assets	(40)	—
Accounts payable	121	(58)
Accrued and other liabilities	1,438	(1,363)
Deferred revenue from related party	—	(3,385)

Net cash used in operating activities	(24,380)	(26,865)
Investing activities
Purchases of property and equipment, net	(208)	(445)
Purchases of investments	(74,349)	(119,253)
Maturities of investments	108,210	93,582

Net cash provided by (used in) investing activities	33,653	(26,116)
Financing activities
Proceeds from issuance of common stock	—	64,365
Proceeds from exercise of stock options and employee stock purchase plan	1,648	2,585
Proceeds from exercise of warrants	—	312
Payments on equipment financing obligations	(283)	(426)

Net cash provided by financing activities	1,365	66,836

Net increase in cash and cash equivalents	10,638	13,855
Cash and cash equivalents at beginning of period	10,258	8,460

Cash and cash equivalents at end of period	$20,896	$22,315

Supplemental disclosures of cash flow information
Cash paid for interest	$95	$22

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

For the nine months ended September 30, 2014 and 2013, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Nine Months Ended September 30,
	2014	2013
Options to purchase common stock, including purchases from contributions to ESPP	7,234,291	5,371,204
Restricted stock units	135,135	—
Warrants to purchase common stock	150,000	151,672

	7,519,426	5,522,876

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

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market fund	$18,671	$—	$—	$18,671
U.S. treasury securities	19,174	13	(2)	19,185
Government-sponsored agencies	21,152	6	(13)	21,145
Commercial paper	8,498	—	—	8,498
Corporate debt securities	54,958	10	(29)	54,939

Total available-for-sale securities	$122,453	$29	$(44)	$122,438

Classified as:
Cash equivalents				$18,671
Short-term investments				64,403
Long-term investments				39,364

Total available-for-sale securities				$122,438

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market fund	$8,212	$—	$—	$8,212
Certificate of deposits	6,025	—	—	6,025
U.S. treasury securities	2,001	3	—	2,004
Government-sponsored agencies	9,825	7	(2)	9,830
Commercial paper	12,192	—	—	12,192
Corporate debt securities	109,533	56	(24)	109,565

Total available-for-sale securities	$147,788	$66	$(26)	$147,828

Classified as:
Cash equivalents				$8,212
Short-term investments				123,055
Long-term investments				16,561

Total available-for-sale securities				$147,828

Cash equivalents in the tables above exclude cash of $2.2 million and $2.0 million as of September 30, 2014 and December 31, 2013, respectively. All available-for-sale securities held as of September 30, 2014 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of September 30, 2014 have been in a continuous unrealized loss position for more than 12 months. As of September 30, 2014, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

During the three and nine months ended September 30, 2014 and 2013, there were no sales of investments, and therefore there were no reclassification adjustments of accumulated other comprehensive income to net income resulting from realized gains or losses on the sale of securities.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
Description	Level 1	Level 2	Level 3	Total
Money market fund	$18,671	$—	$—	$18,671
U.S. treasury securities	—	19,185	—	19,185
Government-sponsored agencies	—	21,145	—	21,145
Commercial paper	—	8,498	—	8,498
Corporate debt securities	—	54,939	—	54,939

Total assets	$18,671	$103,767	$—	$122,438

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Money market fund	$8,212	$—	$—	$8,212
Certificate of deposits	6,025	—	—	6,025
U.S. treasury securities	—	2,004	—	2,004
Government-sponsored agencies	—	9,830	—	9,830
Commercial paper	—	12,192	—	12,192
Corporate debt securities	—	109,565	—	109,565

Total assets	$14,237	$133,591	$—	$147,828

During the three and nine months ended September 30, 2014, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Research and development related	$4,452	$3,337
Compensation related	1,613	1,589
Consulting and professional services	516	399
Other	469	324

	$7,050	$5,649

6.	Related-Party Transactions

Glaxo Group Limited

In August 2006, the Company entered into a product development and commercialization agreement with Glaxo Group Limited (GSK), an affiliate of GlaxoSmithKline, which ended in November 2013. The Company recognized the following revenues from GSK during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GSK
Contract revenue	$—	$393	—	$1,950
Recognition of up-front payments	—	1,129	—	3,385

Total revenues	$—	$1,522	—	$5,335

At September 30, 2014 and December 31, 2013, the Company had an accounts receivable balance due from GSK of $0 and $0.4 million, respectively. At September 30, 2014 and December 31, 2013, the Company had an investment of $0 and $3.0 million, respectively, in corporate bonds issued by GlaxoSmithKline Capital, Inc., a subsidiary of GlaxoSmithKline.

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

Warrants

In February 2012, in connection with the IPO, the Company’s outstanding warrants to purchase Series B convertible preferred stock converted into warrants to purchase 159,500 shares of common stock at $5.20 per share, with expiration dates from 2012 through 2014. As discussed in Note 6, upon the completion of the Company’s IPO in February 2012, Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at $20.00 per share. During the three and nine months ended September 30, 2014, no warrants were exercised. As of September 30, 2014 and December 31, 2013, warrants to purchase 150,000 shares of common stock were outstanding with a weighted-average exercise price of $20.00. All other warrants were either expired or exercised.

8.	Equity Incentive Plans

During the three months ended June 30, 2014, the Company began issuing RSUs to its non-employee directors pursuant to the Company’s Non-Employee Director Compensation Policy (Directors Policy) under its 2012 Equity Incentive Award Plan. RSUs are independent of stock option grants and cannot be transferred, and they are subject to forfeiture if recipients terminate their service to the Company prior to the release of the vesting restrictions. The RSUs awarded under the Directors Policy vest on earlier of the first anniversary of the grant date or the occurrence of a change in control. The RSUs are valued at the closing price of the Company’s common stock on the date of grant. The Company will recognize the expense of these RSUs over the expected life of the award, with no adjustment in future periods based upon the Company’s actual stock price over the vesting period. For the nine months ended September 30, 2014, the Company granted 135,135 RSUs, none of which have vested as of September 30, 2014.

During the nine months ended September 30, 2014, the Company had the following option activities under its equity incentive plans:

		Outstanding Options
	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2013	2,383,920	5,301,622	$8.71
Shares authorized	1,700,000
Granted (1)	(2,606,035)	2,470,900	6.51
Exercised	—	(372,890)	3.60
Expired or Forfeited	222,514	(222,514)	8.71

Balance at September 30, 2014	1,700,399	7,177,118	$8.22	7.16	$1,263,953

(1)	The difference between the number of shares available for grant and shares outstanding represents the RSUs granted for the period.

Stock-based Compensation

Total stock-based compensation expense was $2.0 million and $6.3 million during the three and nine months ended September 30, 2014, respectively, and $1.6 million and $4.7 million during the same periods ended September 30, 2013. As of September 30, 2014, $16.6 million of total unrecognized compensation expense related to employee stock options, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.90 years.

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

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered chemoattractant receptor-based therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. We currently have five drug candidates in clinical development. Our pipeline comprises the following programs:

C5aR Program:

•	CCX168 — Targeting the chemoattractant receptor known as C5aR (which binds the complement fragment C5a), CCX168 has successfully completed and reported positive clinical data from the first two steps of a three-step Phase II clinical trial in patients with anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis, or AAV. This Phase II clinical trial in patients with AAV is ongoing in Europe and a second Phase II clinical trial is being initiated in North America. C5aR is also believed to play a role in other renal disease settings such as IgA nephropathy, atypical hemolytic uremic syndrome, or aHUS, and lupus nephritis. We plan to initiate a Phase II proof of concept clinical trial in aHUS by the end of the year, and additional Phase II proof of concept clinical trials in IgA nephropathy and lupus nephritis in the first half of 2015;

CCR2 Program:

•	CCX140 — Targeting the chemokine receptor known as CCR2, CCX140 is currently in Phase II clinical development in patients with diabetic nephropathy, a form of kidney disease. Data from an ongoing 52-week clinical trial in approximately 200 patients are expected in the fourth quarter of 2014;

•	CCX872 — Our second generation orally administered inhibitor targeting CCR2, CCX872, completed Phase I clinical development. We plan to initiate a Phase Ib clinical trial in pancreatic cancer by the end of the year and begin dosing in early 2015;

CCR9 Program:

•	Vercirnon (also known as Traficet-EN, or CCX282) —Targeting the chemokine receptor known as CCR9, vercirnon is our drug candidate for the treatment of patients with moderate-to-severe Crohn’s disease. In September 2013, we regained all rights to this program from our former partner Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline. The asset has been transferred back to us; and

•	CCX507 — Our second generation CCR9 inhibitor for the treatment of inflammatory bowel disease, or IBD, CCX507 has successfully completed Phase I clinical development, which demonstrated that CCX507 was safe and well-tolerated, and effectively blocked CCR9 on circulating leukocytes. We also recently presented preclinical data in combination with an anti-a4 b7 blocking antibody showing combined treatment reduced the severity of colitis better than monotherapy with either drug alone.

Early Stage Programs in Immuno-Oncology and Autoimmune Diseases:

•	Chemoattractant Receptor Targets —CCR1, CCR4, CCR5, CCR6, CXCR2, CXCR6, CXCR7 — We are exploring potential opportunities in immuno-oncology, in which such chemoattractant receptor modulators have been reported to play a significant role.

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

In April 2013, we completed our first follow-on public offering of 5,750,000 shares of our common stock at $12.00 per share. We received net proceeds of $64.4 million, after deducting underwriting discounts, commissions and offering expenses. As of September 30, 2014, we had an accumulated deficit of $207.6 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of U.S. Food and Drug Administration, or FDA, approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2014, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 14, 2014.

Results of Operations

Revenues

We have not generated any revenue from product sales. Total revenues for the three and nine months ended September 30, 2014 and 2013, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GSK:
Contract revenue	$—	$393	$—	$1,950
Recognition of up-front payments	—	1,129	—	3,385

Total revenues	$—	$1,522	$—	$5,335

Dollar decrease	$(1,522)		$(5,335)
Percentage decrease	(100%)		(100%)

The decreases in revenues from 2013 to 2014 for the three and nine month periods were due to funding of clinical support in 2013 from our former partner, GSK, an affiliate of GlaxoSmithKline, for CCX168, our C5aR inhibitor, for the treatment of AAV. Our product development and commercialization agreement with GSK ended in November 2013, and therefore no revenue was recorded in 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development expenses	$7,543	$8,193	$24,694	$26,124
Dollar increase (decrease)	$(650)		$(1,430)
Percentage increase (decrease)	(8%)		(5%)

The decrease in research and development expenses from 2013 to 2014 for the three month period was primarily attributed to lower expenses associated with CCX140, as the Phase II clinical trial in patients with diabetic nephropathy nears completion. This decrease was partially offset by higher expenses associated with CCX168 as this program advanced into the third step of a three-step Phase II clinical trial for the treatment of AAV in Europe in the fourth quarter of 2013, and higher expenses associated with start-up activities related to expanding the CCX168 Phase II clinical development program for the treatment of AAV in North America in the third quarter of 2014.

The decrease in research and development expenses from 2013 to 2014 for the nine month period was primarily attributed to lower expenses associated with CCX140 due to the Phase II clinical trial in patients with diabetic nephropathy nearing completion, and CCX872 due to the timing of Phase I related activities. These decreases were partially offset by higher expenses associated with CCX507 due to the timing of Phase I related activities, and CCX168 as this program advanced into the third step of a three-step Phase II clinical trial for the treatment of AAV in Europe in the fourth quarter of 2013 and expanded Phase II clinical development for the treatment of AAV in North America in the third quarter of 2014.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Development candidate (Target)
CCX168 (C5aR)	$3,110	$626	$8,798	$2,537
CCX140 (CCR2)	328	3,832	2,859	10,048
CCX872 (CCR2 2G)	341	251	920	2,580
CCX507 (CCR9)	524	444	2,416	1,767
Other (C5aR 2G, CCR2 3G, CCR9 3G, CCR4, CCR6, CXCR7, CCR1 2G, others)	3,240	3,040	9,701	9,192

Total research and development	$7,543	$8,193	$24,694	$26,124

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

General and administrative expenses

Total general and administrative expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
General and administrative expenses	$3,510	$2,882	$10,415	$8,655
Dollar increase	$628		$1,760
Percentage increase	22%		20%

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

The increases from 2013 to 2014 for the three and nine month periods were primarily due to an increase in employment related expenses, including stock based compensation expense for stock option grants and restricted stock unit awards, intellectual property related expenses, and professional service expenses relating to our business development efforts. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a public company. These public company related increases will likely include investor and public relations expenses and legal and accounting related fees and expenses associated with preparing to meet the requirements pursuant to the Sarbanes-Oxley Act of 2002.

Other income (expense)

Other income (expense) primarily consists of interest income earned on our marketable securities and interest expense incurred on our equipment financing obligations. Total other income (expense), net, as compared to the prior year was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income	$116	$134	$391	$360
Interest expense	(4)	(14)	(21)	(46)

Total other income , net	$112	$120	$370	$314

Dollar increase	(8)		56
Percentage increase	(7%)		18%

The decrease in total other income, net from 2013 to 2014 for the three month period was primarily due to lower interest income earned as a result of lower average cash balances in 2014 following our follow-on offering in April 2013 and a shift in the composition of the portfolio to treasuries and other government sponsored agency securities in 2014.

The increase in total other income, net from 2013 to 2014 for the nine month period was primarily due to having a higher proportion of the investment portfolio in money market funds earning lower interest income during the first half of 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had approximately $124.7 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in)
Operating activities	$(24,380)	$(26,865)
Investing activities	33,653	(26,116)
Financing activities	1,365	66,836

Operating activities. Net cash used in operating activities was $24.4 million for the nine months ended September 30, 2014, compared to net cash used of $26.9 million for the same period in 2013. This change was primarily due to changes in working capital items.

Investing activities. Net cash provided by (used in) investing activities for periods presented primarily relate to the purchase and maturity of investments used to fund the day-to-day needs of our business. Following our February 2012 IPO and our follow-on public offering in April 2013, we invested the majority of our net proceeds received in short-term and long-term investments. We finance property and equipment purchases through equipment financing facilities. Proceeds from collaboration agreements and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes.

Financing activities. Net cash provided by financing activities was $1.4 million for the nine months ended September 30, 2014 and was primarily derived from proceeds from the exercise of stock options and purchases from contributions to our 2012 Employee Stock Purchase Plan. Net cash provided of $66.8 million for the same period in 2013 was primarily due to $64.4 million in net proceeds from the issuance of common stock as a result of our follow-on offering in April 2013.

We believe that our existing cash, cash equivalents and investments as of September 30, 2014 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2014 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 14, 2014.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2014, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHEMOCENTRYX, INC.

Date: November 6, 2014	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2014	/s/ Susan M. Kanaya
Susan M. Kanaya
Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.