Form 10-K
period 2014-12-31
ChemoCentryx, Inc.
filed 2015-03-13
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $68.5 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market of $5.85 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 6, 2015 was 43,537,104.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2014.

CHEMOCENTRYX, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2014

i

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

Item 1. Business

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. Our approach has been to target the chemoattractant system, a network of molecules including chemokine ligands and their associated receptors, as well as related chemoattractant receptors, all of which are known to drive inflammation. Chemokine ligands concentrate at the site of an inflammatory event, serving as signals that attract and guide inflammatory cells to the tissue, where, based on the chemokine ligand and receptor combination, a specific inflammatory response is initiated. In certain diseases, discrete chemokine receptors that play a specific role in the pathology of interest have been identified, and the therapeutic goal is to specifically inhibit that receptor to provide clinical benefit. Accordingly, each of our drug candidates is a small molecule designed to target a specific chemokine or chemoattractant receptor, thereby blocking the inflammatory response driven by that particular chemokine while leaving the rest of the immune system unaffected. Using our pioneering insights and proprietary technologies designed to better understand the chemoattractant system, we believe that we have established the broadest pipeline of novel drugs targeting chemoattractant receptors. Our compounds are designed to be highly potent, selective to minimize the risk of off-target effects and generally orally-available for improved patient compliance. As small molecules, they are also easier and less costly to manufacture than protein therapeutics, or biologics.

We currently have five drug candidates in clinical development. Our pipeline comprises the following programs:

CCR2 Program:

•

CCX140 — Targeting the chemokine receptor known as CCR2, CCX140 has successfully completed and reported positive data from a Phase II clinical trial in patients with diabetic nephropathy, a form of kidney disease. In December 2014, we announced positive top-line 52-week data from this clinical trial, indicating that the trial met its primary endpoint by demonstrating that treatment with 5mg of CCX140 given orally once daily added to a standard of care treatment resulted in a statistically significant reduction in urinary albumin to creatinine ratio, or UACR. We plan to conduct end-of-Phase II meetings with the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA;

•

CCX872 — Our second generation orally administered inhibitor targeting CCR2, CCX872 completed Phase I clinical development. We initiated a Phase Ib clinical trial in patients with pancreatic cancer at the end of 2014 and plan to commence dosing in the first half of 2015;

C5aR Program:

•

CCX168 — Targeting the chemoattractant receptor known as C5aR (which binds the complement fragment C5a), CCX168 has successfully completed and reported positive clinical data from the first two steps of a three-step Phase II clinical trial in patients with anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis, or AAV. The third step of this trial is ongoing in Europe, the CLEAR trial, and a second Phase II clinical trial is ongoing in North America, the CLASSIC trial. C5aR is also believed to play a role in other renal disease settings such as Immunoglobulin A, or IgA, nephropathy, or IgAN, and atypical hemolytic uremic syndrome, or aHUS. We plan to initiate Phase IIa proof of concept clinical trials in aHUS and IgAN in the first half of 2015;

CCR9 Program:

•

Vercirnon (also known as Traficet-EN, or CCX282) — Targeting the chemokine receptor known as CCR9, vercirnon is our drug candidate for the treatment of patients with moderate-to-severe Crohn’s disease. Vercirnon is ready to advance to Phase III clinical development in the context of a partnership, if we are able to identify a development partner; and

•

CCX507 — Our second generation CCR9 inhibitor for the treatment of inflammatory bowel disease, or IBD, CCX507 has successfully completed Phase I clinical development, which demonstrated that CCX507 was safe and well-tolerated, and blocked CCR9 on circulating leukocytes. We also recently presented preclinical data with CCX507 in combination with an anti-a4b7 antibody or anti-TNF showing combined treatment reduced the severity of colitis better than monotherapy with either drug alone.

We also have several additional drug candidates in earlier stage programs that we are advancing through preclinical development:

Earlier Stage Programs in Immuno-Oncology and Autoimmune Diseases:

•

Chemokine Receptor Targets: CCR1, CCR4, CCR5, CCR6, CXCR2, CXCR6, CXCR7 — We are exploring potential opportunities for some of these programs in immuno-oncology. Chemokine and chemoattractant receptors are believed to play a role in establishing a tumor microenvironment that suppresses a cytotoxic immune response. We have discovered small molecule inhibitors targeting these chemokine and chemoattractant receptors, which may be developed in certain oncology indications targeting both solid and liquid tumors. We believe that such immunotherapeutic agents could be administered as stand-alone therapies or result in a synergistic effect when given in combination with traditional chemotherapies or other immunotherapies, such as Programmed cell death protein 1, or PD-1/ Programmed death-ligand 1, or PD-L1 antibodies.

All of our drug candidates are wholly owned and being developed independently by us. Our strategy also includes identification of next generation compounds related to our drug candidates, all of which have been internally developed.

CCX140 targets the chemokine receptor known as CCR2. CCX140 is a potent and selective inhibitor of CCR2 that is found on subsets of monocytes and macrophages, which are cells of the immune system believed to play an important role in inflammatory processes. Blocking CCR2 is intended to reduce the abnormal monocyte and macrophage driven inflammatory response implicated in renal disease. In addition, it has been shown that levels of CCL2 (also known as MCP-1), the main ligand for CCR2, are elevated in the kidneys of patients with diabetic nephropathy, which is characterized by a persistent and usually progressive decline in renal function. New science has shown that renal cells themselves may express CCR2 under pathological conditions and that this may be responsible for some of the effects of diabetic nephropathy. Current treatments of patients with diabetic nephropathy primarily focus on treatment of the underlying type 2 diabetes and hypertension. Given that the current standard of care does not halt or reverse the progression of diabetic patients with impaired kidney function to end-stage renal disease, or ESRD, we believe that an unmet medical need persists for the treatment of diabetic nephropathy.

CCX140 has successfully completed Phase II clinical development in patients with diabetic nephropathy. In December 2014, we announced positive top-line 52-week data from this trial, indicating that it met its primary endpoint by demonstrating that treatment with 5mg of CCX140 given orally once daily added to standard of care treatment (an angiotensin converting enzyme, or ACE, inhibitor or angiotensin receptor blocker, or ARB) resulted in a statistically significant (p=0.01) reduction in UACR beyond that achieved with standard of care alone. The maximum effect (24% reduction) was reached at 12 weeks, and sustained reduction in albuminuria induced by CCX140 relative to standard of care alone was observed over the full year. CCX140 was well-tolerated and no safety issues were observed that would prevent further clinical development of CCX140 in diabetic nephropathy. This trial was conducted in Belgium, the Czech Republic, Germany, Hungary, Poland, and the United Kingdom.

CCX872 is our second generation CCR2 inhibitor. We completed the first-in-human Phase I clinical trial in 2013. Macrophages, which are abundant in the tumor micro-environment, enhance malignancy. These macrophages are thought to suppress the body’s own cytotoxic immune response to tumor cells. Evidence indicates that the monocyte/macrophage tumor infiltration is mediated through CCR2, the target of CCX872. Blocking CCR2 on monocytes in the circulation may decrease the presence of myeloid-derived suppressor cells, and inflammatory macrophages in the tumor and lead to uninhibited cytotoxic immune response to tumor cells with improved patient survival. We initiated a Phase Ib clinical trial in patients with pancreatic cancer at the end of 2014 and plan to commence dosing in the first half of 2015.

CCX168 targets the chemoattractant C5a receptor, or C5aR, which binds to a biologically active fragment of the complement protein known as C5. Chemoattractant receptors are related to the chemokine receptor family and similarly regulate the migration of certain types of inflammatory cells. C5aR is thought to play a role in a range of inflammatory and autoimmune diseases such as AAV, lupus and rheumatoid arthritis, or RA. We completed a Phase I clinical trial for CCX168, conducted in Switzerland, which showed that CCX168 was well-tolerated at doses up to 100mg. We completed the first two steps of a three-step Phase II clinical trial in patients with AAV. Data from the first two steps of the C5aR inhibitor on Leukocytes Exploratory ANCA-associated Renal Vasculitis or CLEAR, trial were promising, demonstrating that CCX168 was safe, well-tolerated and successful in allowing both reduction and elimination of high-dose corticosteroids, part of standard of care for AAV patients, without compromising efficacy or safety during a 12-week treatment period. There were no serious unexpected suspected adverse reactions reported by patients taking CCX168 in the first two steps of the trial. Furthermore, CCX168 treatment showed that patients receiving CCX168 showed improvements in the Birmingham Vasculitis Activity Score, or BVAS, an overall disease activity index, including efficacy observed in both the renal and the non-renal components of the BVAS. Additionally, patients treated with CCX168 as compared to standard of care showed greater improvements in renal function based on renal disease activity measurements including estimated glomerular filtration rate, or eGFR, urinary albumin: creatinine ratio, or ACR, and urinary monocyte chemoattractant protein-1, or MCP-1, to creatinine ratio. The FDA granted orphan designation for CCX168 in June 2014 for the treatment of AAV, including granulomatosis with polyangiitis or Wegener’s granulomatosis, microscopic polyangiitis, and Churg-Strauss syndrome and for the treatment of aHUS in November 2014. The European Commission granted orphan designation for CCX168 in December 2014 for granulomatosis with polyangiitis and microscopic polyangiitis, respectively. This clinical trial in patients with AAV has been conducted in Belgium, the Czech Republic, Germany, Hungary, the Netherlands, Poland, Sweden and the United Kingdom, and expanded to include Austria, France, and Ireland. A second Phase II clinical trial is ongoing in North America.

C5aR is also believed to play a role in other renal disease settings such as IgAN and aHUS. We plan to initiate Phase IIa proof of concept clinical trials in patients with aHUS and IgAN in the first half of 2015.

Vercirnon (also known as Traficet-EN or CCX282) targets the chemokine receptor known as CCR9. Vercirnon is our Phase III-ready drug candidate for the treatment of patients with moderate-to-severe Crohn’s disease. We completed a Phase II clinical trial of vercirnon for the treatment of patients with moderate-to-severe Crohn’s disease, called PROTECT-1. This study was designed to evaluate vercirnon for the induction of clinical response or remission in patients with Crohn’s disease as well as to evaluate the utility of vercirnon as maintenance therapy.

CCX507 builds on our expertise in the area of CCR9 inhibitors and IBD, with which we have designed a series of novel molecules that we believe represent the second generation of CCR9 inhibitors. CCX507 is selective for CCR9 relative to all other chemokine receptors, orally bioavailable, and has an excellent preclinical safety profile. CCX507 has been designed to interact with the CCR9 receptor in a way that produces molecules with greater potency towards CCR9 than other compounds reported to date. We successfully completed Phase I clinical development in 2014, which demonstrated that CCX507 was safe and well-tolerated in healthy volunteers at all doses tested, and blocked CCR9 on circulating leukocytes. We also recently presented preclinical data of CCX507 in combination with an anti-a4b7 antibody or anti-TNF showing combined treatment reduced the severity of colitis better than monotherapy with either drug alone. We plan to move the compound forward to Phase II clinical trials, potentially in conjunction with a strategic partner.

We have developed a suite of proprietary technologies, which we call the EnabaLink drug discovery engine, to better understand the chemoattractant system and to accelerate the identification of small molecule lead compounds that target and inhibit the function of specific chemokine receptors. We believe this platform provides us with an advantage in the rapid identification of highly specific drug candidates. An important element of this platform is our thorough map of the chemokine network, which allows us to better understand how a given chemokine-chemokine receptor interaction impacts the migration of cells in a given disease. With this understanding, we can apply our advanced screening methodologies, including a purpose-built high-throughput robotic screening technology, known as the Reverse Activation of Migration, or RAM, Assay, to identify small molecule inhibitors for the chemokine receptor most closely associated with a specific disease. The RAM Assay is designed to markedly reduce or eliminate non-specific inhibitors and toxic inhibitors of cell migration, resulting in highly specific lead candidates. This technology allows us to screen against targets that are not easily accessible with traditional technologies, providing us with what we believe to be a competitive advantage in drug discovery. We have used our EnabaLink drug discovery engine in our drug candidate programs and continue to apply these powerful research tools in our early stage drug discovery efforts.

Our Broad and Deep Wholly Owned Pipeline

CCR2 InhibitorCCX140 for Diabetic Nephropathy and Other Renal Diseases

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

Given the rise in the incidence of obesity, type 2 diabetes and hypertension, the associated incidence of diabetic nephropathy has reached widespread proportions in industrialized nations. Current treatment options for patients with diabetic nephropathy mainly include drugs that treat the underlying conditions of diabetes and hypertension. ARBs and ACE inhibitors are commonly prescribed to control hypertension and slow the progression of diabetic nephropathy. Even with these therapies, about 20% of patients with diabetic nephropathy will progress into a condition known as ESRD, the most severe stage of chronic kidney disease, at which point patients must rely on regular dialysis sessions or a kidney transplant in order to survive.

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

CCR2 Inhibitor — Treatment of Diabetic Kidney Disease

CCX140 is our CCR2 inhibitor which successfully completed a Phase II clinical trial in type 2 diabetics and more recently a Phase II clinical trial in patients with diabetic nephropathy, a form of kidney disease. While historically diabetic nephropathy was not considered an inflammatory disease, there is now clear evidence of the role of macrophages in this disease. Kidney biopsies from patients with diabetic nephropathy show elevated numbers of macrophages in the glomeruli, which are the basic filtering units in the kidney. It has also been shown that the extent of tissue damage in the interstitial areas surrounding the proximal tubules, which are the second component of the filtering apparatus in the kidney, is strongly correlated with the numbers of macrophages present. Experimental studies in preclinical diabetic models have clarified that monocyte and macrophage infiltration begins at early stages of disease and that this infiltration correlates with renal injury.

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

Data from preclinical studies indicate that CCX140 is a potent and selective inhibitor of CCR2 which is required for monocytes to infiltrate the inflamed kidney, where they differentiate into macrophages. While CCX140 is not the first CCR2 inhibitor to advance into clinical trials, we believe that it is unique in a number of ways, including its high selectivity for CCR2 relative to other chemokine receptors such as CCR5. We believe that CCX140 also distinguishes itself from other CCR2 inhibitors in that it has been shown preclinically to be free of the cardiovascular safety signals associated with other CCR2 inhibitors. CCX140 has been shown in a number of preclinical toxicology studies to be suitable for evaluation in humans for chronic use in diabetic nephropathy.

CCX140 Drug Development Strategy and Clinical Trials

Our clinical development strategy was to first assess the safety and tolerability of CCX140 in healthy subjects, then in patients with type 2 diabetes and normal renal function, and finally to evaluate the drug in patients with diabetic nephropathy. As a precursor to our clinical trials in patients with diabetic nephropathy, in January 2011 we completed a 159-patient randomized Phase II clinical trial to assess the safety and tolerability of CCX140 in patients with type 2 diabetes, one of the most common causes of nephropathy. In December 2014, we also completed a 332-patient randomized Phase II clinical trial to assess the safety and tolerability of CCX140 in patients with diabetic nephropathy.

CCX140 Phase I Clinical Trials

We completed four Phase I clinical trials in 118 healthy volunteers. A CCX140 dose range of 0.05 to 15mg was studied. CCX140 was generally well-tolerated and no serious adverse events, or SAEs, were observed in these Phase I clinical trials. The pharmacokinetic, or PK, profile was supportive of once-daily oral dosing of CCX140.

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

The clinical trial met its primary objective by demonstrating the safety and tolerability of CCX140 in these patients. In addition, CCX140 showed encouraging signs of biological activity based on a statistically significant decrease in HbA1c, a marker of glycemic control, for the 10mg dose group.

Current and Future CCX140 Clinical Development in Diabetic Nephropathy

We have recently completed a Phase II clinical trial in patients with diabetic nephropathy. A total of 332 patients were enrolled in a randomized, double-blind, placebo-controlled clinical trial. The primary objective of this clinical trial was to evaluate the safety and tolerability of CCX140 in patients with diabetic nephropathy. The primary efficacy objective was evaluation of the effect of CCX140 on albuminuria. Secondary efficacy objectives were evaluation of the effect of CCX140 on HbA1c and eGFR. The three treatment groups consisted of standard of care, ACE inhibitor or ARB plus placebo (control group), 5mg and 10mg of CCX140 once-daily plus standard of care and the treatment duration was up to 52 weeks, with a four-week follow-up period. Patients with residual albuminuria, despite being on a stable therapeutic dose of an ACE inhibitor or ARB were included in this clinical trial. The key efficacy endpoint was a change from baseline in first morning UACR, a major indicator of renal health. The target sample size of the trial was increased from 135 to 270 patients in 2012 and the dosing duration was extended from 12 weeks to 52 weeks, following completion of long-term toxicology studies that allowed extension of dosing beyond 12 weeks. Because of better than anticipated enrollment towards the end of the enrollment period, a total of 332 subjects were ultimately enrolled in the third quarter of 2013.

In December 2014, we announced positive top-line 52-week data, indicating that the trial met its primary endpoint by demonstrating that treatment with 5mg of CCX140 given orally once daily added to a standard of care regimen of ACE and ARB treatment resulted in a statistically significant (p=0.01) reduction in UACR, beyond that achieved with standard of care alone. The maximum treatment effect (24% reduction) was reached at 12 weeks, and sustained reduction in albuminuria induced by CCX140 relative to standard of care alone observed over the full year (UACR at each one of the 10 time points over the 52-week treatment period in the patients who received 5mg CCX140 continuously for 52 weeks, were below those of the standard of care alone group). A dose of 10mg CCX140 per day did not provide more improvement in albuminuria as compared to the 5mg dose. In addition, treatment with CCX140 improved the eGFR profile. Measuring eGFR is important in assessing long-term kidney function (over many months to years), and previously has provided the basis for the Phase III clinical trial registration endpoint. Clinical trials with the current standard of care (ACE inhibitors and ARBs) show that these attenuate the slope of decline of eGFR, and that this translates into a beneficial effect on clinical outcome parameters such as time to dialysis, with chronic multi-year treatment. Initial analysis showed that after an acute effect on eGFR with CCX140 treatment in the first 12 weeks, there was a sustained attenuation in the slope of annual decline in eGFR. Such eGFR profiles have been associated with successful long-term clinical benefit in kidney outcomes with approved diabetic nephropathy drugs. This improvement in the rate of decline in eGFR was particularly evident in patients with high baseline UACR, a patient population known to be at greater risk of developing ESRD, or death. Further, CCX140 did not affect systematic blood pressure, suggesting that the beneficial effect of CCX140 is mediated locally in the kidney micro-environment, possibly through a beneficial reduction in renal inflammation. CCX140 was well-tolerated with a low overall dropout rate over the 52-week treatment period (10%). No safety issues were observed that would prevent further clinical development of CCX140 in diabetic nephropathy.

We plan to conduct end-of-Phase II meetings with the FDA and EMA, at which time the clinical results from the CCX140 program will be reviewed in detail and a Phase III clinical program will be discussed.

CCX140 Commercialization Strategy

We plan to develop CCX140 independently or in the context of a co-development partnership and retain meaningful commercial rights to CCX140 in North America. In such cases, we intend to build a specialty sales force to call on nephrologists and potentially other doctors who treat patients with diabetic nephropathy or diabetes. There are approximately 8,300 nephrologists in the United States. We believe that a moderately sized sales force will be sufficient to call on all key prescribing nephrologists in this market.

Second Generation CCR2 Inhibitor CCX872 — Pancreatic Cancer

Building on our expertise in the field of CCR2 therapeutics, we advanced CCX872 as our second generation CCR2 inhibitor drug candidate into Phase I clinical development. Like CCX140, CCX872 is a potent and selective inhibitor of human CCR2. CCX872 has demonstrated excellent safety and efficacy in various preclinical models of pancreatic cancer and metabolic disease. In addition to diabetic nephropathy, CCR2-mediated effects are thought to be involved in the pathology of ischemia-reperfusion injury of organs such as kidney and heart, as well as various metabolic diseases, such as atherosclerosis and cardiovascular disease. These effects may be mediated by a combination of direct activation of CCR2 in the cells of the target tissue and by inducing recruitment of circulating inflammatory cells into the tissue. Inhibition of CCR2 in various animal models has been shown to be beneficial in models of certain cancers such as pancreatic cancer, acute kidney injury, post myocardial infarction reperfusion injury, vascular endothelial injury, and hepatosteatosis (fatty liver), among others.

Understanding Pancreatic Cancer

Pancreatic cancer is a rare but deadly cancer. It is the 15th most common cancer worldwide but the 4th highest cause of cancer-related death. In the United States in 2014, approximately 46,000 people are expected to develop pancreatic cancer, and 40,000 of those cases are expected to succumb to the disease. Primarily due to the aging of the population, the incidence of pancreatic cancer is predicted to increase to 62,000 new cases per year by 2030. Pancreatic adenocarcinoma, which represents 85% of all pancreatic cancers, is characterized by rapid progression and a dismal prognosis. Because of the deep location of the pancreas in the abdomen and the lack of markers of early disease, most cancers remain asymptomatic until they obstruct the biliary tract, which usually occurs with tumors of the pancreatic head, or until they become metastatic. Hence, less than 15% of patients initially present with a resectable cancer (stage 1 or 2), while the majority of patients have either a locally advanced, nonresectable, stage 3 cancer or a metastatic, stage 4 cancer at the time of diagnosis. The median overall survival of these patients is four to six months, an outlook that has remained largely unchanged over the last few decades.

The dismal prognosis of this cancer results from the combination of the late diagnosis, the early metastatic dissemination, and resistance to most chemotherapies. The main factors explaining this resistance to treatment include a very high rate of activation of the Kirsten rat sarcoma viral oncogene, or KRAS, mutations, a propensity for both local extension and distal spreading, the presence of a dense stromal tissue surrounding the tumor that results in a hypoxic, hypovascularized environment with high interstitial pressure, which may impede drug delivery, and ultimately the loss of immune control. Therapeutic interventions that improve the prognosis of patients with pancreatic cancer are urgently needed.

Limitations of Current Therapies

Current standard of care regimens are not only limited by modest efficacy but also by significant toxicity. For patients with nonresectable cancer (stage 3 or 4), FOLFIRINOX (oxaliplatin, irinotecan, leucovorin, and 5-FU) or a combination of gemcitabine and nab-paclitaxel are considered standard treatments but the median overall survival of patients remains less than one year. Further, these treatments often are poorly tolerated. FOLFIRINOX is associated with a high rate of Grade 3-4 adverse events, can rarely be administered for more than six months, and is mostly prescribed to patients with excellent performance status. Frail, elderly patients usually receive palliative treatment. Extensive research is ongoing to identify novel agents with improved efficacy and a reduced toxicity profile, including chemotherapies with improved formulations of currently available agents, therapies targeted against specific oncogenic pathways, or cancer vaccines.

Role of CCR2 in Pancreatic Cancer

The role of the CCL2 (one of the signature ligands of CCR2)/CCR2 axis in pancreatic cancer may represent a promising novel immunotherapeutic approach. Drugs that block CCR2 have shown evidence of activity in patients with pancreatic cancer as well as in a mouse orthotopic pancreatic cancer model. Human pancreatic tumors are characterized by a highly immunosuppressive microenvironment. The expression of CCL2 leads to the mobilization and recruitment of CCR2 positive tumor-associated macrophages, or TAMs, from the bone marrow to the peripheral blood. Infiltration of the tumor by CCR2 positive TAMs reduces the presence of CD8 positive T effector cells that normally control tumor growth. Therefore, blocking the infiltration of these CCR2-positive immunosuppressive cells into the tumors, may allow the effector cells to attack the tumor cells, and potentially reduce the tumor burden. Low monocyte counts in circulation of patients with pancreatic cancer are an independent predictive factor of improved survival. Similarly, patients with pancreatic cancer with a high CD8 T cell tumor infiltrate and low tumor CCL2 expression have a better prognosis than patients with a low CD8 T cell tumor infiltrate and a high tumor CCL2 expression.

Second Generation CCR2 Inhibitor CCX872

CCX872 is a potent and selective inhibitor of the human CCR2. It has been evaluated in a Phase I clinical trial in healthy volunteers. The results showed that CCX872 was safe and well-tolerated, and suitable for chronic dosing in patients. CCX872 was able to effectively block CCR2 in the circulation, and it had a predictable dose-linear PK profile.

CCX872 Drug Development Strategy and Clinical Trials

Phase I Clinical Trials

We completed a first-in-human Phase I clinical trial in 2013. This clinical trial was a combined single-and-multiple-ascending dose clinical trial in 40 healthy volunteers. The clinical trial was conducted in the Netherlands. CCX872 doses of 3mg, 10mg, 30mg, 100mg, and 300mg were given as a single dose in the first study period and once-daily doses for seven days in the second study period. Data showed that CCX872 was well-tolerated and appeared to be safe in healthy volunteers at all dose levels studied. There were no SAEs or dropouts due to adverse events in the trial. The most common adverse events reported by subjects receiving CCX872 in the multi-dose period were dizziness, diarrhea, and headache. These events typically were mild in intensity and did not result in dosing discontinuation.

Our Phase Ib study for CCX872 explores a novel approach (CCR2 inhibition) for the treatment of patients with stage 3 and 4 pancreatic cancer. Beyond the field of pancreatic cancer, the results of this study will also advance our understanding of the role of chemokines in solid tumors and of the potential for chemokine receptor inhibitors as therapeutic options in cancer patients when combined with standard of care regimens. The primary aim of this pilot study is to evaluate whether orally administered CCX872 is safe and can improve the progression of disease in patients with nonresectable pancreatic cancer being treated with FOLFIRINOX. The intent is to reduce the suppressive myeloid cell density in the tumors and, in doing so, retard the progression of the disease in these patients. The primary safety objective of this study is to evaluate the safety and tolerability of CCX872 plus FOLFIRINOX in patients with pancreatic cancer.

C5aR Inhibitor CCX168 Program in Rare Diseases

A Phase II clinical trial for CCX168 in patients with AAV is ongoing in Europe, the CLEAR trial, and a second Phase II clinical trial is ongoing in North America, the CLASSIC trial. C5aR is also believed to play a role in other renal disease settings such as IgAN and aHUS. We plan to initiate Phase IIa proof of concept clinical trials in aHUS and IgAN in the first half of 2015. We obtained orphan designation for CCX168 for the treatment of AAV in the United States and in Europe. We also obtained orphan designation for CCX168 in aHUS in the United States.

CCX168 for ANCA-Associated Vasculitis

Understanding ANCA-Associated Vasculitis

ANCAs are autoantibodies that attack certain type of white blood cells called neutrophils. Vasculitis is an inflammatory process of blood vessels, histopathologically characterized by vessel wall destruction and occlusion of the vascular lumen. AAV is an inflammatory disease of unknown cause and is a type of autoimmune disease caused by autoantibodies, which are abnormal antibodies that attack one’s own cells and tissues resulting in small blood vessel damage. AAV can affect multiple organ systems and renal involvement is common. It is usually fatal if untreated. In AAV, activation of the complement cascade, an escalating sequence of inflammatory responses, leads to production of the very potent chemoattractant known as C5a. This in turn leads to the attraction, priming and activation of neutrophils and other white blood cells, which play a key role in the disease.

AAV currently is treated with high-dose corticosteroids and rituximab, or RTX, cyclophosphamide, or CYC, azathioprine, mycophenolate mofetil, and plasma exchange in severe cases. Current therapy saves lives, salvages organ function and reduces morbidity. However, mortality and ESRD rates remain high, up to 50% of patients relapse and the consequences of treatment-related toxicity rival those of the underlying diseases. There is a need for safer, more effective therapies.

ANCA-Associated Vasculitis — Market Opportunity

The annual incidence and prevalence of renal vasculitis in Europe and the United States is 10 to 20 per million per year and 150 to 200 per million, respectively. Annual incidence increases with age, peaking in those aged 65 to 74 (53 per million per year). Regional, geographical, ethnic, and seasonal differences in disease patterns and increasing incidence have been suggested. Renal vasculitis is the most common severe manifestation of AAV, occurring in over 50% at presentation, but in 70% to 85% during the course of the disease. AAV is the cause of rapidly progressive necrotizing and crescentic glomerulonephritis in approximately 80% of patients, and is responsible for 5% of patients on renal replacement therapy.

In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition. Such diseases and conditions are those that affect fewer than 200,000 individuals in the United States, or if they affect more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for these types of diseases or conditions will be recovered from sales of the product. We have been granted orphan drug designation for CCX168 for the treatment of AAV, including granulomatosis with polyangiitis or Wegener’s granulomatosis, microscopic polyangiitis, and Churg-Strauss syndrome in the United States. The European Commission granted orphan drug designation for CCX168 for the treatment of granulomatosis with polyangiitis or Wegener’s granulomatosis and microscopic polyangiitis. The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.

A Novel C5a Receptor Inhibitor CCX168

CCX168 is a potent and highly specific inhibitor of the human C5a receptor. CCX168 displays oral bioavailability in various species and has demonstrated an excellent preclinical safety profile, consistent with its intended chronic use in patients. The efficacy of CCX168 was demonstrated in a mouse model of the renal manifestations of AAV, which closely mimics many of the histological features of the human disease. In these studies, oral doses of CCX168 completely blocked the glomerulonephritis induced by intravenous injection of anti-myeloperoxidase antibodies (a form of anti-neutrophil cytoplasmic antibody). Levels of CCX168 in the blood of these mice were comparable to levels in the blood of patients participating in our ongoing Phase II clinical trial with CCX168.

CCX168 Drug Development Strategy and Clinical Trials

CCX168 Phase I Clinical Trial

We have completed a Phase I clinical trial with CCX168 in 48 healthy subjects. This was a randomized, double-blind, placebo-controlled, two-period clinical trial in which subjects received either CCX168 or placebo, as a single dose in the first period and as multiple once-daily or twice-daily oral doses in the second period. Single oral doses of 1mg, 3mg, 10mg, 30mg, and 100mg of CCX168 were studied. In period two, CCX168 doses of 1mg, 3mg, and 10mg once-daily for seven days, and 30mg and 50mg twice-daily for seven days, were studied. CCX168 was well-tolerated by clinical trial subjects in this clinical trial and no SAEs or withdrawals due to adverse events have been observed. The most commonly reported adverse events in subjects receiving CCX168 in the multi-dose period were headache, diarrhea, dizziness, lower abdominal pain, nausea, and oropharyngeal pain. These adverse events typically were mild and dosing was not stopped as a result.

CCX168 Phase II Clinical Trial

We have completed the first two steps of our three-step Phase II CLEAR clinical trial for CCX168. CLEAR is a randomized, double-blind, placebo-controlled clinical trial in patients with AAV, the aim of which is to optimize the treatment to induce remission for patients with non-life-threatening AAV. The intent is to reduce the toxicity of induction therapy by reducing the overall exposure to, or eliminating entirely the use of, systemic corticosteroids during the induction period with an inhibitor of the complement C5a receptor, plus CYC or RTX. The primary safety objective of this clinical trial is to evaluate the safety and tolerability of CCX168 in patients with AAV on background CYC or RTX treatment. The primary efficacy objective is to evaluate the efficacy of CCX168 based on the BVAS. The secondary objectives of this clinical trial include assessment of the feasibility of reducing or eliminating the use of corticosteroids in the treatment of patients with AAV without the need for rescue corticosteroid measures; evaluation of the PK profile of CCX168 in patients with AAV and assessment of changes in renal function based on eGFR, hematuria, and proteinuria with CCX168 compared to standard of care treatment. The clinical trial is being conducted in sequential steps. Step 1 involves partial corticosteroid withdrawal and Step 2 involves full corticosteroid withdrawal. 30mg of CCX168 twice-daily given orally is being compared to standard of care twice-daily for 84 days, followed by an 84-day follow-up period. The data from the first two steps of the CLEAR trial demonstrated that CCX168 appears to be safe, well-tolerated and successful in allowing both reduction and elimination of high-dose corticosteroids, part of standard of care for AAV patients, without compromising efficacy and safety during a 12-week treatment period. There were no serious unexpected suspected adverse reactions reported by patients taking CCX168 in the first two steps. Renal function, as measured by eGFR, improved most in the CCX168 plus low dose steroids group.

Furthermore, patients treated with CCX168 as compared to standard of care showed greater improvements in renal disease activity measurements including UACR and urinary MCP-1: creatinine ratio. Additionally, data from the CLEAR trial indicated that patients receiving CCX168 showed improvements in the BVAS, an overall disease activity index, including efficacy observed in both the renal and the non-renal components of the BVAS. The BVAS index is an important indicator of systemic health in these patients and includes an assessment of disease activity in nine body systems (general health, cutaneous, mucous membranes/eyes, nose and throat, chest, cardiovascular, abdominal, renal and nervous system). BVAS response at 12 weeks in the renal as well as non-renal components was higher in patients on CCX168 than those patients receiving the standard of care treatment (a decrease in BVAS denotes an improvement in disease).

The Phase II clinical trial in patients with AAV is ongoing in Europe, the CLEAR trial, and a second Phase II clinical trial, is ongoing in North America, the CLASSIC trial. CLASSIC is a randomized, double-blind, placebo controlled Phase II clinical trial in patients with either newly diagnosed or relapsing ANCA vasculitis disease who require either CYC or RTX treatment. Eligible patients are randomized in a 1:1:1 ratio to receive either placebo plus CYC or RTX plus full dose starting prednisone. 10mg CCX168 twice daily plus CYC or RTX plus full dose starting prednisone, or 30mg CCX168 twice daily plus CYC or RTX plus full dose starting prednisone. The treatment period is 12 weeks, with a 12-week follow-up period. The primary safety objective of this clinical trial is to evaluate the safety and tolerability of CCX168 in patients with AAV on background CYC or RTX treatment. The primary efficacy objective is to evaluate the efficacy of CCX168 based on BVAS. A total of up to approximately 45 patients will be enrolled and this clinical trial is currently enrolling patients.

CCX168 in atypical Hemolytic Uremic Syndrome

Hemolytic uremic syndrome, or HUS, is the most common form of acute renal failure in childhood. Patients can be classified as those with a prodromal diarrhea-positive (D+) or negative (D-). The former is also called typical HUS and the latter atypical HUS. aHUS constitutes approximately 10% of the cases. Patients with aHUS often have a worse prognosis than typical HUS. aHUS has been associated with genetic defects in control of the complement system. The kidneys are often affected, but other organs such as the brain, heart, lungs, gastrointestinal tract, and pancreas may also be involved.

Patients with aHUS present with hemolytic anemia, low platelet counts, renal dysfunction, or other organ dysfunction, depending on the vascular bed involvement.

Limitation of Current Therapies

Plasma exchange or infusion has decreased mortality from 50% to 25% in aHUS patients. In patients with complement factor H, or CFH, mutations, plasma exchange or infusion resulted in partial or complete remission in approximately 60% of patients. Plasma exchange with immunosuppressive therapy such as corticosteroids and azathioprine or mycophenolate mofetil and RTX resulted in long-term dialysis-free survival in 60% to 70% of patients. Patients may become non-responsive to plasma exchange or infusion. It is also debatable whether renal transplantation is appropriate for patients with aHUS with ESRD as the disease recurs in approximately 50% of patients, and graft failure occurs in 80% to 90% with recurrent disease.

Eculizumab (Soliris) has been approved by the FDA for treatment of patients with aHUS to inhibit complement-mediated thrombotic microangiopathy. Eculizumab treatment improved renal function, as measured by eGFR, platelet count, and hemoglobin. Eculizumab blocks the complement cascade by inhibiting the cleavage of C5 to C5a and C5b. It needs to be administered by intravenous infusion, is associated with an increased risk of Neisseria infections, and can cost approximately $500,000 per year.

Role of C5a and C5aR in aHUS

C5a and its receptor C5aR is believed play a role in the pathogenesis of aHUS is plausible. Mice deficient in CFH develop proliferative glomerulonephritis, which is reduced in CFH-/- C5aR-/- double knock-out mice. Mice lacking C5aR were significantly protected from functional renal disease as assessed by blood urea nitrogen levels. This is relevant as loss-of-function CFH mutations are relatively common in humans with aHUS. In addition, C5a can prime neutrophils and enhance neutrophil activation. C5a, acting on C5aR, is a potent neutrophil chemoattractant and agonist, which triggers neutrophil aggregation. Further, C5a activates endothelial cells, promoting retraction and increased permeability.

CCX168 is a potent and specific inhibitor of C5aR, which likely plays a role in the pathogenesis of aHUS. CCX168 treatment is not anticipated to increase the risk of Neisseria infections, as is the case with eculizumab, since CCX168 does not interfere with the formation of the C5b-9 membrane attack complex, which is important in fighting Neisseria infections. CCX168 also is administered orally, which is more convenient than the intravenous administration of biologic agents. Since CCX168 is a small molecule, manufacturing cost is anticipated to be lower than the protein-based drugs. As a small molecule, CCX168 has a shorter plasma half-life (terminal half-life is approximately 70 hours) than eculizumab (272 hours, according to Soliris prescribing information). Therefore, in the event of an undesirable adverse event requiring discontinuation of treatment, plasma clearance would be faster with CCX168.

CCX168 Phase IIa Pilot Study in aHUS

We have recently demonstrated with a collaborator that CCX168 is effective in an aHUS serum-induced in vitro thrombus formation assay. CCX168 showed a concentration-dependent decrease in thrombus size in this assay. We believe this provides a strong rationale for testing CCX168 in clinical trials.

The Phase IIa study in patients with aHUS is expected to include approximately 10 patients with aHUS who are on dialysis. Patients will receive CCX168 for 15 days. The thrombogenic activity of serum from these patients will be tested in an ex vivo thrombus assay. Safety and tolerability of CCX168 will be evaluated. PK and pharmacodynamics, or PD, profiles of CCX168 will also be assessed.

CCX168 in IgA Nephropathy

IgAN is a common glomerulopathy diagnosed by the predominant histologic presence of galactose-deficient IgA1 deposits in the glomerular mesangium. Complement fragment C5a and C3a presence have been shown in the glomerular deposits, and C5aR and C3aR expression increased with increasing grades of renal pathology in patients with IgAN. These findings suggest that targeting C5aR may be of value in treating patients with IgAN.

IgAN is the main cause for ESRD in patients with primary glomerular disease requiring renal-replacement therapy. More than 50% of adults diagnosed with IgAN have stage 3 to 5 kidney disease at the time of diagnosis. Up to 39% of patients with IgAN will progress to ESRD within 20 years. Chronic kidney disease increases cardiovascular morbidity and mortality. Impaired renal function, sustained hypertension and proteinuria are prognostic of a poor outcome. Patients with sustained proteinuria more than 1g per day have a 46 times higher risk of ESRD compared to those with proteinuria less than 0.5g per day. Also, patients with IgAN have a poorer prognosis than those with other nephropathies with a similar degree of proteinuria. Therefore, IgAN is associated with substantial morbidity and mortality.

Limitations of Current Therapies

Renin-angiotensin-aldosterone system, or RAAS, blockers such as ACE-I and ARB are recommended when proteinuria is higher than 0.5g per day. Doses are titrated up to achieve blood pressure below 130/80 mmHg in patients with proteinuria less than 1g per day and below 125/75 mmHg if proteinuria is higher than 1g per day. Corticosteroids are used in patients with persistent proteinuria higher than 1g per day despite optimal RAAS blockade. Immunosuppressive treatment with CYC or azathioprine is not recommended unless there is crescentic IgAN with deteriorating kidney function. Fish oil is also used. RAAS blockers have limited efficacy. Corticosteroids are associated with an increased risk of infection and other adverse effects including osteoporosis, cataracts, peptic ulcer disease, new onset hypertension and diabetes, and mental disturbances. Immunosuppressive treatment such as with CYC is associated with an increased risk of infertility, cystitis, and cancer. Therefore, there exists an unmet medical need for safe and effective therapies for patients with IgAN.

Role of CCX168 in IgAN

CCX168 is a potent and specific inhibitor of C5aR, which plays a role in the pathogenesis of IgAN. Because of its unique mechanism of action, CCX168 has the potential to be synergistic to RAAS blockade, and could also potentially reduce the dosing requirements for corticosteroids as well as immunosuppressive drugs.

CCX168 Phase IIa Pilot Study in IgAN

Our Phase IIa study in patients with IgAN includes approximately 20 patients with IgAN who have residual proteinuria despite being on a maximum tolerated dose of a RAAS inhibitor for at least eight weeks. Patients will receive CCX168 for 12 weeks. The effect of CCX168 on proteinuria will be tested. Safety and tolerability of CCX168 will be evaluated. PK and PD profiles of CCX168 will be assessed.

CCX168 Commercialization Strategy

We plan to develop CCX168 independently or in the context of a co-development partnership and retain meaningful commercial rights to CCX168 in certain orphan indications such as AAV, aHUS, and IgAN. CCX168 is one of the two programs in our renal disease portfolio and an integral part of our forward integration plan.

Vercirnon for Inflammatory Bowel Disease

Vercirnon is intended to control the inflammatory response underlying IBD by targeting the chemokine receptor known as CCR9. In adults, CCR9 is found primarily on a population of T cells, a subset of the body’s inflammatory cells, which migrate selectively to the digestive tract. It is believed that when CCR9’s ligand, CCL25 (also known as TECK), is over-expressed, the migration of T cells to the small and large intestine causes persistent inflammation that may result in Crohn’s disease or ulcerative colitis, the two forms of IBD. We completed nine clinical trials with vercirnon in a total of 785 subjects, including five Phase I clinical trials (three in the United States and two in the United Kingdom), one Thorough QT study in the United States (an assessment of cardiovascular safety which is required for regulatory approval), and three Phase II clinical trials

(one in the Netherlands, the United Kingdom, and the United States, one in Finland and one (PROTECT-1) in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, the Czech Republic, Denmark, France, Germany, Hungary, Israel, the Netherlands, Poland, South Africa, Sweden and the United Kingdom). We completed our PROTECT-1 Phase II clinical trial in 436 patients with moderate-to-severe Crohn’s disease in 2009. Results from this clinical trial indicated that vercirnon was effective in inducing a clinical response over a 12-week treatment period. The results also indicated that vercirnon was effective in maintaining clinical remission over an additional 36-week treatment period. Vercirnon was safe and well-tolerated in all clinical trials completed to date. Data from the first of four Phase III clinical trials, the SHIELD-1 study, conducted by our former collaboration partner, Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, investigating vercirnon in 608 patients with moderate-to-severe Crohn’s disease, did not achieve the primary endpoint of improvement in clinical response and the key secondary endpoint of clinical remission. Results from SHIELD-4, a second induction study showed higher Crohn’s disease activity index, or CDAI, response and remission rates with 500mg vercirnon twice daily compared to 500mg once daily. This is in contrast to the lack of dose response observed in the SHIELD-1 trial, and the response observed in the population of patients who completed 12 week dosing in SHIELD-4 was similar to the positive results from the Phase IIb PROTECT-1 clinical trial conducted by us. We are evaluating a potential future development and funding strategy for vercirnon. The assets, including vercirnon, all clinical study data, and IND are wholly owned by us.

Second Generation CCR9 Inhibitor CCX507

CCX507 builds on our expertise in the area of CCR9 inhibitors and IBD. CCX507 is a second generation CCR9 inhibitor. CCX507 is selective for CCR9 relative to all other chemokine receptors, orally bioavailable, and has an excellent preclinical safety profile. CCX507 has a greater potency towards CCR9 than vercirnon. We completed Phase I clinical development, which demonstrated that CCX507 was safe and well-tolerated, and blocked CCR9 on circulating leukocytes. Additionally, preclinical data of CCX507 in combination with an anti-a4b7 antibody or anti-TNF showed that combined treatment reduced the severity of colitis better than monotherapy with either drug alone.

Earlier-stage Programs in Immuno-Oncology and Autoimmune Diseases

Immuno-Oncology Program

A growing body of data suggest that a number of chemokine receptors, including CCR1, CCR2, CCR4, CCR5, CCR6, CXCR2, CXCR4, CXCR6 and CXCR7, may play diverse roles in cancer growth, cancer metastasis, cancer angiogenesis, or the composition of the tumor microenvironment. Given the potential role of chemokine receptors in cancer cell survival, the combination of chemokine receptor antagonists with traditional chemotherapeutic agents or with immunotherapy, such as PD-1 or PD-L1 inhibitors is an attractive strategy because it may result in greater efficacy and/or allow dose reductions of the chemotherapeutic drugs, thus limit systemic side effects. We are launching our first clinical trial in oncology: CCX872, our second generation CCR2 inhibitor, in patients with pancreatic cancer. We are continuing to investigate potential roles for our small molecule antagonists in oncology using a combination of bioinformatics analysis of large public cancer genomic databases and selected in-house mouse models.

CCR6 Inhibitor for Autoimmune Diseases

One of the most intriguing areas of current research in immunology involves the study of a newly discovered type of helper T cells known as Th17 cells. While Th17 cells most likely play a role in the protection against extracellular pathogens, there is a large amount of preclinical and clinical data that implicate these cells, as well as Interleukin 17, or IL-17, an inflammatory cytokine associated with human disease, in the development of variety of autoimmune diseases, including psoriasis, RA, asthma, and multiple sclerosis. Activated Th17 cells isolated from chronically inflamed human tissues produce high levels of TNF-a and other cytokines. A hallmark of Th17 cells is that they express high levels of CCR6, which is not found on Th1 and Th2 cells. High levels of the CCR6 chemokine CCL20 have been found in psoriatic skin, RA joint biopsies, and asthmatic lungs. We believe that these are potential therapeutic indications for a CCR6 inhibitor. Our RAM Assay screening technique has produced several suitable CCR6 inhibitor leads, which are now being optimized via medicinal chemistry approaches.

We have shown in preclinical in vivo models that an orally bioavailable CCR6 small molecule inhibitor confers protection against IL-17 mediated inflammation. We have generated a potent orally bioavailable CCR6 inhibitor, CCX9664, that inhibits CCL20-mediated chemotaxis of both human and mouse CCR6+ cells. The utility of CCR6 inhibition was tested in preclinical models of psoriasis, whereby CCX9664-treated cohorts were protected against imiquimod induced skin thickening. Histological analysis of the skin confirmed the protective effect of CCX9664 compared to an aqueous vehicle control. CCX9664 also significantly reduced ear-thickening induced by intradermal injections of Interleukin 23, or IL-23, a cytokine that is important for the terminal differentiation and pathogenicity of Th17 cells. The mechanism of action for CCX9664 is different from other therapeutics targeting IL-17 of which we are aware, because inhibition of CCR6 disrupts the positioning of infiltrating leukocytes into the epidermis upon skin damage, thereby protecting against epidermal hyperplasia. Thus, pharmacological inhibition of CCR6 with an orally bioavailable small molecule inhibitor mitigates IL-17-driven inflammation in psoriasis models and may have therapeutic utility in other IL-17-dependent indications.

Recent work has also revealed potential roles for CCR6 antagonists in the treatment of colorectal cancer, or CRC. Specifically, in a mouse CRC model, mice that are genetically deficient in CCR6, as well as wild-type mice treated with CCX9664 develop fewer intestinal polyps. We are continuing with medicinal chemistry efforts to develop better CCR6 antagonists for potential use in both skin disease and cancer indications.

CCR4 Inhibitor for Atopic Autoimmune Disorders

CCR4 is expressed primarily on Th2 cells, which are key drivers of allergic conditions, such as atopic dermatitis, asthma, and allergic rhinitis. Multiple investigators have demonstrated increased levels of CCR4-activating chemokines in skin and lung tissues in connection with atopic dermatitis and asthma, respectively. CCR4 has also been identified on populations of T-Regulatory cells, or Treg cells, including those that are known to be important in the tumor microenvironment; thought to be a protective element in the tumor. An emerging concept in cancer therapy is that the elimination of tumor protecting Treg cells from the tumor microenvironment could be an important part of the future therapies in immuno-oncology.

CCX6239 is a novel, orally administered CCR4 inhibitor with potential utility in the treatment of conditions discussed above. We have shown in preclinical models that CCX6239 blocks the mobilization of white blood cells controlled by CCR4.

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

CCR1 Inhibitor for Inflammatory Diseases

CCX354 — CCR1 Inhibitor for Rheumatoid Arthritis

Understanding Rheumatoid Arthritis

Rheumatoid Arthritis, a chronic inflammatory disease, is among the most debilitating of all forms of arthritis, causing pain, stiffness, swelling and limitation in the motion and function of multiple joints which may eventually become deformed. Sometimes these symptoms make even the simplest activities, such as walking, difficult to manage. The exact cause of RA is unknown, but it is believed to result from the body’s immune system attacking the synovium, which is the tissue that lines a patient’s joints. Although therapy for patients with RA has improved dramatically over the last 25 years, there is still no cure and no single therapy which is effective for all patients. Many patients will need to change treatment strategies during the course of their disease due to lack of efficacy and adverse effects. People with RA, particularly those whose disease is not well controlled, may have a higher risk of other diseases such as osteoporosis, or thinning of bone resulting in fracture.

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

Potential CCX354 Clinical Development Path

We have completed two Phase I clinical trials with CCX354 in 84 healthy subjects, a Phase I/II clinical trial in 24 patients with RA, and a Phase II proof-of-concept clinical trial in 160 patients with moderate-to-severe RA partially responsive to methotrexate. Patients were randomized to receive placebo, 100mg twice-daily, or 200mg once-daily CCX354 for 12 weeks. Patients who met inclusion criteria at the start of dosing demonstrated an ACR20 response at Week 12 of 56% in subjects receiving 200mg of CCX354 once-daily compared to 44% in subjects receiving 100mg of CCX354 twice daily, and 30% in subjects receiving placebo. The ACR20 response difference between the 200mg CCX354 once-daily and placebo groups was statistically significant (p=0.014). Patients who met inclusion criteria at the start of dosing and who did not previously receive biologic agents, such as anti-TNF drugs, demonstrated an ACR20 response at Week 12 of 62% in subjects receiving 200mg of CCX354 once-daily compared to 41% in subjects receiving 100mg of CCX354 twice-daily and 26% in subjects receiving placebo. The ACR20 response difference between the 200mg CCX354 once-daily and placebo groups was statistically significant (p=0.002). The decrease in CRP was statistically significant in the 200mg CCX354 once-daily group compared to placebo at Week 12 (p=0.023). There was a median CRP decrease from baseline to

Week 12 of 33% in the 200mg CCX354 once-daily group, 30% in the 100mg twice-daily group and 11% in the placebo group in subjects eligible at the start of dosing. Similarly, there was a median CRP decrease from baseline to Week 12 of 38% in the 200mg CCX354 once-daily group, 30% in the 100mg twice-daily group and 10% in the placebo group in subjects eligible at the start of dosing who also did not previously receive biologic agents. ACR50, ACR70, Disease Activity Score 28-CRP, and ACR component results indicated greatest efficacy in the 200mg CCX354 once-daily group. Decreases in bone turnover markers were more pronounced in the CCX354 groups compared to placebo and reached statistical significance at several time points during the study. We also showed that CCX721, another potent CCR1 inhibitor, was as effective as zoledronic acid (marketed as Zometa, a potent bisphosphonate, for treatment of patients with multiple myeloma or bone metastasis as a result of breast cancer or prostate cancer) in a mouse model of multiple myeloma. In November 2011, GSK exercised its option to obtain an exclusive license to CCX354 and its two identified back-up compounds. In November 2013, GSK returned to us all rights to CCX354 and its two identified back-up compounds, including CCX721 and CCX956, for all indications. We now own all rights to CCX354 and the two backup compounds CCX721 and CCX956. We have also identified highly potential CCR1 inhibitor, CCX9588, which is being evaluated in cancer models.

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

Our Proprietary Drug Discovery Platform, EnabaLink

Since the founding of our company, we have developed a set of proprietary drug discovery tools, known collectively as the EnabaLink technology suite, specifically designed to unlock the chemoattractant system’s complexity and to accelerate a productive drug discovery program. Our proprietary EnabaLink drug discovery technologies allow our scientists to accurately predict the specific chemokine receptors implicated in a given condition and to identify and optimize small molecule compounds best suited for treatment of the disease. One of the initial tools that we developed is a thorough functional genomic map of the chemoattractant system which assists us in our understanding of the role of a given chemokine receptor in the system as well as its likely effect on the migration of inflammatory cells in a given inflammatory disease state.

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

For former collaboration compounds that were originally licensed to GSK and were subsequently returned to us, we are free to develop and commercialize such compounds either independently or with another partner. With respect to vercirnon, we would be subject to a reverse royalty to GSK of 3% on annual worldwide net sales only if a regulatory agency were to deem one of GSK’s SHIELD trials to be a pivotal Phase III clinical trial. With respect to CCX354, we would not be subject to any reverse royalty to GSK on sales. With respect to CCX168 and CCX832, we would be subject to reverse royalties to GSK of 3% on annual worldwide net sales, not to exceed $50.0 million in royalties for each.

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

Our patent estate, on a worldwide basis, includes approximately 610 issued or allowed patents and approximately 210 pending patent applications, with claims relating to all of our current clinical-stage drug candidates. With respect to our drug candidates in the CCR2, CCR9, and CCR1 programs, we have approximately 340 issued or allowed patents and 115 patents pending worldwide relating to their chemical composition or use thereof. There are also approximately 13 issued or allowed patents and 30 patent applications pending for another lead clinical-stage compounds in the C5aR program. We have approximately 70 patents issued or pending for our other clinical-stage compounds in the C5aR, CXCR7, CCR4, and CCR6 programs. We have approximately 70 issued patents relating to other small molecule compounds and approximately 130 issued patents relating to our novel biological discoveries. We also have approximately 50 issued patents relating to our proprietary screening and drug development technologies.

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

Competition

We compete in the pharmaceutical, biotechnology and other related markets that address AAV, diabetic nephropathy and other renal diseases, IBD, rheumatoid arthritis, other autoimmune diseases and inflammatory disorders, and cancer. We face significant competition from many pharmaceutical and biotechnology companies that are also researching and selling products designed to address these markets. Many of our competitors have materially greater financial, manufacturing, marketing, research and drug development resources than we do. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

It is possible that our competitors will develop and market drugs that are less expensive and more effective than our drug candidates, or that will render our drug candidates obsolete. It is also possible that our competitors will commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates.

CCX140, our CCR2 inhibitor, if approved for marketing by the FDA for the treatment of diabetic nephropathy, might compete with treatments commonly used for type 2 diabetes and hypertension patients. ARBs and ACE inhibitors, are commonly prescribed treatments used to reduce blood pressure and preserve kidney function, reducing the progression of diabetic nephropathy.

CCX168, our C5aR inhibitor, if approved for marketing by the FDA for the treatment of AAV, might compete with treatments currently used. Corticosteroids, CYC, RTX, azathioprine, methotrexate, and mycophenolate mofetil are prescribed treatments for this disease.

Our CCR9 small molecule inhibitors such as CCX507 and vercirnon for the treatment of IBD, might compete against existing IBD treatments such as Remicade, Humira, and other TNF-a inhibitors, anti-a4b7 antibodies such as vedolizumumab (Entyvio), immunomodulatory drugs and corticosteroids and potentially against other novel IBD drug candidates that are currently in development. Remicade is a humanized monoclonal antibody targeted to TNF-a, indicated for the treatment of Crohn’s disease, ulcerative colitis, rheumatoid arthritis, psoriasis, psoriatic arthritis and ankylosing spondylitis. Humira, a similar drug, is also a human monoclonal antibody that acts as a TNF-a inhibitor. Marketed by AbbVie in the United States and Europe, Humira is approved for the treatment of Crohn’s disease, ulcerative colitis, rheumatoid arthritis, psoriatic arthritis, juvenile idiopathic arthritis, plaque psoriasis, and ankylosing spondylitis.

CCX354 is our CCR1 inhibitor candidate for the treatment of RA. Current treatment options for RA consist of corticosteroids such as prednisone, immunosuppressants such as methotrexate (Rheumatrex and Trexall), azathioprine (such as Imuran), sulfasalazine (Azulfidine), hydroxychloroquine (Plaquenil) and 6-mercaptopurine (Purinethol), leflunomide (Arava), biologic agents including TNF-a inhibitors (etanercept (Enbrel), infliximab (Remicade), adalimumab (Humira), certolizumab (Cimzia), and golimumab (Simponi)), anakinra (Kineret), RTX (Rituxan), abatacept (Orencia), and tocilizumab (Actemra), and a JAK inhibitor, tofacitinib (Xeljanz).

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

All clinical research performed in the United States in support of an NDA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to FDA in support of an NDA so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial. We conducted our PROTECT-1 clinical trial solely at foreign clinical research sites, and we did not have authorization from the FDA under an IND to conduct that clinical trial in the United States. We designed the clinical trial to comply with FDA regulatory requirements for the use of foreign clinical data in support of an NDA, and the data were submitted from the PROTECT-1 clinical trial in support of future U.S. marketing application for vercirnon. We are pursuing a similar development strategy for CCX140 which has recently completed a Phase II clinical trial in patients with diabetic nephropathy in Europe. One of the Phase II clinical trials with CCX168 in patients with AAV has also been conducted in Europe. The second clinical trial is being conducted in North America. We have opened an IND in the U.S. prior to commencing the Phase II clinical trial in the U.S. All of our clinical trials are designed to comply with FDA regulatory requirements so that the data from all trials can be used to support a regulatory filing in the United States. We plan to include the United States and Europe in our later-stage clinical development program for CCX140 and CCX168, and for other drug candidates we develop independently prior to filing for regulatory approval with the FDA and the EMA.

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

•

Phase III clinical trials, commonly referred to as pivotal studies, are typically conducted when Phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile. Phase III clinical trials are generally undertaken with large numbers of patients, such as groups of several hundred to several thousand, to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites. An exception might be drugs developed for an orphan indication, where smaller clinical trials might be acceptable to the FDA and the EMA.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, the President signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The full impact on our business of the Affordable Care Act and other new laws is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our drugs if commercialized.

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

Other Healthcare Laws and Regulations

We are also subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

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

•

the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfer of value” to such physician owners;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Employees

As of December 31, 2014, we had 58 full-time employees, 29 of whom hold Ph.D.s, M.D.s or both. Of our total workforce, 44 employees are engaged in research and development, and 14 employees are engaged in business development, finance, legal, human resources, facilities, information technology administration and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Research and Development

We invested $33.8 million, $33.5 million, and $34.6 million in research and development in the years 2014, 2013, and 2012, respectively.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2014 and 2013 was $46.9 million, and $38.7 million, respectively. As of December 31, 2014, we had an accumulated deficit of $219.8 million. We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to increase in the near term as we continue to conduct clinical trials for CCX140, CCX168, CCX872, and CCX507 and conduct research and development of our other drug candidates. To date, we have derived all of our revenues from up-front fees and milestone payments, other payments pursuant to our collaboration agreements and government grants and contracts for research and development. In November 2013, our agreement with our former collaboration partner, Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline ended. We do not anticipate that we will generate revenue from the sale of our products for the foreseeable future. In addition, if approved, we expect to incur significant costs to commercialize our drug candidates and our drugs may never gain market acceptance. If our drug candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

The development of new drugs is a highly risky undertaking which involves a lengthy process, and our drug discovery and development activities therefore may not result in products that are approved by the applicable regulatory authorities on the time schedule we have planned, or at all.

Our drug candidates are in the early stages of drug discovery or clinical trials and are prone to the risks of failure inherent in drug development. As of the date of this Annual Report on Form 10-K, only six of our drug candidates, CCX140, CCX168, CCX872, vercirnon, CCX507 and CCX354 and have been tested in human beings. We will need to conduct significant additional preclinical studies and clinical trials before we can demonstrate that any of our drug candidates is safe and effective to the satisfaction of the FDA and other regulatory authorities. Preclinical studies and clinical trials are expensive and uncertain processes that take years to complete. For example, we incurred significant expenses related to the IND filing and the completed single ascending dose Phase I clinical trial for CCX915, our first generation CCR2 drug candidate, which did not advance into Phase II clinical trials because its PK properties in humans did not meet our expectations. Failure can occur at any stage of the process, and we cannot assure you that any of our drug candidates will demonstrate safety and efficacy in clinical trials or result in commercially successful products. For example, in August 2013, our former collaboration partner, GSK, reported the first of four Phase III studies, the SHIELD-1 study, investigating vercirnon in patients with moderate-to-severe Crohn’s disease, did not achieve the primary endpoint of improvement in clinical response and the key secondary endpoint of clinical remission, and GSK subsequently reverted to us all rights to vercirnon and its two identified back-up compounds. In addition, in November 2013, GSK reverted to us all rights to CCX354 and its two identified back-up compounds, and GSK declined its last option to license CCX168 under our agreement with GSK.

We cannot assure you that our ongoing clinical trials or any future clinical trial of any of our other drug candidates, will be completed on schedule, or at all, or whether our planned clinical trials will start in a timely manner. The commencement of our planned clinical trials could be substantially delayed or prevented by a number of factors, including:

•	delays or failures in obtaining sufficient quantities of the active pharmaceutical ingredient, or API, and/or drug product;

•	delays or failures in reaching agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites;

•	delays or failures in obtaining institutional review board, or IRB, or ethics committee, or EC, approval to conduct a clinical trial at a prospective site;

•	the need to successfully complete, on a timely basis, preclinical safety pharmacology or toxicology studies;

•	the limited number of, and competition for, suitable sites to conduct the clinical trials;

•	the limited number of, and competition for, suitable patients for enrollment in the clinical trials; and

•	delays or failures in obtaining regulatory approval to commence a clinical trial.

The completion of our clinical trials could also be substantially delayed or prevented by a number of factors, including:

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trials;

•	failure of our third party vendors to timely or adequately perform their contractual obligations relating to the clinical trials;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	inability to monitor patients adequately during or after treatment;

•	termination of the clinical trials by one or more clinical trial sites;

•	unforeseen safety issues;

•	lack of efficacy demonstrated during clinical trials;

•	lack of adequate funding to continue the clinical trials;

•	the need for unexpected discussions with the FDA or other foreign regulatory agencies regarding the scope or design of our clinical trials or the need to conduct additional trials;

•	unforeseen delays by the FDA or other foreign regulatory agencies after submission of our results;

•	an unfavorable FDA inspection of our contract manufacturers of API or drug product; and

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold.

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

Further, chemokine receptors and chemoattractant receptors are a novel class of targets. As a result, we may experience unforeseen adverse side effects with our existing and future drug candidates, including CCX140 and CCX168. As of the date of this Annual Report on Form 10-K, six of our drug candidates have been tested in human beings. Although we have not observed significant harmful side effects in prior studies of our drug candidates, later trials could reveal such side effects. The PK profile of preclinical studies may not be indicative of results in any clinical trial. For example, prior to commencing our preclinical studies of our CCX140 drug candidate, we studied another drug candidate that targeted CCR2, which we abandoned after PK results were not as favorable in humans as in earlier preclinical animal studies. We have not completed studies on the long-term effects associated with the use of our drug candidates, CCX168, for example. Completion of studies of these long-term effects may be required for regulatory approval and would delay our introduction of our drug candidates into the market. These studies could also be required at any time after regulatory approval of any of our drug candidates. Absence of long-term data may also limit the approved uses of our products, if any, to short-term use. Some or all of our drug candidates may prove to be unsafe for human use.

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

We are advancing multiple drug candidates through discovery and development and will require substantial funds to conduct development, including preclinical studies and clinical trials, of our drug candidates. Commercialization of any drug candidate will also require substantial expenditures. Our ability to develop and commercialize our drug candidates will depend upon our ability to identify financing or collaboration arrangements and there can be no assurance that we will be successful in identifying or implementing any such arrangement.

As of December 31, 2014, we had approximately $114.6 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

We may not be able to obtain orphan drug exclusivity for CCX168 for the treatment of AAV.

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

The FDA granted orphan drug designation for CCX168 for the treatment of aHUS and AAV, including granulomatosis with polyangiitis or Wegener’s granulomatosis, miscroscopic polyangiitis, and Churg-Strauss syndrome. The European Commission granted orphan drug designation for CCX168 for the treatment of granulomatosis with polyangiitis or Wegener’s granulomatosis and microscopic polyangiitis. However, we cannot assure you that we will be able to obtain or maintain orphan drug exclusivity for CCX168, if it is approved for the treatment of aHUS and/or AAV in any jurisdiction, in a timely manner or at all, or that a competitor will not obtain orphan drug exclusivity that could block the regulatory approval of CCX168 for several years. If we are unable to obtain or maintain orphan drug exclusivity in the United States or the EU, our ability to generate sufficient revenues may be negatively affected. If a competitor is able to obtain orphan exclusivity that would block CCX168’s regulatory approval, our ability to generate revenues would be significantly reduced, which would harm our business prospects, financial condition and results of operations.

We may form additional strategic alliances in the future with respect to our programs, and we may not realize the benefits of such alliances.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our programs that we believe will complement or augment our existing business. For example, we plan to find a partner for co-development and commercialization of CCX140 outside North America, and we may seek to find a partner or alternative financing arrangements with respect to the completion of clinical development and commercialization of vercirnon. We face significant competition in seeking appropriate strategic partners or other alternative arrangements and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any current or future drug candidates and programs because our research and development pipeline may be insufficient, our drug candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our drug candidates could also delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market.

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

We currently rely on a single source supplier for API and drug product for each of our drug candidates except CCX168. In the event that we and our suppliers cannot agree to the terms and conditions for them to provide some or all of our API clinical and commercial supply needs, or if any single source supplier terminates the agreement in response to a breach by us, we would not be able to manufacture the API on a commercial scale until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, drug candidates.

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

As of December 31, 2014, we had 58 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•

manage our clinical trials effectively, including our Phase II clinical trials for CCX168 and Phase Ib clinical trial for CCX872, which are being conducted at numerous trial sites throughout the world;

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

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the pharmaceutical, biotechnology and other related markets that are researching and marketing products designed to address chronic kidney disease, including diabetic nephropathy, IBD, rheumatoid arthritis, other autoimmune diseases and inflammatory disorders, and cancer. Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include but not limited to, AbbVie, Amgen, AstraZeneca, Biogen Idec, Bayer, Elan, GlaxoSmithKline, Johnson & Johnson, Merck, Merck Serono, Roche/Genentech, Takeda, Novartis, Pfizer, Sanofi and Teva. Many or all of these established competitors are also involved in research and drug development regarding various chemokine receptors. Pharmaceutical and biotechnology companies which are known to be involved in chemokine research and related drug development include, but not limited to, Pfizer, GlaxoSmithKline, Bristol-Myers Squibb, Merck, Takeda, Sanofi, Incyte, and UCB Pharma among others.

We are developing small molecule therapeutics that will compete with other drugs and alternative therapies that are currently marketed or are being developed to treat AAV, diabetic nephropathy and other renal disease, IBD, rheumatoid arthritis, other autoimmune diseases, metabolic diseases, inflammatory disorders, and cancer. Similarly, other future drug candidates we are pursuing would compete against numerous existing and established drugs and potentially against other novel drugs and therapies that are currently in development. See “Item 1. Business — Competition.” We also anticipate that we will face increased competition in the future as new companies enter into our target markets and scientific developments surrounding the chemokine system continue to develop.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to provide the auditor attestation report otherwise required by Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for implementing new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay such adoption of new or revised accounting standards, and as a result, we may not implement new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may utilize these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company for up to five years following the year in which we completed our initial public offering, although if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

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

We may be adversely affected by the economic environment.

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

Our employees, independent contractors, principal investigators, CROs, consultants, vendors and collaboration partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of that our employees, independent contractors, principal investigators, CROs, consultants, vendors and collaboration partners may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: FDA regulations, including those that require the reporting of true, complete and accurate information to the FDA; manufacturing standards we have established; federal and state healthcare fraud and abuse laws and regulations; and laws that require the reporting of true, complete and accurate financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These activities could also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

Millennium Pharmaceuticals, Inc., or Millennium, has obtained certain U.S. patents which include claims to small molecules that modulate CCR9, compositions thereof, and methods of using them to treat conditions such as IBD. We became aware of Millennium’s CCR9-related patent applications during our own routine patent and patent literature review. Millennium, which was acquired by Takeda Pharmaceutical Company Limited, or Takeda, in May 2008 and is currently a wholly owned subsidiary of Takeda, may contend that the claims of these patents cover our patented vercirnon drug candidate. We believe that our activities related to vercirnon are currently exempt from patent infringement liability because these activities are strictly limited to obtaining information for regulatory approval. However, if and when our vercirnon related activities extend beyond those related to seeking regulatory approval, such as, for example, if and when we commercialize vercirnon, Millennium might then commence an infringement action against us based on these patents and/or other related patents that it may be granted in the future. If Millennium elects to sue us, we believe that we may have viable defenses to any such infringement suit. However, we cannot assure you that the relevant court would find in our favor with respect to such defenses. Intellectual property litigation and patent litigation in particular, is expensive, complex and lengthy and its outcome is difficult to predict. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our strategic partners from using, selling, offering to sell or importing our current or future drug candidates or could enter an order mandating that we undertake certain remedial activities. During 2005, we did engage in preliminary discussions with Millennium regarding potentially collaborating with respect to CCR9, given that both we and Millennium have patents relating to CCR9. However, these discussions were general in nature and did not progress beyond the preliminary stage. In addition, in April 2012, an opposition was filed with the European Patent Office by Millennium with respect to one of our patents relating to broad genus claims describing small molecules that target CCR9, the scope of which also relates to vercirnon. The opposition filed by Millennium alleged that the subject matter of such patent is not novel; such patent does not involve an inventive step; such patent does not sufficiently disclose the invention and the subject matter of such patent extends beyond the content of its patent application. In October 2013, the Opposition Division of the European Patent Office verbally announced a decision against the opposition filed by Millennium, with a written decision following in January 2014. In this decision, the patent was maintained in amended form. Granted claims one to eight were maintained. Millennium did not appeal this decision. Thus, the decision to maintain the patent became final in April 2014. The patent has meanwhile been revalidated in all designated states. It can now only be invalidated nationally by filing a nullity action before a national court.

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

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for our technologies, intellectual property and drug candidates in the United States and other countries. Our patent estate, on a worldwide basis, includes approximately 610 issued or allowed patents and approximately 210 pending patent applications, with claims relating to all of our current clinical-stage drug candidates. With respect to our drug candidates in the CCR2, CCR9, and CCR1 programs, we have approximately 340 issued or allowed and 115 patents pending worldwide relating to their chemical composition or use thereof. There are also approximately 13 issued or allowed patents and 30 patent applications issued or pending for our other clinical-stage compounds in the C5aR, CXCR7 and CCR4 programs. We have approximately 70 issued patents relating to other small molecule compounds and approximately 130 issued patents relating to our novel biological discoveries. We also have approximately 50 issued patents relating to our proprietary screening and drug development technologies. We cannot assure you that any of our patent applications will result in issued patents. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

The regulatory requirements and policies may change and additional government regulations may be enacted for which we may also be required to comply. For example, the Food and Drug Administration Safety and Innovation Act of 2012 requires the FDA to issue new guidance on permissible forms of internet and social media promotion of regulated medical products, and the FDA recently issued draft guidance documents relating to social media and may soon specify new restrictions on this form of product promotion. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we are not able to maintain regulatory compliance, we will not be permitted to market our future products and our business will suffer.

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

•

requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•	mandates a further shift in the burden of Medicaid payments to the states.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, the President signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our potential customers and accordingly, our financial operations.

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

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

•

the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

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

Further, there has been a recent trend in the increase of federal and state laws and regulations regarding payments and other transfers of value paid to physicians and other healthcare providers and entities. The Affordable Care Act imposes new requirements to report certain financial arrangements with physicians and others, including reporting any “transfers of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members during each calendar year beginning in August 2013. Manufacturers are required to submit reports to the government by the 90th day of each calendar year. In addition, certain states mandate that we comply with a state code of conduct, adopt a company code of conduct under state criteria, disclose marketing payments made to physicians and other healthcare providers, and/or report compliance information to the state authorities. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and reporting requirements increases the possibility that a pharmaceutical company may run afoul of one or more of the requirements.

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

There was no public market for our common stock prior to our initial public offering in February 2012, the trading volume of our common stock on the NASDAQ Global Select Market has been limited and there can be no assurance that an active and liquid trading market for our common stock will develop or be sustained. We cannot predict the extent to which investor interest in our company will lead to the development or maintenance of an active trading market on the NASDAQ Global Select Market or otherwise or how liquid that market might become. If an active public market does not develop or is not sustained, it may be difficult for stockholders to sell their shares of common stock at prices that are attractive to them, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or drugs, drug candidates or technologies by using our shares of common stock as consideration.

Stockholders may also be unable to sell their shares of common stock at prices that are attractive to them due to fluctuations in the market price of our common stock. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile. Since the commencement of trading in connection with our initial public offering in February 2012, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2014, the price per share for our common stock on the Nasdaq Global Select Market ranged from a low sale price of $4.06 to a high sale price of $8.50. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including, but not limited to, those described elsewhere in this “Risk Factors” section and the following:

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

As of March 6, 2015, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 72% of our outstanding common stock. Accordingly, these stockholders, acting as a group, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. If our stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2014, we had 43,446,096 shares of common stock outstanding. Approximately 15,839,599 of these shares, and an additional approximately 150,000 shares of common stock issuable upon exercise of our outstanding warrants, including warrants to purchase up to 150,000 shares of our common stock that we issued to Bio-Techne Corporation (formerly Techne Corporation), or Bio-Techne, in connection with our initial public offering are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, with respect to shares held by directors, executive officers and other affiliates. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our common stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in connection with our initial public offering, in February 2012, we issued Bio-Techne a warrant with a ten-year term to purchase up to 150,000 shares of our common stock at an exercise per share equal to 200% of the initial public offering price of a share of our common stock and such warrant, if exercised, would likely be exercised at a time when the exercise price of such warrant represented a discount to the trading price of our common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

Our named executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $5.0 million for severance and other benefits and acceleration of vesting of stock options with an intrinsic value of $0.3 million as of December 31, 2014 in the event of a termination of employment in connection with a change of control of us. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future, therefore capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. As of January 2015, we had research coverage by only five securities analysts. In the event one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

	Sales Price of Common Shares
	High	Low
Fiscal 2014
First Quarter	$8.25	$5.58
Second Quarter	7.19	4.70
Third Quarter	6.07	4.41
Fourth Quarter	8.50	4.06

	Sales Price of Common Shares
	High	Low
Fiscal 2013
First Quarter	$14.28	$10.58
Second Quarter	14.96	11.06
Third Quarter	14.75	5.28
Fourth Quarter	5.81	4.57

Holders of Common Stock

As of March 6, 2015, there were approximately 46 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2014(1).

Plan Category	Shares Issuable Upon Exercise of Outstanding Options, Warrants and Rights(3)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(4)	Number of Securities Available for Future Issuance(5)
Equity compensation plans approved by security holders: (2)	6,966,667	$8.29	2,279,763
Equity compensation plans not approved by security holders:	—	—	—

Total	6,966,667	$8.29	2,279,763

(1)	In January 2012, we effected a one-for-two reverse split of our common stock. All historical common stock and per share information has been changed to reflect the stock split and is referred to in this chart “as adjusted.”
(2)	Consists of our Amended and Restated 1997 Stock Option/Stock Issuance Plan, our Amended and Restated 2002 Equity Incentive Plan and our 2012 Equity Incentive Award Plan, our Non-Employee Director Compensation Policy and our Employee Stock Purchase Plan (ESPP).
(3)	Includes 6,831,532 shares subject to outstanding stock option awards and 135,135 shares subject to outstanding restricted stock unit awards as of December 31, 2014.
(4)	Calculated exclusive of outstanding restricted stock unit awards.
(5)	Of these shares, 2,010,735 shares were available for stock option awards and restricted stock unit awards, and 269,028 were available for ESPP, in each case as of December 31, 2014.

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

The following graph shows a comparison from February 8, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2014 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

	2/8/12	3/31/12	6/30/12	9/30/12	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14
ChemoCentryx Inc.	100.00	96.91	136.36	105.73	99.45	125.64	128.55	50.55	52.64	60.27	53.18	40.91	62.09
NASDAQ Composite	100.00	110.27	105.11	112.29	109.03	118.89	124.47	138.98	154.38	155.67	163.29	166.57	175.49
NASDAQ Biotechnology	100.00	105.74	109.96	124.50	124.05	150.72	160.98	195.31	213.22	220.22	240.64	264.69	282.54

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

Selected Financial Data

	Years Ended December 31,
	(in thousands except share and per share data)
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Revenues:
Collaborative research and development revenue from related party	$—	$6,060	$5,419	$31,673	$34,861

Total revenues	—	6,060	5,419	31,673	34,861
Operating expenses:
Research and development	33,815	33,541	34,569	28,359	33,527
General and administrative	13,584	11,634	10,480	7,615	7,292

Total operating expenses	47,399	45,175	45,049	35,974	40,819

Income (loss) from operations	(47,399)	(39,115)	(39,630)	(4,301)	(5,958)
Interest income	494	501	533	402	436
Interest expense	(24)	(59)	(794)	(734)	(81)
Other income	—	—	—	16	2,434

Income (loss) before provision for income taxes	(46,929)	(38,673)	(39,891)	(4,617)	(3,169)
Income tax benefit (expense)	—	—	—	—	73
Net income (loss)	$(46,929)	$(38,673)	$(39,891)	$(4,617)	$(3,096)

Basic and diluted net income (loss) per share (1)	$(1.08)	$(0.95)	$(1.13)	$(1.10)	$(0.76)

Shares used to compute basic and diluted net income (loss) per share	43,275,276	40,916,138	35,406,922	4,210,704	4,081,648

(1)	See Note 2 within the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to compute basic and diluted net income (loss) per share.

	As of December 31,
	(in thousands)
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$114,620	$149,874	$118,956	$96,086	$82,836
Working capital	66,139	127,430	93,180	81,962	82,712
Total assets	116,981	152,422	122,323	101,551	98,133
Non-current equipment financing obligations	—	16	379	947	945
Accumulated deficit	(219,791)	(172,862)	(134,189)	(94,298)	(89,681)
Total stockholders’ equity	108,606	145,308	110,346	75,997	76,773

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

CCR2 Program:

•

CCX140 — Targeting the chemokine receptor known as CCR2, CCX140 has successfully completed and reported positive data from a Phase II clinical trial in patients with diabetic nephropathy, a form of kidney disease. In December 2014, we announced positive top-line 52-week data from this clinical trial, indicating that the trial met its primary endpoint by demonstrating that treatment with 5mg of CCX140 given orally once daily added to a standard of care treatment resulted in a statistically significant reduction in urinary albumin to creatinine ratio, or UACR. We plan to conduct end-of-Phase II meetings with the U.S Food and Drug Administration, or FDA, and European Medicines Agency, or EMA;

•

CCX872 — Our second generation orally administered inhibitor targeting CCR2, CCX872 completed Phase I clinical development. We initiated a Phase Ib clinical trial in patients with pancreatic cancer at the end of 2014 and plan to commence dosing in the first half of 2015;

C5aR Program:

•

CCX168 — Targeting the chemoattractant receptor known as C5aR (which binds the complement fragment C5a), CCX168 has successfully completed and reported positive clinical data from the first two steps of a three-step Phase II clinical trial in patients with anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis, or AAV. The third step of this trial is ongoing in Europe, the CLEAR trial, and a second Phase II clinical trial is ongoing in North America, the CLASSIC trial. C5aR is also believed to play a role in other renal disease settings such as Immunoglobulin A, or IgA, nephropathy, or IgAN, and atypical hemolytic uremic syndrome, or aHUS. We plan to initiate Phase IIa proof of concept clinical trials in aHUS and IgAN in the first half of 2015;

CCR9 Program:

•

Vercirnon (also known as Traficet-EN, or CCX282) — Targeting the chemokine receptor known as CCR9, vercirnon is our drug candidate for the treatment of patients with moderate-to-severe Crohn’s disease. Vercirnon is ready to advance to Phase III clinical development in the context of a partnership, if we are able to identify a development partner; and

•

CCX507 — Our second generation CCR9 inhibitor for the treatment of inflammatory bowel disease, or IBD, CCX507 has successfully completed Phase I clinical development, which demonstrated that CCX507 was safe and well-tolerated, and blocked CCR9 on circulating leukocytes. We also recently presented preclinical data with CCX507 in combination with an anti-a4b7 antibody or anti-TNF showing combined treatment reduced the severity of colitis better than monotherapy with either drug alone.

We also have several additional drug candidates in earlier stage programs that we are advancing through preclinical development:

Earlier Stage Programs in Immuno-Oncology and Autoimmune Diseases:

•

Chemokine Receptor Targets: CCR1, CCR4, CCR5, CCR6, CXCR2, CXCR6, CXCR7 — We are exploring potential opportunities for some of these programs in immuno-oncology. Chemokine and chemoattractant receptors are believed to play a role in establishing a tumor microenvironment that suppresses a cytotoxic immune response. We have discovered small molecule inhibitors targeting these chemokine and chemoattractant receptors, which may be developed in certain oncology indications targeting both solid and liquid tumors. We believe that such immunotherapeutic agents could be administered as stand-alone therapies or result in a synergistic effect when given in combination with traditional chemotherapies or other immunotherapies, such as Programmed cell death protein1, or PD-1/Programmed death ligand 1, or PD-L1 antibodies.

All of our drug candidates are wholly owned and are being developed independently by us. Our strategy also includes identification of next generation compounds related to our drug candidates, all of which have been internally discovered.

Since commencing our operations in 1997, our efforts have focused on research, development and the advancement of our drug candidates into and through clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of convertible preferred and common stock, contract revenue under our collaborations, government contracts and grants and borrowings under equipment financing arrangements. In February 2012, we completed our initial public offering, or IPO, pursuant to which we received net proceeds of $45.0 million, after underwriting discounts, commissions and offering expenses. We also received gross proceeds of $12.0 million from concurrent private placements of common stock at the IPO price of $10.00 per share. In addition, the outstanding principal amount of $10.0 million and accrued interest under a convertible note we had issued to Bio-Techne Corporation (formerly Techne Corporation), or Bio-Techne, one of our principal stockholders, automatically converted into shares of our common stock in connection with our IPO at a conversion price equal to the IPO price.

In April 2013, we completed a follow-on offering of 5,750,000 shares of our common stock at $12.00 per share. We received net proceeds of $64.4 million, after deducting underwriting discounts, commissions and offering expenses. As of December 31, 2014, we had an accumulated deficit of $219.8 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Recent Developments

CCX140 Top-Line 52-Week Data from Phase II Trial in Diabetic Nephropathy

In December 2014, we announced positive top-line 52-week data from our Phase II clinical trial in diabetic nephropathy with CCX140, an inhibitor of the chemokine receptor known as CCR2. The trial met its primary endpoint by demonstrating that treatment with 5mg of CCX140 given orally once daily added to a standard of care of angiotensin converting enzyme, or ACE, inhibitor or angiotensin receptor II blocker, or ARB, treatment resulted in a statistically significant (p=0.01) reduction in UACR beyond that achieved with standard of care alone. High UACR is known to predict poor renal outcome. In addition, the secondary efficacy objective was also achieved by demonstrating that treatment with CCX140 improved the estimated glomerular filtration rate, or

eGFR, profile. Initial analysis showed that after an acute effect in eGFR in the CCX140 treatment groups in the first 12 weeks, there was a sustained attenuation in the slope of annual decline in eGFR. The magnitude of slope improvement seen for CCX140 is consistent with, if not better than, drugs that have been approved for diabetic nephropathy. CCX140 was well-tolerated and no safety issues were observed that would prevent further clinical development of CCX140 in diabetic nephropathy. We plan to conduct end-of-Phase II meetings with the FDA and the EMA.

CCX168 Granted Orphan Drug Designation in aHUS by the FDA

In November 2014, we reported that the FDA granted orphan-drug designation for CCX168, an orally administered inhibitor targeting the receptor for the complement protein known as C5a, or C5aR. The designation is for the treatment of aHUS. aHUS is a rare, life-threatening, progressive disease, frequently with a genetic component, that primarily affects kidney function. This orphan disease designation is in addition to previous orphan disease designation by the FDA and the EMA for CCX168 in AAV.

CCX507 Positive Data from Phase I Clinical Trial

In October 2014, we announced Phase I data for CCX507, a next-generation potent and specific inhibitor of the chemokine receptor known as CCR9. Data showed that CCX507 was safe and well-tolerated in healthy volunteers at all doses tested, and blocked CCR9 on circulating leukocytes. Preclinical data were also presented showing that CCX507, in combination with an anti-a4b7 or anti-TNF blocking antibody, markedly reduced the severity of colitis more effectively in vivo than monotherapy treatment with either drug alone. We plan to evaluate future development to move the compound in Phase II clinical trials, potentially in conjunction with a strategic partner.

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

Any amounts received in advance of performance are recorded as deferred revenue until earned. Under collaboration agreements, we may receive payments for non-refundable up-front fees, reimbursement for research and development services, milestone payments, license fees and royalties. In assessing the appropriate revenue recognition related to a collaboration agreement, we first determine whether an arrangement includes multiple elements, such as the delivery of intellectual property rights and research and development services. For multiple element arrangements entered into prior to our adoption of Accounting Standards Update, or ASU No.2009-13, Revenue Recognition — Multiple Deliverable Revenue Arrangements, on January 1, 2011, intellectual property rights granted were not considered to be separable from the activity of providing research and development services because the intellectual property right does not have stand-alone value separate from the research and development services provided or evidence of fair value does not exist for the undelivered research and development services. Accordingly, we account for our collaboration agreements as a combined unit of accounting. The revenue from up-front payments is recognized on a straight-line basis over the estimated term of the research and development obligations covered under the research and development collaboration agreement. We periodically review the basis for our estimates, and we may change the estimates if circumstances change. These changes can significantly increase or decrease the amount of revenue recognized. As we applied our policy to our collaboration arrangements, we made judgments which affected the pattern of revenue recognition. For instance, in our former arrangement with GSK, we were obligated to provide research and development services. We recognized revenue from up-front payments over the estimated period of our performance of the research and development services, which ended in October 2013, the completion date of the Phase II clinical trial for the last of the drug candidates to be developed under the GSK alliance. In February 2012, we shortened the term of our performance obligation and associated period over which the up-front payments were recognized under our arrangement with GSK following the decision by us and GSK not to advance CCX832 or its two designated back-up compounds. This change in estimate was accounted for prospectively and we revised the estimated period of performance prospectively in 2012 to end by October 2013, which increased the annualized revenue recognition by approximately $0.9 million per year.

We follow the milestone method of recognizing revenue from milestones and milestone payments are recorded as revenue in full upon achievement of the milestone if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and the achievement of the milestone is based on our performance. For instance, in our former arrangement with our former collaboration partner, Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, GSK paid us a non-refundable option exercise fee of $25.0 million in November 2011 to obtain exclusive license to CCX354. As we determined that we would have no further performance obligation related to research and development under this program, we recognized the full $25.0 million option exercise fee as revenue in the year ended December 31, 2011.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period on a straight line basis. The fair value of the stock options is estimated using the Black-Scholes valuation model. We recorded non-cash stock-based compensation expense of $8.2 million, $6.2 million, and $5.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. At December 31, 2014 and 2013, we had $13.1 million and $12.1 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of 2.56 years and 2.66 years, respectively. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

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

Income Taxes

We file U.S. federal income tax returns and California state tax returns. As of December 31, 2014, we had net operating loss and research and development tax credit carryforwards for federal income tax purposes of approximately $191.8 million and $7.9 million, respectively. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2025 and 2019, respectively, if not utilized. We also had net operating loss and research and development tax credit carryforwards for state income tax purposes of approximately $191.3 million and $5.1 million, respectively. The state net operating loss carryforwards will expire at various dates beginning in 2016 if not utilized. The state research and development tax credits can be carried forward indefinitely.

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

Results of Operations

Revenues

We have not generated any revenue from product sales. For the three years ended December 31, 2014, our revenues have been derived from contract revenue, up-front payments and development milestone payments from GSK. Total revenues, as compared to the prior years, were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
GSK
Contract revenue	$—	$2,299	$1,017
Recognition of up-front payments	—	3,761	4,402

Total revenues	$—	$6,060	$5,419

Dollar (decrease) increase	$(6,060)	$641
Percentage (decrease) increase	(100%)	12%

The decrease in total revenues from 2013 to 2014 was due to funding of clinical support in 2013 from our former partner, GSK, for CCX168, our C5aR inhibitor, for the treatment of AAV. Our product development and commercialization agreement with GSK ended in November 2013, and therefore no revenue was recorded in 2014.

The increase in total revenues from 2012 to 2013 was primarily due to funding of clinical support from GSK for CCX168 in 2013.

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

	Year Ended December 31,
	2014	2013	2012
Research and development expenses	$33,815	$33,541	$34,569
Dollar (decrease) increase	$274	$(1,028)
Percentage (decrease) increase	1%	(3%)

The increase in research and development expenses from 2013 to 2014 was primarily attributable to higher expenses associated with CCX168, our C5aR inhibitor, due to patient enrollment in the third and final step in the CLEAR Phase II clinical trial in Europe for the treatment of AAV and expansion of Phase II clinical development for the same in North America in 2014. This increase was partially offset by lower expenses associated with CCX140, our CCR2 inhibitor, due to the completion of the Phase II clinical trial in patients with diabetic nephropathy and CCX872, our second generation CCR2 inhibitor, due to the timing of Phase I related activities.

The decrease in research and development expenses from 2012 to 2013 was primarily attributable to lower expenses associated with the drug discovery efforts targeting CXCR7 for the treatment of glioblastoma and developing our next generation drug candidates, CCX872 and CCX507, our second generation CCR9 inhibitor, due to the timing of Phase I related activities. These decreases were partially offset by higher expenses associated with CCX168 as this program further advanced into Phase II clinical development for the treatment of AAV, and additional investment in our drug discovery programs, including CCR2 3G, CCR9 3G, and CCR6.

The following table summarizes our research and development expenses by project (in thousands):

	Year Ended December 31,
	2014	2013	2012
Development candidate (Target)
CCX168 (C5aR)	$13,051	$3,909	$3,145
CCX140 (CCR2)	3,512	12,008	12,700
CCX872 (CCR2 2G)	1,619	2,804	4,005
CCX507 (CCR9)	2,662	2,724	3,421
Other (CCR1, C5aR 2G, CCR2 3G, CCR9 3G, CCR4, CCR6, CXCR7, Other)	12,971	12,096	11,298

Total research and development	$33,815	$33,541	$34,569

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

General and administrative expenses

Total general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
General and administrative expenses	$13,584	$11,634	$10,480
Dollar increase	$1,950	$1,154
Percentage increase	17%	11%

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

The increase from 2013 to 2014 was primarily due to an increase in employment related expenses, including stock-based compensation expense for stock option grants and restricted stock unit awards, intellectual property related expenses, and professional service expenses relating to corporate governance and our business development efforts.

The increase from 2012 to 2013 was primarily due to increased stock-based compensation expense for stock option grants in addition to higher professional service fees relating to our investor relations and business development efforts. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a public company. These public company related increases will likely include, but not be limited to, investor and public relations expenses, legal and accounting related fees, and expenses associated with preparing to meet the requirements pursuant to the Sarbanes-Oxley Act of 2002.

Other income (expense)

Other income (expense) primarily consists of interest income earned on our marketable securities and interest expense incurred on our equipment financing obligations and our convertible note. Total other income (expense), net, as compared to prior years was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest income	$494	$501	$533
Interest expense	(24)	(59)	(794)

Total other income (expense), net	$470	$442	$(261)

Dollar increase	28	703
Percentage increase	6%	269%

The increase in total other income, net from 2013 to 2014 was primarily due to a decrease in interest expense as a result of repayment of our equipment financing debt in 2014, and a shift in the composition of the portfolio to treasuries and other government sponsored agency securities in 2014.

The increase in total other income (expense), net from 2012 to 2013 was primarily due to the automatic conversion of the convertible note issued to Bio-Techne to common stock upon the completion of our IPO in February 2012. Prior to its conversion, the change in the estimated fair value of the convertible note was recorded as interest expense.

Liquidity and Capital Resources

As of December 31, 2014, we had approximately $114.6 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for each of the three years ended December 31, 2014, 2013, and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash provided by (used in)
Operating activities	$(34,315)	$(33,318)	$(32,227)
Investing activities	38,339	(31,668)	(56,904)
Financing activities	1,793	66,784	57,436

Operating activities. Net cash used by operating activities increased to $34.3 million for the year ended December 31, 2014, from $33.3 million for the same period in 2013 due primarily to a higher net loss in 2014. Net cash used by operating activities increased to $33.3 million for the year ended December 31, 2013 from $32.2 million for the same period in 2012 due primarily to changes in working capital items.

Investing activities. Net cash provided by or used in investing activities for periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business. Following our February 2012 IPO and the follow-on offering in April 2013, we invested the majority of our net proceeds received in short-term and long-term investments. We finance property and equipment purchases through equipment financing facilities. Proceeds from collaboration agreements and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes.

Financing activities. Net cash provided by financing activities was $1.8 million for the year ended December 31, 2014 compared to $66.8 million for the same period in 2013. This decrease was primarily due to the receipt of net proceeds of $64.4 million from the issuance of common stock in the follow-on offering completed in April 2013 after underwriting discounts, commissions and offering expenses. Net cash provided by financing activities of $66.8 million for the year ended December 31, 2013 and $57.4 million for the same period in 2012 was primarily from the aforementioned follow-on offering in April 2013 and the completion of our IPO and concurrent placements in February 2012, respectively. We believe that our existing cash, cash equivalents and investments as of December 31, 2014 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our drug candidates and potential drug candidates;

•	the number and characteristics of drug candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory approvals;

•	the cost and timing of hiring new employees to support continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the cost and timing of procuring clinical and commercial supplies of our drug candidates;

•	the cost and timing of establishing sales, marketing and distribution capabilities; and

•	the extent to which we acquire or invest in businesses, products or technologies.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2014 (in thousands).

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$3,933	$872	$1,809	$1,252	$—

Total contractual obligations	$3,933	$872	$1,809	$1,252	$—

(1)	We lease our facility in Mountain View, California. The lease expires in 2019.

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

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board issued new converged accounting guidance on revenue recognition in contracts with customers. This new standard impacts the determination of identifying performance obligations in the contract, and estimating the amount of variable consideration to include in the transaction price to be recognized as revenue. Additionally, it modifies the manner in which the transaction consideration is allocated to each separate performance obligation. This new standard is effective for us beginning in the first quarter of 2017. Early adoption is not permitted. The new standard allows for either “full retrospective” adoption, where the standard is applied to all of the periods presented in the financial statements, which in our case would be 2015, 2016, and 2017, or “modified retrospective” adoption, where the standard is applied only to the most current period presented in the financial statements, which in our case would be 2017. We are in the process of evaluating the impact of the new standard on our consolidated financial statements and have not made a determination as to which method will be adopted at this time.

In June 2014, the FASB issued an accounting standards update that requires a performance target that affects vesting of a share-based payment award and that could be achieved after the requisite service period to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized over the required service period, if it is probable that the performance target will be achieved. This guidance will be effective for fiscal years beginning after December 15, 2015, which will be our fiscal year 2016, with early adoption permitted. We do not expect the adoption of the guidance will have a material impact on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This guidance is effective for annual periods ending after December 15, 2016, and, as such, will be applicable to us in 2017. Early adoption is permitted. We do not expect this standard to have a material impact on our financial statements.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the reports of our independent registered public accounting firm are included in this Annual Report on Form 10-K on pages F-1 through F-22.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2014, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the design and operation of our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (the 2013 Framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2014.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our Definitive Proxy Statement, or the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2014, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

ChemoCentryx, Inc.

Consolidated Financial Statements

As of December 31, 2014 and 2013

and for each of the three years in the period ended December 31, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ChemoCentryx, Inc.

We have audited the accompanying consolidated balance sheets of ChemoCentryx, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChemoCentryx, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 13, 2015

CHEMOCENTRYX, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$16,075	$10,258
Short-term investments	57,282	123,055
Accounts receivable from related party	—	393
Prepaid expenses and other current assets	972	596

Total current assets	74,329	134,302
Property and equipment, net	1,208	1,399
Long-term investments	41,263	16,561
Other assets	181	160

Total assets	$116,981	$152,422

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$748	$909
Accrued liabilities	7,442	5,649
Current portion of equipment financing obligations	—	314

Total current liabilities	8,190	6,872
Noncurrent equipment financing obligations	—	16
Other non-current liabilities	185	226

Total liabilities	8,375	7,114

Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2014 and December 31, 2013; 43,446,096 shares and 42,888,168 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	43	43
Additional paid-in capital	328,440	318,103
Note receivable	(16)	(16)
Accumulated other comprehensive income	(70)	40
Accumulated deficit	(219,791)	(172,862)

Total stockholders’ equity	108,606	145,308

Total liabilities and stockholders’ equity	$116,981	$152,422

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Operations

(In thousands, except share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Collaborative research and development revenue from related party	$—	$6,060	$5,419
Operating expenses:
Research and development	33,815	33,541	34,569
General and administrative	13,584	11,634	10,480

Total operating expenses	47,399	45,175	45,049

Loss from operations	(47,399)	(39,115)	(39,630)
Other income (expense):
Interest income	494	501	533
Interest expense	(24)	(59)	(794)

Total other income (expense), net	470	442	(261)

Net loss	$(46,929)	$(38,673)	$(39,891)

Basic and diluted net loss per common share	$(1.08)	$(0.95)	$(1.13)

Shares used to compute basic and diluted net loss per common share	43,275	40,916	35,407

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(46,929)	$(38,673)	$(39,891)
Unrealized (loss) gain on available-for-sale securities	(110)	38	33

Comprehensive loss	$(47,039)	$(38,635)	$(39,858)

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Note Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balance as of December 31, 2011	48,664,392	49	4,385,439	4	170,289	(16)	(31)	(94,298)	75,997
Net loss	—							(39,891)	(39,891)
Unrealized gain / (loss) on investments	—	—	—	—	—	—	33	—	33
Conversion of preferred stock to common stock	(48,664,392)	(49)	24,332,186	24	25	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,175,000	6	45,011	—	—	—	45,017
Issuance of common stock in a private placement concurrent with the closing of the initial public offering	—	—	1,200,000	1	11,999	—	—	—	12,000
Issuance of common stock upon conversion of convertible note from related party	—	—	1,021,490	1	10,213	—	—	—	10,214
Reclassification of warrant liability to additional paid-in capital upon conversion of convertible note upon initial public offering	—	—	—	—	1,052	—	—	—	1,052
Issuance of common stock upon net exercise of warrant	—	—	4,197	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	—	—	236,235	—	971	—	—	—	971
Employee stock-based compensation	—	—	—	—	4,812	—	—	—	4,812
Compensation expense related to options granted to consultants	—	—	—	—	141	—	—	—	141

Balance as of December 31, 2012	—	—	36,354,547	36	244,513	(16)	2	(134,189)	110,346
Net loss	—	—	—	—	—	—	—	(38,673)	(38,673)
Unrealized gain / (loss) on investments	—	—	—	—	—	—	38	—	38
Issuance of common stock upon follow-on offering, net of issuance costs	—	—	5,750,000	6	64,359	—	—	—	64,365
Issuance of common stock upon exercise of warrant	—	—	60,000	—	312	—	—	—	312
Issuance of common stock upon net exercise of warrant	—	—	48,611	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	—	—	675,010	1	2,677	—	—	—	2,678
Employee stock-based compensation	—	—		—	6,092	—	—	—	6,092
Compensation expense related to options granted to consultants	—	—	—	—	150	—	—	—	150

Balance as of December 31, 2013	—	—	42,888,168	43	318,103	(16)	40	(172,862)	145,308
Net loss	—	—	—	—	—	—	—	(46,929)	(46,929)
Unrealized gain / (loss) on investments	—	—	—	—	—	—	(110)		(110)
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	—	—	557,928		2,123	—	—	—	2,123
Employee stock-based compensation	—	—			7,960	—	—	—	7,960
Compensation expense related to options granted to consultants	—	—			254	—	—	—	254

Balance as of December 31, 2014	—	$—	43,446,096	$43	$328,440	$(16)	$(70)	$(219,791)	$108,606

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(46,929)	$(38,673)	$(39,891)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	543	576	592
Stock-based compensation	8,214	6,242	4,953
Noncash interest expense, net	2,157	2,065	2,571
Changes in assets and liabilities:
Accounts receivable due from related party	393	763	(649)
Prepaids and other current assets	(376)	34	692
Other assets	(21)	—	1,935
Accounts payable	(161)	159	214
Other liabilities	1,865	(723)	1,758
Deferred revenue from related party	—	(3,761)	(4,402)

Net cash used in operating activities	(34,315)	(33,318)	(32,227)
Investing activities
Purchases of property and equipment, net	(352)	(554)	(472)
Purchases of investments	(100,837)	(136,600)	(177,566)
Sales of investments	—	5,142	5,582
Maturities of investments	139,528	100,344	115,552

Net cash provided by (used in) investing activities	38,339	(31,668)	(56,904)
Financing activities
Proceeds from issuance of common stock	—	64,365	57,017
Proceeds from exercise of stock options and employee stock purchase plan	2,123	2,678	966
Proceeds from exercise of warrants	—	312	—
Payments on equipment financing obligations	(330)	(571)	(547)

Net cash provided by financing activities	1,793	66,784	57,436

Net increase (decrease) in cash and cash equivalents	5,817	1,798	(31,695)
Cash and cash equivalents at beginning of period	10,258	8,460	40,155

Cash and cash equivalents at end of period	$16,075	$10,258	$8,460

Supplemental disclosures of cash flow information
Cash paid for interest	$137	$26	$50
Non-cash financing activity:
Issuance of common stock for settlement of convertible debt, including accrued interest	$—	$—	$10,215

See accompanying notes.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements

December 31, 2014

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable from related party and accounts payable, approximate their fair value due to their short maturities. Based on the borrowing rate available to the Company for loans with similar terms and average maturities, the carrying value of the Company’s equipment financing obligation (debt) approximates its fair value as of December 31, 2013. There was no outstanding equipment financing obligation as of December 31, 2014.

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

Accounts receivable are typically unsecured and are concentrated in the pharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies. At December 31, 2014 and 2013, the Company had an accounts receivable balance of $0 and $0.4 million, respectively, which solely consisted of amounts due from Glaxo Group Limited (GSK) under its former collaboration agreement. The Company believes that the credit risks associated with GSK are not significant. During the three years ending December 31, 2014, the Company has not written off any accounts receivable, and accordingly, does not have an allowance for doubtful accounts as of December 31, 2014 and 2013. During the years ended December 31, 2013 and 2012, 100% of the Company’s total revenues were derived from contract revenue, up-front payments and development milestone payments earned under the Company’s former collaboration with GSK.

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

Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in the Securities and Exchange Commission’s (the SEC) Topic 13 and Accounting Standards Codification (ASC) 605-25. The Company generates revenue from collaborative research and development agreements with pharmaceutical companies. Collaboration agreements may include nonrefundable up-front fees, research and development funding, milestone payments for the achievement of defined collaboration objectives, license fees and royalties on potential sales of commercialized products. In multiple arrangements, the Company evaluates the selling price used for each deliverable based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

third-party evidence is available. For multiple element arrangements entered into prior to January 1, 2011, the Company determined whether the elements had value on a stand-alone basis and whether there was objective and reliable evidence of fair value. When the delivered element did not have stand-alone value or there was insufficient evidence of fair value for the undelivered element(s), the Company recognized the consideration for the combined unit of accounting in the same manner as the revenue was recognized for the final deliverable, which was generally ratably over the longest period of involvement. For example, up-front payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue based on a straight-line basis over the period of the Company’s continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the longer of the estimated research and development period or other continuing obligation period defined in the respective agreements between the Company and its third-party collaborators. The Company periodically reviews the estimated performance periods of its contracts based on the progress of the related programs.

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

The Company accounts for restricted stock compensation arrangement with nonemployee directors using a fair-value approach. For restricted stock units (RSUs) granted to nonemployee directors, the fair value of a RSU is valued at the closing price of the Company’s common stock on the date of the grant. The Company recognizes stock-based compensation expense associated with these RSUs over the requisite service period, with no adjustment in future periods based on the Company’s actual stock price over the vesting period.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Diluted net loss per share is computed by dividing net loss attributable to common stock holders by the sum of the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding for the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and warrants, (ii) vesting of RSUs, and (iii) the purchase from contributions to the 2012 Employee Stock Purchase Plan (the ESPP), (calculated based on the treasury stock method) are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2014	2013	2012
Options to purchase common stock, including purchases from contributions to ESPP	6,849,607	5,324,876	5,292,738
Restricted stock units	135,135	—	—
Warrants to purchase common stock	150,000	150,000	301,672

	7,134,742	5,474,876	5,594,410

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09 Revenue from Contracts with Customers, which will supersede virtually all revenue recognition guidance in U.S. GAAP, including the Company’s as aforementioned. This new standard impacts the determination of identifying performance obligations in the contract, and estimating the amount of variable consideration to include in the transaction price. Additionally, it modifies the manner in which the transaction price is allocated to each separate performance obligation. This new standard is effective for the Company beginning in the first quarter of 2017. Early adoption is not permitted. The new guidance allows for either “full retrospective” adoption, where the standard is applied to all of the periods presented, which in the Company’s case would be 2015, 2016, and 2017, or “modified retrospective” adoption, where the standard is applied only to the most current period presented in the financial statements, which in the Company’s case would be 2017. The Company is in the process of evaluating the impact of the new standard on its consolidated financial statements and has not made a determination as to which method will be adopted at this time.

In June 2014, the FASB issued an accounting standards update that requires a performance target that affects vesting of a share-based payment award and that could be achieved after the requisite service period to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized over the required service period, if it is probable that the performance target will be achieved. This guidance will be effective for fiscal years beginning after December 15, 2015, which will be the Company’s fiscal year 2016, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This guidance is effective for annual periods ending after December 15, 2016, and, as such, will be applicable to the Company in 2017. Early adoption is permitted. The Company does not expect this standard to have a material impact on its financial statements.

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at December 31, 2014 were as follows (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market fund	$15,922	$—	$—	$15,922
U.S. treasury securities	19,117	5	(2)	19,120
Government-sponsored agencies	29,772	4	(13)	29,763
Commercial paper	1,500	—	—	1,500
Corporate debt securities	48,226	4	(68)	48,162

Total available-for-sale securities	$114,537	$13	$(83)	$114,467

Classified as:
Cash equivalents				$15,922
Short-term investments				57,282
Long-term investments				41,263

Total available-for-sale securities				$114,467

The amortized cost and fair value of cash equivalents and investments, with gross unrealized gains and losses, at December 31, 2013 were as follows (in thousands):

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

Cash and cash equivalents in the tables above exclude cash of $0.2 million and $2.0 million as of December 31, 2014 and 2013, respectively. All available-for-sale securities held as of December 31, 2014, had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of December 31, 2014, have been in a continuous unrealized loss position for more than 12 months.

As of December 31, 2014, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Description
Money market fund	$15,922	$—	$—	$15,922
U.S. treasury securities	—	19,120	—	19,120
Government-sponsored agencies	—	29,763	—	29,763
Commercial paper	—	1,500	—	1,500
Corporate debt securities	—	48,162	—	48,162

Total assets	$15,922	$98,545	$—	$114,467

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

4.	Fair Value Measurements (continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Description
Money market fund	$8,212	$—	$—	$8,212
Certificate of deposits	6,025	—	—	6,025
U.S. treasury securities	—	2,004	—	2,004
Government-sponsored agencies	—	9,830	—	9,830
Commercial paper	—	12,192	—	12,192
Corporate debt securities	—	109,565	—	109,565

Total assets	$14,237	$133,591	$—	$147,828

During the year ended December 31, 2014, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Lab equipment	$5,744	$5,573
Computer equipment and software	1,481	1,435
Furniture and fixtures	524	505
Tenant improvements	783	752

	8,532	8,265
Less: accumulated depreciation	(7,324)	(6,866)

	$1,208	$1,399

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

6.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Research and development related	$4,982	$3,337
Compensation related	1,956	1,589
Consulting and professional services	254	399
Other	250	324

	$7,442	$5,649

7.	Debt

Equipment Financing Obligations

In April 2010, the Company entered into an amendment to its credit facility to provide for up to $4.0 million to finance equipment purchases and other related expenses, with borrowing thereunder secured by certain fixed assets of the Company and repayable over 48 months. Until the credit facility expired in March 2011, the Company utilized $2.2 million of the credit facility, which bore interest on a weighted average basis of 6.7%. As of December 31, 2013, in aggregate, $0.3 million was outstanding and secured by certain fixed assets which had a remaining net book value of $0.4 million. As of December 31, 2014, the loans under the credit facility were fully repaid.

Convertible Debt from Related Party

In September 2011, the Company entered into a convertible note loan agreement with Bio-Techne Corporation, formerly Techne Corporation (Bio-Techne), one of its principal stockholders, pursuant to which the Company issued a convertible note to Bio-Techne with a principal amount of $10 million and bearing interest at a rate of 5.0% per annum and a maturity date in September 2021. The Company accounted for the note at fair value, under a fair value option available under generally accepted accounting principles. The note was remeasured to fair value every reporting period while outstanding. In February 2012, the Company completed its initial public offering, and as such, all outstanding principal and accrued and unpaid interest automatically converted into shares of common stock at a conversion price equal to the initial public offering price of $10.00.

Interest expense for the years ended December 31, 2014 and 2013 represents interest expense from equipment financing obligations. The following table summarizes interest expense in the consolidated statement of operations for the year ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest expense
Interest expense from convertible debt from related party	$—	$—	$711
Other	24	59	83

Total interest expense	$24	$59	$794

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

8.	Commitments

Operating Leases

In May 2004, the Company entered into a noncancelable operating lease for its current office and primary research facility located in Mountain View, California. The Company received a discounted lease rate during the first year of the agreement. In August 2012, the Company entered into an amendment to the lease agreement for the same facility to extend the term through April 2019. The total rent obligation is being expensed ratably over the term of the agreement, as amended. Rental expenses for the years ended December 31, 2014, 2013, and 2012 were $993,700, $942,000, and $872,000, respectively.

Future minimum lease payments under all noncancelable operating leases as of December 31, 2014, are as follows (in thousands):

Year ending December 31:
2015	$872
2016	894
2017	915
2018	937
2019	315

Total minimum lease payments	$3,933

9.	Convertible Preferred Stock

The Company previously recorded its convertible preferred stock at fair value on the date of issuance, net of issuance costs. In connection with the completion of the Company’s initial public offering in February 2012, all convertible preferred stock was automatically converted into common stock.

10.	Common Stock and Warrants

Initial Public Offering

In February 2012, the Company completed its initial public offering (IPO), pursuant to which the Company issued 5,175,000 shares of common stock, including the exercise of the underwriters’ over-allotment option and received (a) net proceeds of $45.0 million, after underwriting discounts, commissions and offering expenses; and (b) gross proceeds of $12.0 million in concurrent private placements of 1,200,000 shares of common stock at the IPO price of $10.00 per share. In addition, in connection with the completion of the Company’s IPO, all convertible preferred stock converted into 24,332,186 shares of common stock. As discussed in Note 7, all outstanding principal and accrued and unpaid interest under the convertible note loan agreement with Bio-Techne also converted into common stock in connection with the completion of the Company’s IPO.

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

In February 2012, in connection with the IPO, the warrants to purchase Series B convertible preferred stock converted into 159,500 warrants to purchase common stock at $5.20 per share, with expiration dates from 2012 through 2014. Upon the completion of the Company’s IPO in February 2012, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00. As of December 31, 2014 and 2013, 150,000 warrants to purchase common stock were outstanding with a weighted-average exercise price of $20.00.

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

In September 2013, GSK elected to revert all rights to vercirnon to the Company after vercirnon did not achieve the primary endpoint in the SHIELD-1 study of improvement in clinical response and the key secondary endpoint of clinical remission. In November 2013, GSK declined its last option to the C5aR program and returned all rights to CCX354 and its two identified back-up compounds to the Company, leaving no active research programs under the GSK Agreement, and thus ending the GSK Agreement. As such, no revenue associated with GSK was recorded in 2014.

The Company recognized the following revenues from GSK during the years ended December 31, 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Contract revenue	$—	$2,299	$1,017
Recognition of up-front payments	—	3,761	4,402

Total revenues	$—	$6,060	$5,419

In the event the Company elects to continue to develop and commercialize vercirnon, CCX168, or CCX832, the Company would be subject to the following future royalties to GSK: (i) with respect to vercirnon, the Company would be subject to a reverse royalty to GSK of 3% on annual worldwide net sales only if a regulatory agency were to deem one of GSK’s SHIELD trials to be a pivotal Phase III clinical trial and (ii) with respect to CCX168 and CCX832, the Company would be subject to reverse royalties to GSK of 3% on annual worldwide net sales not to exceed $50.0 million in royalties for each.

For the years ended December 31, 2013 and 2012, the research and development costs under the GSK Agreement were partially offset by contract revenue. At December 31, 2014 and 2013, the Company had an accounts receivable balance due from GSK of $0 million and $0.4 million, respectively. At December 31, 2013, the Company had an investment of $3.0 million in corporate bonds issued by GlaxoSmithKline Capital, Inc., a subsidiary of GSK.

Bio-Techne

As of December 31, 2014, Bio-Techne held 6,385,056 shares of the Company’s common stock. For the years ended December 31, 2014, 2013, and 2012, the Company paid Bio-Techne $93,000, $95,000, and $45,000, respectively, for research materials. As of December 31, 2014 and 2013, the Company had an accounts payable balance due to Bio-Techne for the purchase of research materials of $1,150 and $3,600, respectively. As described in Note 7, in September 2011, the Company entered into a convertible note loan agreement with Bio-Techne, pursuant to which the Company issued a convertible note to Bio-Techne with a principal amount of $10 million. Following the completion of the Company’s IPO, all outstanding principal and accrued interest automatically converted into 1,021,490 shares of common stock. In addition, pursuant to the terms of the convertible note loan agreement, Bio-Techne purchased $5.0 million of the Company’s common stock in a private placement concurrent with the offering at $10.00 per share.

12.	Equity Incentive Plans

In May 2002, the stockholders approved the Amended and Restated 1997 Stock Option/Stock Issuance Plan (the 1997 Plan) and in September 2002, the stockholders approved the 2002 Equity Incentive Plan (the 2002 Plan).

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

12.	Equity Incentive Plans (continued)

In February 2012, the stockholders approved the 2012 Equity Incentive Award Plan (the 2012 Plan). A total of 3,000,000 shares of the Company’s common stock were initially reserved for issuance under the 2012 Plan. In addition, the number of shares available for issuance under the 2012 Plan will be annually increased by an amount equal to the lesser of: 2,000,000 shares; 4% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year; or an amount determined by the Company’s Board of Directors. In November 2012, the Board of Directors approved an increase to the number of shares reserved for issuance under the 2012 Plan by 1,450,000 shares effective January 1, 2013. In November 2013, the Board of Directors approved an increase to the number of shares reserved for issuance under the 2012 Plan by 1,700,000 shares effective January 1, 2014. In October 2014, the Board of Directors approved an increase to the number of shares reserved for issuance under the 2012 Plan by 1,700,000 shares effective January 1, 2015. Collectively, the 1997 Plan, the 2002 Plan and the 2012 Plan are known as the Stock Plans.

Restricted Stock Units

In 2014, the Company began issuing RSUs to its nonemployee directors pursuant to the Company’s Non-Employee Director Compensation Policy (Directors Plan) under its 2012 Plan. RSUs are independent of stock option grants and are not transferrable, and are subject to forfeiture if recipients terminate their service to the Company prior to the release of the vesting restrictions. The RSUs awarded under the Directors Plan vest on the earlier of the first anniversary of the grant date or upon a change in control. The RSUs are valued at the closing price of the Company’s common stock on the date of grant.

For the year ended December 31, 2014, the Company granted 135,135 RSUs, none of which were vested at December 31, 2014. The weighted-average grant date fair value of RSUs granted during 2014 was $4.81 per share. As of December 31, 2014, there was $0.3 million of unrecognized compensation expense associated with unvested RSUs, which is expected to be recognized over a weighted-average period of 0.39 years.

Stock Options

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

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

12.	Equity Incentive Plans (continued)

The following table summarizes stock option activity and related information under the Company’s Stock Plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2013	2,383,920	5,301,622	8.71
Shares authorized	1,700,000
Granted(1)	(2,622,135)	2,487,000	6.51
Exercised	—	(408,140)	3.69
Forfeited and expired	548,950	(548,950)	7.69

Outstanding at December 31, 2014	2,010,735	6,831,532	8.29	6.73 years	$4,765,642

Vested at December 31, 2014		3,842,220	7.92	5.33 years	3,867,834

Exercisable at December 31, 2014		3,878,010	7.91	5.34 years	3,870,863

Vested and expected to vest, net of estimated forfeiture at December 31, 2014		6,647,893	8.28	6.67 years	4,698,749

(1)	The difference between the number of shares available for grant and shares outstanding represents the RSUs granted for the period.

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options exercised was $1.1 million, $5.6 million, and $1.6 million during 2014, 2013, and 2012, respectively. As of December 31, 2014, there was $13.1 million of unrecognized compensation expense, net of estimated forfeitures, associated with outstanding stock options, which is expected to be recognized over an estimated weighted-average period of 2.56 years.

Early Exercise of Stock Options

Certain equity incentive plans allow for the granting of options that may be exercised before the options have vested. The difference between the number of shares vested and exercisable as of December 31, 2014 in the table above represents such shares that are exercisable before they are vested. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser.

For the years ended December 31, 2014 and 2013, there were no shares of common stock issued related to the early exercise of stock options subject to repurchase by the Company.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

12.	Equity Incentive Plans (continued)

As of December 31, 2014, stock options outstanding were as follows:

	Options Outstanding
Exercise Price Range	Shares	Weighted-Average Contractual Life
$0.60-$5.07	685,553	3.34
$5.15-$5.94	36,200	9.54
$6.00	1,229,625	4.14
$6.08	865,387	8.98
$6.30-$6.90	915,209	5.34
$7.10	989,300	9.13
$7.60-$14.28	1,108,219	8.13
$14.31	927,039	7.54
$14.42	50,000	7.47
$15.90	25,000	7.32

	6,831,532	6.73

Employee Stock Purchase Plan

In February 2012, the stockholders approved the ESPP. A total of 300,000 shares of the Company’s common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP may be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2012 fiscal year, by an amount equal to the lesser of: 300,000 shares; 1% of outstanding shares of the Company’s common stock; or an amount determined by the Company’s Board of Directors. The ESPP provides for an aggregate limit of 3,000,000 shares of common stock that may be issued under the ESPP during the term of the ESPP. In November 2013, the Board of Directors approved an increase to the number of shares reserved for issuance under the ESPP by 200,000 shares effective January 1, 2014. The Company issued 149,788 shares and 49,912 shares under the ESPP in 2014 and 2013, respectively.

As of December 31, 2014, a total of 500,000 shares of common stock have been authorized for issuance under the ESPP. As of December 31, 2014, there was $0.1million of unrecognized compensation expense, net of estimated forfeitures, associated with the ESPP, which is expected to be recognized over an estimated weighted-average period of 0.4 years.

13.	Stock-Based Compensation

Stock Options Granted To Employees

Employee stock-based compensation expense recognized is calculated based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

13.	Stock-Based Compensation (continued)

Total employee stock-based compensation expense recognized associated with RSUs, stock options, and the ESPP, was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$2,756	$1,832	$1,565
General and administrative	5,204	4,260	3,247

Total	$7,960	$6,092	$4,812

Valuation Assumptions

Fair value of options granted under the 1997 and 2002 Plans and purchases under the Company’s ESPP were estimated at grant or purchase dates using a Black-Scholes option valuation model. The Black-Scholes valuation model requires that assumptions are made with respect to various factors, including the expected volatility of the fair value of the Company’s common stock. The Company has based its expected volatility on the average historical volatilities of public entities having similar characteristics including: industry, stage of life cycle, size, and financial leverage. The fair values of the employee stock options granted under the Company’s Stock Plans and the option component of the shares purchased under the ESPP during 2014, 2013, and 2012 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2014	2013	2012	2014	2013	2012
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	74.1%	77.8%	76.0%	55.5%	67.3%	76.2%
Weighted-average expected life (in years)	6.0	5.9	6.0	0.5	0.5	0.5
Risk-free interest rate	1.96%	1.54%	0.84%	0.06%	0.11%	0.10%
Weighted average grant date fair value	$4.29	$9.41	$8.83	$1.49	$1.71	$4.33

Stock Options Granted to Nonemployees

During 2014, 2013, and 2012, the Company granted to consultants options to purchase 150,000, 85,000, and zero shares of common stock, respectively. The stock-based compensation expense related to nonemployees will fluctuate as the fair value of the Company’s common stock fluctuates. In connection with grants of stock options to nonemployees, the Company recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$254	$150	$119
General and administrative	—	—	22

Total	$254	$150	$141

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

13.	Stock-Based Compensation (continued)

Valuation Assumptions

Stock-based compensation expense associated with stock options granted to nonemployees is recognized as the stock options vest. The estimated fair values of the stock options granted are calculated at each reporting date using the Black-Scholes option-pricing model, with the following assumptions:

	Year Ended December 31,
	2014	2013	2012
Dividend yield	0%	0%	0%
Volatility	68-76%	77-79%	76-77%
Weighted-average expected life (in years)	6.6-9.8	7.6-9.9	6.1-9.3
Risk-free interest rate	2.0-2.7%	1.5-2.9%	0.9-2.0%

14.	401(k) Plan

In October 1997, the Company established the ChemoCentryx 401(k) Plan and Trust (the 401(k) Plan). Employees may contribute, up to the percentage limit imposed by the Internal Revenue Code of 1986, as amended, an amount of their salary each calendar year until termination of their employment with the Company. The Company may elect to make matching contributions, as per the Plan; however, no matching contributions were made in the years ended December 31, 2014, 2013, and 2012.

15.	Income Taxes

The Company’s loss before tax is only attributable to U.S. operations. A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory income tax rate	(34.0%)	(34.0%)	(34.0%)
State income taxes, net of federal benefit	(5.80)	(5.80)	(5.83)
Permanent items	2.60	1.10	1.37
Research and development credits	(1.80)	(3.90)	(0.69)
Change in valuation allowance	39.0	43.10	39.48
Other	—	(0.50)	(0.33)
(Benefit from) provisions for income taxes	—%	—%	—%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	2014	2013
Net operating loss carryforwards	$74,699	$59,592
Research and development credit	6,712	5,864
Amortization of deferred stock compensation - non-qualified	6,041	4,226
Reserves and accruals	1,419	882
Depreciation and amortization	408	400

Net deferred tax asset	89,279	70,964
Less: valuation allowance	(89,279)	(70,964)

Net deferred tax assets	$—	$—

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

15.	Income Taxes (continued)

The Company has concluded that its deferred tax assets are not more likely than not to be realized. Accordingly, the total deferred tax assets have been fully offset by a valuation allowance. The Company’s valuation allowance increased by approximately $18.3 million, $16.7 million, and $15.7 million during 2014, 2013, and 2012 respectively.

At December 31, 2014, the Company had federal and state net operating loss carryforwards of approximately $191.8 million and $191.3 million, respectively. The federal net operating loss carryforwards begin to expire in 2025 and the state net operating loss carryforwards begin to expire in 2016, if not utilized.

The Company has federal and state research and development credit carryforwards of $7.9 million and $5.1 million, respectively. The federal research and development credits will begin to expire in 2019, if not utilized. California research and development credits can be carried forward indefinitely. The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, extends the Federal research tax credit retroactively for two years from January 1, 2012 through December 31, 2013. The tax benefit from the extension of the Federal research tax credit has been reflected in the income tax provision for the year ended December 31, 2014 with an offsetting increase in valuation allowance.

Utilization of the net operating loss and credit carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and credit carryforwards before their utilization.

The deferred tax asset balances as of December 31, 2014 and 2013 did not include excess tax benefits from stock option exercises. The amount excluded at December 31, 2014 and 2013 was $4.2 million and $3.8 million respectively. The use of tax benefits associated with the stock option related deductions will be credited directly to stockholders’ equity upon ultimate realization.

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2014, 2013, and 2012, is as follows (in thousands):

Unrecognized Income Tax Benefits
Balance as of December 31, 2012	$4,592

Additions for current tax positions	881
Decreases for prior tax positions	(517)

Balance as of December 31, 2013	4,956
Additions for current tax positions	434

Balance as of December 31, 2014	$5,390

As of December 31, 2014 and 2013, the Company had approximately $5.4 million and $5.0 million, respectively, of unrecognized tax benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company is not aware of any items that will significantly increase or decrease its unrecognized tax benefits in the next 12 months.

For U.S. federal and California income tax purposes, the statute of limitations remains open for the years beginning 2011 and 2008, respectively, except for the carryforward of net operating losses and research and development credits generated in prior years.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

15.	Income Taxes (continued)

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2014, there has been no interest expense or penalties related to unrecognized tax benefits.

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

16.	Selected Quarterly Financial Data (unaudited)

Selected quarterly results from operations for the years ended December 31, 2014 and 2013 are as follows (in thousands except per share amounts):

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$—	$—	$—	$—
Net loss	(11,537)	(12,261)	(10,941)	(12,190)
Basic and diluted net loss per share	(0.27)	(0.28)	(0.25)	(0.28)

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$1,927	$1,886	$1,522	$725
Net loss	(10,193)	(9,504)	(9,433)	(9,543)
Basic and diluted net loss per share	(0.28)	(0.23)	(0.22)	(0.22)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: March 13, 2015	By:	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Schall, Ph.D. Thomas J. Schall, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015

/s/ Susan M. Kanaya Susan M. Kanaya	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 13, 2015

/s/ Joseph M. Feczko, M.D. Joseph M. Feczko, M.D.	Director	March 13, 2015

/s/ Ira Klein, M.D., M.B.A., F.A.C.P. Ira Klein, M.D., M.B.A., F.A.C.P.	Director	March 13, 2015

/s/ Roger C. Lucas, Ph.D. Roger C. Lucas, Ph.D.	Director	March 13, 2015

/s/ Geoffrey M. Parker Geoffrey M. Parker	Director	March 13, 2015

/s/ James L. Tyree James L. Tyree	Director	March 13, 2015

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

4.2(3)	Amended and Restated Investors Rights Agreement among the Registrant and certain investors set forth therein, dated September 8, 2011.

4.3(3)	Form of Common Stock Warrant.

4.4(3)	Form of Series B Preferred Stock Warrant.

10.1#(1)	Amended and Restated 1997 Stock Option/Stock Issuance Plan and form of agreement thereunder.

10.2#(1)	Amended and Restated 2002 Equity Incentive Plan and forms of agreements thereunder.

10.3#(1)	2012 Equity Incentive Award Plan and form of agreement thereunder.

10.4#(1)	2012 Employee Stock Purchase Plan.

10.5#(1)	2012 Cash Incentive Plan.

10.6#(1)	Form of Indemnification Agreement.

10.7#(4)	Non-Employee Director Compensation Policy.

10.8#(5)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Award Plan.

10.9#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Thomas J. Schall, Ph.D.

10.10#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Markus J. Cappel, Ph.D.

10.11#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Susan M. Kanaya.

10.12#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Petrus Bekker M.D., Ph.D.

10.13(3)	Standard Industrial/Commercial Multi-Tenant Lease, dated April 20, 2004, by and between Portola Land Company and the Registrant.

10.14(6)	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated August 16, 2012, by and between Portola Land Company and the Registrant.

10.15†(7)	Product Development and Commercialization Agreement, effective as of August 22, 2006, by and between the Registrant and Glaxo Group Limited.

10.16†(3)	Amendment No. 1 to Product Development and Commercialization Agreement, effective as of September 30, 2007, by and between the Registrant and Glaxo Group Limited.

10.17†(3)	Amendment No. 2 to Product Development and Commercialization Agreement, effective as of October 6, 2008, by and between the Registrant and Glaxo Group Limited.

10.18†(3)	Amendment No. 3 to Product Development and Commercialization Agreement, effective as of August 22, 2009, by and between the Registrant and Glaxo Group Limited.

10.19†(3)	Amendment No. 4 to Product Development and Commercialization Agreement, effective as of February 26, 2010, by and between the Registrant and Glaxo Group Limited.

Exhibit Number	Description

10.20†(3)	Amendment No. 5 to Product Development and Commercialization Agreement, effective as of November 15, 2010, by and between the Registrant and Glaxo Group Limited.

10.21(3)	Amendment to Series D Preferred Stock Subscription Agreement, dated as of November 8, 2007, by and between the Registrant and Glaxo Group Limited.

10.22(3)	Series E Preferred Stock Subscription Agreement, dated as of August 26, 2008, by and between the Registrant and Glaxo Group Limited.

10.23(3)	Loan and Security Agreement, dated as of February 20, 2007, by and between the Registrant and Silicon Valley Bank.

10.24(3)	Amendment No. 2 to Loan and Security Agreement, dated as of April 19, 2010, by and between the Registrant and Silicon Valley Bank.

21.1	Subsidiaries of the Registrant.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(2)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on February 6, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(3)	Filed with the Registrant’s Registration Statement on Form S-1 on October 14, 2011 (Registration No. 333-177332), and incorporated herein by reference.
(4)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014, and incorporated herein by reference.
(5)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the SEC on August 8, 2014, and incorporated herein by reference.
(6)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the SEC on November 13, 2012, and incorporated herein by reference.
(7)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on January 6, 2012 (Registration No. 333-177332), and incorporated herein by reference.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and filed separately with the SEC.