Form 10-Q
period 2015-03-31
ChemoCentryx, Inc.
filed 2015-05-08
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 1, 2015, was 43,693,814.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,436	$16,075
Short-term investments	49,406	57,282
Prepaid expenses and other current assets	1,211	972

Total current assets	76,053	74,329
Property and equipment, net	1,181	1,208
Long-term investments	29,927	41,263
Other assets	175	181

Total assets	$107,336	$116,981

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$809	$748
Accrued liabilities	6,937	7,442

Total current liabilities	7,746	8,190
Other non-current liabilities	181	185

Total liabilities	7,927	8,375

Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2015 and December 31, 2014; 43,673,625 shares and 43,446,096 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	44	43
Additional paid-in capital	331,170	328,440
Note receivable	(16)	(16)
Accumulated other comprehensive income (loss)	8	(70)
Accumulated deficit	(231,797)	(219,791)

Total stockholders’ equity	99,409	108,606

Total liabilities and stockholders’ equity	$107,336	$116,981

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:	$—	$—

Operating expenses:
Research and development	8,420	8,149
General and administrative	3,689	3,523

Total operating expenses	12,109	11,672

Loss from operations	(12,109)	(11,672)
Other income (expense):
Interest income	103	146
Interest expense	—	(11)

Total other income, net	103	135

Net loss	$(12,006)	$(11,537)

Basic and diluted net loss per common share	$(0.28)	$(0.27)

Shares used to compute basic and diluted net loss per common share	43,502	43,107

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(12,006)	$(11,537)
Unrealized gain on available-for-sale securities	78	18

Comprehensive loss	$(11,928)	$(11,519)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities

Net loss	$(12,006)	$(11,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	133	153
Stock-based compensation	2,400	2,106
Noncash interest expense, net	471	642
Changes in assets and liabilities:
Accounts receivable due from related party	—	389
Prepaids and other current assets	(233)	(514)
Accounts payable	61	(199)
Other liabilities	(509)	499

Net cash used in operating activities	(9,683)	(8,461)

Investing activities

Purchases of property and equipment, net	(106)	(32)
Purchases of investments	(8,532)	(33,000)
Sales of investments	4,051	—
Maturities of investments	23,300	41,719

Net cash provided by investing activities	18,713	8,687

Financing activities

Proceeds from exercise of stock options	331	1,290
Payments on equipment financing obligations	—	(146)

Net cash provided by financing activities	331	1,144

Net increase in cash and cash equivalents	9,361	1,370
Cash and cash equivalents at beginning of period	16,075	10,258

Cash and cash equivalents at end of period	$25,436	$11,628

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$3

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

1.	Description of Business

ChemoCentryx, Inc. (the Company) commenced operations in 1997. The Company is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing orally administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. The Company’s principal operations are in the United States and it operates in one segment.

Unaudited Interim Financial Information

The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2014 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (GAAP). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 13, 2015.

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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding for the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and warrants, (ii) vesting of restricted stock units (RSUs), and (iii) the purchase from contributions to the 2012 Employee Stock Purchase Plan (the ESPP), (calculated based on the treasury stock method), are only included in the calculation of diluted net loss per share when their effect is dilutive.

For the three months ended March 31, 2015 and 2014, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock, including purchases from contributions to ESPP	8,179,188	7,190,380
Restricted stock units	135,135	—
Warrants to purchase common stock	150,000	150,000

	8,464,323	7,340,380

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income. For the periods presented other comprehensive income consists of unrealized gains on the Company’s available-for-sale securities. For the three months ended March 31, 2015, amounts reclassified from accumulated other income to net income for unrealized gains (losses) on available-for-sale securities were not significant, and were recorded as part of other income (expense), net in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2014, there were no sales of investments, and therefore there were no reclassifications.

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$24,296	$—	$—	$24,296
U.S. treasury securities	19,129	20	—	19,149
Government-sponsored agencies	25,230	19	(3)	25,246
Corporate debt securities	34,966	—	(28)	34,938

Total available-for-sale securities	$103,621	$39	$(31)	$103,629

Classified as:
Cash equivalents				$24,296
Short-term investments				49,406
Long-term investments				29,927

Total available-for-sale securities				$103,629

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$15,922	$—	$—	$15,922
U.S. treasury securities	19,117	5	(2)	19,120
Government-sponsored agencies	29,772	4	(13)	29,763
Commercial paper	1,500	—	—	1,500
Corporate debt securities	48,226	4	(68)	48,162

Total available-for-sale securities	$114,537	$13	$(83)	$114,467

Classified as:
Cash equivalents				$15,922
Short-term investments				57,282
Long-term investments				41,263

Total available-for-sale securities				$114,467

Cash equivalents in the tables above exclude cash of $1.1 million and $0.2 million as of March 31, 2015 and December 31, 2014, respectively. All available-for-sale securities held as of March 31, 2015 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of March 31, 2015 have been in a continuous unrealized loss position for more than 12 months. As of March 31, 2015, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
Description	Level 1	Level 2	Level 3	Total
Money market fund	$24,296	$—	$—	$24,296
U.S. treasury securities	—	19,149	—	19,149
Government-sponsored agencies	—	25,246	—	25,246
Corporate debt securities	—	34,938	—	34,938

Total assets	$24,296	$79,333	$—	$103,629

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Money market fund	$15,922	$—	$—	$15,922
U.S. treasury securities	—	19,120	—	19,120
Government-sponsored agencies	—	29,763	—	29,763
Commercial paper	—	1,500	—	1,500
Corporate debt securities	—	48,162	—	48,162

Total assets	$15,922	$98,545	$—	$114,467

During the three months ended March 31, 2015, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Research and development related	$5,075	$4,982
Compensation related	971	1,956
Consulting and Professional Services	425	254
Other	466	250

	$6,937	$7,442

6.	Related-Party Transactions

Bio-Techne

In September 2011, the Company entered into a convertible note loan agreement with Bio-Techne Corporation, formerly Techne Corporation, (Bio-Techne), one of its principal stockholders, pursuant to which the Company issued a convertible note to Bio-Techne with a principal amount of $10.0 million and bearing interest at a rate of 5.0% per annum and a maturity date in September 2021. In February 2012, the Company completed its initial public offering (IPO), and as such, all outstanding principal and accrued and unpaid interest automatically converted into 1,021,490 shares of common stock at a conversion price equal to the IPO price of $10.00 per share. Upon the conversion of the note in connection with the IPO, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00 per share, or 200% of the IPO price of its common stock. In addition, pursuant to the terms of the convertible note loan agreement, concurrent with the IPO, Bio-Techne purchased $5.0 million of the Company’s common stock in a private placement at $10.00 per share. As of March 31, 2015 and December 31, 2014, the Company had an accounts payable balance due to Bio-Techne for the purchases of research materials of $3,400 and $1,150, respectively.

7.	Stockholders’ Equity

Initial Public Offering

In February 2012, the Company completed its IPO pursuant to which the Company issued 5,175,000 shares of common stock, including the exercise of the underwriters’ over-allotment option and received (a) net proceeds of $45.0 million, after underwriting discounts, commissions and offering expenses; and (b) gross proceeds of $12.0 million in concurrent private placements of 1,200,000 shares of common stock at the IPO price of $10.00 per share. In addition, in connection with the completion of the Company’s IPO, all convertible preferred stock converted into 24,332,186 shares of common stock. As discussed in Note 6, all outstanding principal and accrued and unpaid interest under the convertible note loan agreement with Bio-Techne also converted into common stock upon the completion of the Company’s IPO.

Follow-On Public Offering

In April 2013, the Company completed an underwritten public offering of 5,750,000 shares of its common stock at $12.00 per share. The Company received net proceeds of $64.4 million, after deducting underwriting discounts, commissions and offering expenses.

Warrants

In February 2012, in connection with the IPO, the Company’s outstanding warrants to purchase Series B convertible preferred stock converted into warrants to purchase 159,500 shares of common stock at $5.20 per share, with expiration dates from 2012 through 2014. As discussed in Note 6, upon the completion of the Company’s IPO in February 2012, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at $20.00 per share. During the three months ended March 31, 2015, no warrants were exercised. As of March 31, 2015 and December 31, 2014, warrants to purchase 150,000 shares of common stock were outstanding with a weighted-average exercise price of $20.00. All other warrants were either expired or exercised.

8.	Equity Incentive Plans

Stock Options

During the three months ended March 31, 2015, the Company had the following option activities under its equity incentive plans:

		Outstanding Options
	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	AggregateIntrinsic Value
Balance at December 31, 2014	2,010,735	6,831,532	$8.29
Shares authorized	1,700,000
Granted	(1,551,900)	1,551,900	8.19
Exercised	—	(227,529)	1.45
Forfeited and expired	34,591	(34,591)	9.33

Balance at March 31, 2015	2,193,426	8,121,312	$8.46	7.29	$6,465,442

Stock-based Compensation

Total stock-based compensation expense was $2.4 million and $2.1 million during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, $17.9 million, $0.1 million, and $0.1 million of total unrecognized compensation expenses associated with outstanding stock options, unvested RSUs, and the ESPP, net of estimated forfeitures, were expected to be recognized over a weighted-average period of 2.90, 0.14, and 0.12 years, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission, or SEC, on March 13, 2015.

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015.

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

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. We currently have five drug candidates in clinical development. Our pipeline comprises the following programs:

CCR2 Program:

•	CCX140 — Targeting the chemokine receptor known as CCR2, CCX140 has successfully completed and reported positive data from a Phase II clinical trial in patients with diabetic nephropathy, a form of kidney disease. In December 2014, we announced positive top-line 52-week data from this clinical trial, indicating that the trial met its primary endpoint by demonstrating that treatment with 5mg of CCX140 given orally once daily added to a standard of care treatment resulted in a statistically significant reduction in urinary albumin to creatinine ratio, or UACR. We plan to conduct end-of-Phase II meetings with the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA;

•	CCX872 — Our second generation orally administered inhibitor targeting CCR2, CCX872 completed Phase I clinical development. We initiated a Phase Ib clinical trial in patients with pancreatic cancer at the end of 2014 and commenced dosing in the second quarter of 2015;

C5aR Program:

•	CCX168 — Targeting the chemoattractant receptor known as C5aR (which binds to the complement fragment C5a), CCX168 has successfully completed and reported positive clinical data from the first two steps of a three-step Phase II clinical trial in patients with anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis, or AAV. The third and final step of this trial is ongoing in Europe, the CLEAR trial, and a second Phase II clinical trial is ongoing in North America, the CLASSIC trial. C5aR is also believed to play a role in other renal disease settings such as Immunoglobulin A, or IgA, nephropathy, or IgAN, and atypical hemolytic uremic syndrome, or aHUS. We have initiated Phase IIa proof of concept clinical trials in IgAN and aHUS, and plan to commence dosing in the first half of 2015;

CCR9 Program:

•	Vercirnon (also known as Traficet-EN, or CCX282) — Targeting the chemokine receptor known as CCR9, vercirnon is our drug candidate for the treatment of patients with moderate-to-severe Crohn’s disease. Vercirnon is ready to advance to Phase III clinical development in the context of a partnership, if we are able to identify a development partner; and

•	CCX507 — Our second generation CCR9 inhibitor for the treatment of inflammatory bowel disease, or IBD, CCX507 has successfully completed Phase I clinical development, which demonstrated that CCX507 was safe and well-tolerated, and blocked CCR9 on circulating leukocytes. We also presented preclinical data with CCX507 in combination with an anti-a4ß7 antibody or anti-TNF showing combined treatment reduced the severity of colitis better than monotherapy with either drug alone.

We also have several additional drug candidates in earlier stage programs that we are advancing through preclinical development:

Earlier Stage Programs in Immuno-Oncology and Autoimmune Diseases:

•	Chemoattractant Receptor Targets — CCR1, CCR4, CCR5, CCR6, CXCR2, CXCR6, CXCR7 — We are exploring potential opportunities for some of these programs in immuno-oncology. Chemokine and chemoattractant receptors are believed to play a role in establishing a tumor microenvironment that suppresses a cytotoxic immune response. We have discovered small molecule inhibitors targeting these chemokine and chemoattractant receptors, which may be developed in certain oncology indications targeting both solid and liquid tumors. We believe that such immunotherapeutic agents could be administered as stand-alone therapies or result in a synergistic effect when given in combination with traditional chemotherapies or other immunotherapies, such as Programmed cell death protein 1, or PD-1/Programmed death ligand 1, or PD-L1 antibodies.

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

In April 2013, we completed a follow-on public offering of 5,750,000 shares of our common stock at $12.00 per share. We received net proceeds of $64.4 million, after deducting underwriting discounts, commissions and offering expenses. As of March 31, 2015, we had an accumulated deficit of $231.8 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the three months ended March 31, 2015, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015.

Results of Operations

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

	Three Months Ended March 31,
	2015	2014
Research and development expenses	$8,420	$8,149
Dollar increase	$271
Percentage increase	3%

The increase in research and development expenses from 2014 to 2015 for the three month period was primarily attributable to higher expenses associated with CCX168, our C5aR inhibitor, due to continuing patient enrollment in the third and final step of the CLEAR Phase II clinical trial in Europe for the treatment of AAV, enrollment in the CLASSIC Phase II clinical trial for the same in North America, and initiation of Phase IIa proof of concept clinical trials in patients with aHUS and IgAN in the first quarter of 2015. Further, the initiation of a Phase Ib clinical trial with CCX872, our second generation CCR2 inhibitor, in patients with pancreatic cancer at the end of 2014 also contributed to the increase in research development expenses for the period. These increases were partially offset by lower expenses associated with CCX140, our CCR2 inhibitor, due to the completion of our Phase II clinical trial in patients with diabetic nephropathy in the fourth quarter of 2014 and CCX507, our second generation CCR9 inhibitor, due to the completion of Phase I clinical development in the third quarter of 2014.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended March 31,
	2015	2014
Development candidate (Target)
CCX168 (C5aR)	$3,977	$2,812
CCX140 (CCR2)	408	1,488
CCX872 (CCR2 2G)	593	295
CCX507 (CCR9)	75	614
Other (CCR1, C5aR 2G, CCR2 3G, CCR9 3G, CCR4, CCR6, CXCR7, Others)	3,367	2,940

Total research and development	$8,420	$8,149

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

General and administrative expenses

Total general and administrative expenses for the three month period, as compared to the same period in the prior year were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
General and administrative expenses	$3,689	$3,523
Dollar increase	$166
Percentage increase	5%

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

The increases from 2014 to 2015 for the three month period was primarily due to an increase in employment related expenses, including stock based compensation expense for stock option grants and restricted stock unit awards, and professional service and travel expenses relating to our business development efforts. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a public company. These public company related increases will likely include investor and public relations expenses and legal and accounting related fees and expenses associated with preparing to meet the requirements pursuant to the Sarbanes-Oxley Act of 2002.

Other income, net

Other income, net primarily consists of interest income earned on our marketable securities and interest expense incurred on our equipment financing obligations. Total other income, net, for the three month period, as compared to the same period in the prior year was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest income	$103	$146
Interest expense	—	(11)

Total other income, net	$103	$135

Dollar decrease	(32)
Percentage decrease	(24%)

The decrease in total other income, net from 2014 to 2015 for the three month period was primarily due to a decrease in interest income earned on lower cash balances, which was partially offset by a decrease in interest expense as a result of repayment of our equipment financing debt in the fourth quarter of 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had approximately $104.8 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash provided by (used in)
Operating activities	$(9,683)	$(8,461)
Investing activities	18,713	8,687
Financing activities	331	1,144

Operating activities. Net cash used in operating activities was $9.7 million for the three months ended March 31, 2015, compared to net cash used of $8.5 million for the same period in 2014. This change was primarily due to a higher net loss in 2015 and changes in working capital items.

Investing activities. Net cash provided by investing activities for periods presented primarily relate to the purchase and maturity of investments used to fund the day-to-day needs of our business. Following our February 2012 IPO and the follow-on public offering in April 2013, we invested the majority of our net proceeds received in short-term and long-term investments. We financed property and equipment purchases through equipment financing facilities. Proceeds from collaboration agreements and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes.

Financing activities. Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2015, compared to net cash provided of $1.1 million for the same period in 2014. Net cash provided by financing activities for both periods presented were primarily derived from proceeds from the exercise of stock options.

We believe that our existing cash, cash equivalents and investments as of March 31, 2015 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2015 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2015, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: May 8, 2015	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2015	/s/ Susan M. Kanaya
Susan M. Kanaya
Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.