Form 10-Q
period 2015-06-30
ChemoCentryx, Inc.
filed 2015-08-07
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 3, 2015, was 44,073,659.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,570	$16,075
Short-term investments	58,877	57,282
Prepaid expenses and other current assets	912	972

Total current assets	71,359	74,329
Property and equipment, net	1,067	1,208
Long-term investments	23,724	41,263
Other assets	169	181

Total assets	$96,319	$116,981

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,028	$748
Accrued liabilities	4,213	7,442

Total current liabilities	5,241	8,190
Other non-current liabilities	173	185

Total liabilities	5,414	8,375
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2015 and December 31, 2014; 44,046,059 shares and 43,446,096 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	44	43
Additional paid-in capital	334,741	328,440
Note receivable	(16)	(16)
Accumulated other comprehensive income (loss)	11	(70)
Accumulated deficit	(243,875)	(219,791)

Total stockholders’ equity	90,905	108,606

Total liabilities and stockholders’ equity	$96,319	$116,981

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	8,602	9,002	17,022	17,151
General and administrative	3,576	3,382	7,265	6,905

Total operating expenses	12,178	12,384	24,287	24,056

Loss from operations	(12,178)	(12,384)	(24,287)	(24,056)
Other income (expense):
Interest income	100	129	203	275
Interest expense	—	(6)	—	(17)

Total other income, net	100	123	203	258

Net loss	$(12,078)	$(12,261)	$(24,084)	$(23,798)

Basic and diluted net loss per common share	$(0.28)	$(0.28)	$(0.55)	$(0.55)

Shares used to compute basic and diluted net loss per common share	43,842	43,274	43,672	43,191

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(12,078)	$(12,261)	$(24,084)	$(23,798)
Unrealized gain (loss) on available-for-sale securities	3	(36)	81	(18)

Comprehensive loss	$(12,075)	$(12,297)	$(24,003)	$(23,816)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(24,084)	$(23,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	259	285
Stock-based compensation	4,752	4,289
Noncash interest expense, net	625	1,442
Changes in assets and liabilities:
Accounts receivable due from related party	—	393
Prepaids and other current assets	72	(297)
Other assets	—	(22)
Accounts payable	280	(219)
Other liabilities	(3,241)	1,494

Net cash used in operating activities	(21,337)	(16,433)
Investing activities
Purchases of property and equipment, net	(118)	(127)
Purchases of investments	(18,351)	(62,641)
Sales of investments	4,051	—
Maturities of investments	29,700	80,627

Net cash provided by investing activities	15,282	17,859
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	1,550	1,648
Payments on equipment financing obligations	—	(225)

Net cash provided by financing activities	1,550	1,423

Net increase (decrease) in cash and cash equivalents	(4,505)	2,849
Cash and cash equivalents at beginning of period	16,075	10,258

Cash and cash equivalents at end of period	$11,570	$13,107

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$64

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

2.     Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

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

For the six months ended June 30, 2015 and 2014, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Six Months Ended June 30,
	2015	2014
Options to purchase common stock, including purchases from contributions to ESPP	7,954,304	7,065,850
Restricted stock units	58,975	135,135
Warrants to purchase common stock	150,000	150,000

	8,163,279	7,350,985

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). For the periods presented other comprehensive income (loss) consists of unrealized gains and losses on the Company’s available-for-sale securities. For the three and six months ended June 30, 2015, amounts reclassified from accumulated other income to net income for unrealized gains (losses) on available-for-sale securities were not significant, and were recorded as part of other income (expense), net in the Condensed Consolidated Statements of Operations. For the same periods ended June 30, 2014, there were no sales of investments, and therefore there were no reclassifications.

Recent Accounting Pronouncements

In May 2015, the Financial Accounting Standards Boards (FASB) issued a comprehensive new standard on revenue from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new standard by one year. The standard would become effective for the Company beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is currently evaluating the impact of our adoption of this standard on its Condensed Consolidated Financial Statements.

3.     Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$9,613	$—	$—	$9,613
U.S. treasury securities	17,071	20	—	17,091
Government-sponsored agencies	31,035	19	(1)	31,053
Corporate debt securities	34,484	1	(28)	34,457

Total available-for-sale securities	$92,203	$40	$(29)	$92,214

Classified as:
Cash equivalents				$9,613
Short-term investments				58,877
Long-term investments				23,724

Total available-for-sale securities				$92,214

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$15,922	$—	$—	$15,922
U.S. treasury securities	19,117	5	(2)	19,120
Government-sponsored agencies	29,772	4	(13)	29,763
Commercial paper	1,500	—	—	1,500
Corporate debt securities	48,226	4	(68)	48,162

Total available-for-sale securities	$114,537	$13	$(83)	$114,467

Classified as:
Cash equivalents				$15,922
Short-term investments				57,282
Long-term investments				41,263

Total available-for-sale securities				$114,467

Cash equivalents in the tables above exclude cash of $2.0 million and $0.2 million as of June 30, 2015 and December 31, 2014, respectively. All available-for-sale securities held as of June 30, 2015 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of June 30, 2015 have been in a continuous unrealized loss position for more than 12 months. As of June 30, 2015, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
Description	Level 1	Level 2	Level 3	Total
Money market fund	$9,613	$—	$—	$9,613
U.S. treasury securities	—	17,091	—	17,091
Government-sponsored agencies	—	31,053	—	31,053
Corporate debt securities	—	34,457	—	34,457

Total assets	$9,613	$82,601	$—	$92,214

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Money market fund	$15,922	$—	$—	$15,922
U.S. treasury securities	—	19,120	—	19,120
Government-sponsored agencies	—	29,763	—	29,763
Commercial paper	—	1,500	—	1,500
Corporate debt securities	—	48,162	—	48,162

Total assets	$15,922	$98,545	$—	$114,467

During the six months ended June 30, 2015, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

5.     Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Research and development related	$2,343	$4,982
Compensation related	1,301	1,956
Consulting and Professional Services	330	254
Other	239	250

	$4,213	$7,442

6.     Related-Party Transactions

Bio-Techne

In September 2011, the Company entered into a convertible note loan agreement with Bio-Techne Corporation, formerly Techne Corporation, (Bio-Techne), one of its principal stockholders, pursuant to which the Company issued a convertible note to Bio-Techne with a principal amount of $10.0 million and bearing interest at a rate of 5.0% per annum and a maturity date in September 2021. In February 2012, the Company completed its initial public offering (IPO), and as such, all outstanding principal and accrued and unpaid interest automatically converted into 1,021,490 shares of common stock at a conversion price equal to the IPO price of $10.00 per share. Upon the conversion of the note in connection with the IPO, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00 per share, or 200% of the IPO price of its common stock. In addition, pursuant to the terms of the convertible note loan agreement, concurrent with the IPO, Bio-Techne purchased $5.0 million of the Company’s common stock in a private placement at $10.00 per share. As of June 30, 2015 and December 31, 2014, the Company had an accounts payable balance due to Bio-Techne for the purchases of research materials of $0 and $1,150, respectively.

7.     Stockholders’ Equity

Initial Public Offering

In February 2012, the Company completed its IPO pursuant to which the Company issued 5,175,000 shares of common stock, including the exercise of the underwriters’ over-allotment option and received (a) net proceeds of $45.0 million, after underwriting discounts, commissions and offering expenses; and (b) gross proceeds of $12.0 million in concurrent private placements of 1,200,000 shares of common stock at the IPO price of $10.00 per share. In addition, in connection with the completion of the IPO, all outstanding convertible preferred stock converted into 24,332,186 shares of common stock. As discussed in Note 6, all outstanding principal and accrued and unpaid interest under the convertible note loan agreement with Bio-Techne also converted into common stock upon the completion of the IPO.

Follow-On Public Offering

In April 2013, the Company completed an underwritten public offering of 5,750,000 shares of its common stock at $12.00 per share. The Company received net proceeds of $64.4 million, after deducting underwriting discounts, commissions and offering expenses.

Warrants

In February 2012, in connection with the IPO, the Company’s outstanding warrants to purchase Series B convertible preferred stock converted into warrants to purchase 159,500 shares of common stock at $5.20 per share, with expiration dates from 2012 through 2014. As discussed in Note 6, upon the completion of the Company’s IPO in February 2012, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at $20.00 per share. During the three and six months ended June 30, 2015, no warrants were exercised. As of June 30, 2015 and December 31, 2014, warrants to purchase 150,000 shares of common stock were outstanding with a weighted-average exercise price of $20.00. All other warrants were either expired or exercised.

8.     Equity Incentive Plans

Stock Options

During the six months ended June 30, 2015, the Company had the following option activities under its equity incentive plans:

		Outstanding Options
	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2014	2,010,735	6,831,532	$8.29
Shares authorized	1,700,000
Granted	(1,676,275)	1,617,300	8.19
Exercised	—	(383,493)	3.19
Forfeited and expired	125,110	(125,110)	8.43

Balance at June 30, 2015	2,159,570	7,940,229	$8.51	7.16	$9,088,718

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs granted for the period.

Stock-based Compensation

Total stock-based compensation expense was $2.4 million and $4.8 million during the three and six months ended June 30, 2015, respectively, and $2.2 million and $4.3 million during the same period ended June 30, 2014. As of June 30, 2015, $16.1 million, $0.4 million, and $0.1 million of total unrecognized compensation expenses associated with outstanding stock options, unvested RSUs, and the ESPP, net of estimated forfeitures, were expected to be recognized over a weighted-average period of 2.74, 0.89, and 0.37 years, respectively.

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

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. Our pipeline comprises the following programs:

Orphan and Rare Diseases:

•	CCX168 — Targeting the chemoattractant receptor known as C5aR (which binds to the complement fragment C5a), CCX168 has successfully completed and reported positive clinical data from the first two steps of a three-step Phase II clinical trial in patients with anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis, or AAV. The third and final step of this trial, the CLEAR trial, has completed patient enrollment and top-line data are expected by the end of 2015. The second Phase II clinical trial for AAV is ongoing in North America, the CLASSIC trial, and patient enrollment has reached the halfway mark of target enrollment. C5aR is also believed to play a role in other renal disease settings such as Immunoglobulin A nephropathy, or IgAN, and atypical hemolytic uremic syndrome, or aHUS. We also have ongoing Phase II proof of concept clinical trials in patients with IgAN and aHUS.

Chronic Kidney Disease:

•	CCX140 — Targeting the chemokine receptor known as CCR2, CCX140 has successfully completed and reported positive data from a Phase II clinical trial in patients with diabetic nephropathy, a form of kidney disease. In December 2014, we announced positive top-line 52-week data from this clinical trial, indicating that the trial met its primary endpoint by demonstrating that treatment with 5mg of CCX140 given orally once daily added to a standard of care treatment resulted in a statistically significant reduction in urinary albumin to creatinine ratio, or UACR. We are preparing to conduct end-of-Phase II meetings with the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA.

Other Inflammatory and Autoimmune Diseases:

•	Vercirnon (also known as Traficet-EN, or CCX282) — Targeting the chemokine receptor known as CCR9, vercirnon is our drug candidate for the treatment of patients with moderate-to-severe Crohn’s disease. Vercirnon is ready to continue development in Phase III with a partner, should an alliance partner be identified for this program.

•	CCX507 — Our second generation CCR9 inhibitor for the treatment of inflammatory bowel disease, or IBD, CCX507 has successfully completed Phase I clinical development, which demonstrated that CCX507 was safe and well-tolerated, and blocked CCR9 on circulating leukocytes. We also presented preclinical data with CCX507 in combination with an anti-a4ß7 antibody or anti-TNF showing combined treatment reduced the severity of colitis better than monotherapy with either drug alone.

•	Th-17 cell-driven inflammation and CCR6— Th-17 driven cells have been implicated in a variety of autoimmune and inflammatory diseases such as psoriasis, rheumatoid arthritis and asthma. Th-17 cells express high levels of the chemokine receptor known as CCR6, which induces their migration to and activation within disease sites. We have a preclinical program in the inhibition of CCR6 which has produced several unique CCR6 inhibitor leads that are now being optimized through medicinal chemistry approaches, which we plan to advance to a clinical candidate.

Immuno-Oncology and Other Earlier Stage Programs:

•	CCX872: Pancreatic Cancer — Our second generation orally administered inhibitor targeting CCR2, CCX872 completed Phase I clinical development in healthy volunteers. We have an ongoing Phase Ib clinical trial in patients with pancreatic cancer and expect to report early results from the trial towards the end of this year.

•	Chemoattractant Receptor Targets — CCR1, CCR4, CCR5, CXCR2, CXCR6, CXCR7 — We are exploring potential opportunities for some of these programs in immuno-oncology. Chemokine and chemoattractant receptors are believed to play a role in establishing a tumor microenvironment that suppresses a cytotoxic immune response. We have discovered small molecule inhibitors targeting these chemokine and chemoattractant receptors, which may be developed in certain oncology indications targeting both solid and liquid tumors. We believe that such immunotherapeutic agents could be administered as stand-alone therapies or result in a synergistic effect when given in combination with traditional chemotherapies or other immunotherapies, such as Programmed cell death protein 1, or PD-1/Programmed death ligand 1, or PD-L1 antibodies.

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

In April 2013, we completed a follow-on public offering of 5,750,000 shares of our common stock at $12.00 per share. We received net proceeds of $64.4 million, after deducting underwriting discounts, commissions and offering expenses. As of June 30, 2015, we had an accumulated deficit of $243.9 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Recent Developments

Commencement of Patient Enrollment in a Phase IIa Proof of Concept Clinical Trial with CCX168 in aHUS

In the second quarter of 2015, we commenced patient enrollment in a Phase IIa proof of concept clinical trial with CCX168 in patients with aHUS. The open-label, Phase IIa clinical trial will evaluate whether in vivo CCX168 treatment dampens the ex vivo prothrombogenic properties of serum from 10 patients with aHUS on chronic dialysis therapy. The thrombogenic activity of serum from these patients will be tested in an ex vivo thrombus assay and safety and tolerability of CCX168 will be evaluated. We plan to report initial data from the trial by the end of 2015.

Commencement of Patient Enrollment in a Phase II Proof of Concept Clinical Trial with CCX168 in IgAN

In the second quarter of 2015, we commenced patient enrollment in a Phase II proof of concept clinical trial with CCX168, our C5aR inhibitor, in patients with IgAN. The open-label, multi-center Phase II clinical trial will evaluate the safety and efficacy of orally administered CCX168 in up to 20 patients with IgAN on background supportive therapy with a maximally tolerated dose of a renin-angiotensin-aldosterone system, or RAAS, blocker, such as an angiotensin converting enzyme, or ACE, inhibitor, or angiotensin receptor blocker, or ARB.

Commencement of Patient Enrollment in a Phase Ib Clinical Trial with CCX872 in Pancreatic Cancer

In the second quarter of 2015, we commenced patient enrollment in a Phase Ib clinical trial with CCX872, our second generation orally administered inhibitor targeting the chemokine receptor known as CCR2, in patients with non-resectable pancreatic cancer. The open-label, multi-center Phase Ib clinical trial will evaluate the safety and efficacy of orally administered CCX872 plus FOLFIRINOX (5-fluorouracil, leucovorin, irinotecan and oxaliplatin) in up to 54 patients with non-resectable pancreatic cancer. After an initial single-dose part, patients in the second part will be treated for at least 12 weeks and those patients who achieve stable disease or better, as measured by Response Evaluation Criteria in Solid Tumors, or RECIST 1.1, will be eligible to continue treatment unless disease progression occurs during such continued treatment. The primary efficacy measurement will be progression-free survival. We plan to report initial data from the trial by the end of 2015.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the six months ended June 30, 2015, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015.

Results of Operations

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We expense all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three and six months ended June 30, 2015, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015		2014	2015		2014
Research and development expenses	$8,602		$9,002	$17,022		$17,151
Dollar increase	$(400)			$(129)
Percentage increase	(4%	)		(1%	)

The decreases in research and development expenses from 2014 to 2015 for the three and six month periods were primarily attributable to lower expenses associated with CCX140, our CCR2 inhibitor, due to the completion of our Phase II clinical trial in patients with diabetic nephropathy in the fourth quarter of 2014 and CCX507, our second generation CCR9 inhibitor, due to the completion of Phase I clinical development in the third quarter of 2014. These decreases were partially offset by higher expenses associated with CCX168, our C5aR inhibitor, due to continuing patient enrollment in the third and final step of the CLEAR Phase II clinical trial in Europe for the treatment of AAV and the CLASSIC Phase II clinical trial for the same in North America, and the commencement of enrollment in our Phase IIa proof of concept clinical trials in patients with IgAN and aHUS. Also offsetting the decreases were costs associated with initiating a Phase Ib clinical trial with CCX872, our second generation CCR2 inhibitor, in patients with pancreatic cancer in the second quarter of 2015.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Development candidate (Target)
CCX168 (C5aR)	$3,985	$2,876	$7,962	$5,688
CCX140 (CCR2)	529	1,043	937	2,531
CCX872 (CCR2 2G)	779	284	1,372	579
CCX507 (CCR9)	—	1,278	75	1,892
Other (CCX282, CCR1, C5aR 2G, CCR2 3G, CCR9 3G, CCR4, CCR6, CXCR7, Others)	3,309	3,521	6,676	6,461

Total research and development	$8,602	$9,002	$17,022	$17,151

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

General and administrative expenses

Total general and administrative expenses for the three and six month periods, as compared to the same periods in the prior year were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
General and administrative expenses	$3,576	$3,382	$7,265	$6,905
Dollar increase	$194		$360
Percentage increase	6%		5%

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

The increases from 2014 to 2015 for the three and six month periods were primarily due to increases in stock based compensation expense for stock option grants, restricted stock unit awards and professional service expenses.

We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a public company. These public company related increases will likely include investor and public relations expenses and legal and accounting related fees and expenses associated with preparing to meet the requirements pursuant to the Sarbanes-Oxley Act of 2002.

Other income, net

Other income, net primarily consists of interest income earned on our marketable securities and interest expense incurred on our equipment financing obligations. Total other income, net, for the three and six month periods, as compared to the same periods in the prior year was as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015		2014	2015		2014
Interest income	$100		$129	$203		$275
Interest expense	—		(6)	—		(17)

Total other income, net	$100		$123	$203		$258

Dollar decrease	(23)			(55)
Percentage decrease	(19%	)		(21%	)

The decreases in total other income, net from 2014 to 2015 for the three and six month periods were primarily due to a decrease in interest income earned on lower cash balances, which was partially offset by a decrease in interest expense as a result of repayment of our equipment financing debt in the fourth quarter of 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had approximately $94.2 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Cash provided by (used in)
Operating activities	$(21,337)	$(16,433)
Investing activities	15,282	17,859
Financing activities	1,550	1,423

Operating activities. Net cash used in operating activities was $21.3 million for the six months ended June 30, 2015, compared to net cash used of $16.4 million for the same period in 2014. This change was primarily due to a higher net loss in 2015 and changes in working capital items.

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

Financing activities. Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2015, compared to net cash provided of $1.4 million for the same period in 2014. Net cash provided by financing activities for both periods presented were primarily derived from proceeds from the exercise of stock options and purchases from contributions to our 2012 Employee Stock Purchase Plan

We believe that our existing cash, cash equivalents and investments as of June 30, 2015 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Recent Accounting Pronouncements

In May 2015, the Financial Accounting Standards Boards (FASB) issued a comprehensive new standard on revenue from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new standard by one year. The standard would become effective for us beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the impact of our adoption of this standard on our Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2015 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2015, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHEMOCENTRYX, INC.

/s/ Thomas J. Schall, Ph.D.
Date: August 7, 2015	Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Susan M. Kanaya
Date: August 7, 2015	Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.