Form 10-Q
period 2015-09-30
ChemoCentryx, Inc.
filed 2015-11-09
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 4, 2015, was 44,131,962.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,572	$16,075
Short-term investments	58,816	57,282
Prepaid expenses and other current assets	781	972

Total current assets	74,169	74,329
Property and equipment, net	1,011	1,208
Long-term investments	11,850	41,263
Other assets	164	181

Total assets	$87,194	$116,981

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$615	$748
Accrued liabilities	4,919	7,442

Total current liabilities	5,534	8,190
Other non-current liabilities	163	185

Total liabilities	5,697	8,375

Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2015 and December 31, 2014; 44,089,765 shares and 43,446,096 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	44	43
Additional paid-in capital	336,947	328,440
Note receivable	(16)	(16)
Accumulated other comprehensive income (loss)	44	(70)
Accumulated deficit	(255,522)	(219,791)

Total stockholders’ equity	81,497	108,606

Total liabilities and stockholders’ equity	$87,194	$116,981

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	7,931	7,543	24,953	24,694
General and administrative	3,811	3,510	11,076	10,415

Total operating expenses	11,742	11,053	36,029	35,109

Loss from operations	(11,742)	(11,053)	(36,029)	(35,109)
Other income (expense):
Interest income	95	116	298	391
Interest expense	—	(4)	—	(21)

Total other income, net	95	112	298	370

Net loss	$(11,647)	$(10,941)	$(35,731)	$(34,739)

Basic and diluted net loss per common share	$(0.26)	$(0.25)	$(0.82)	$(0.80)

Shares used to compute basic and diluted net loss per common share	44,070	43,336	43,804	43,239

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(11,647)	$(10,941)	$(35,731)	$(34,739)
Unrealized gain (loss) on available-for-sale securities	33	(36)	114	(54)

Comprehensive loss	$(11,614)	$(10,977)	$(35,617)	$(34,793)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(35,731)	$(34,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	375	414
Stock-based compensation	6,865	6,344
Noncash interest expense, net	902	1,860
Changes in assets and liabilities:
Accounts receivable due from related party	—	393
Prepaids and other current assets	208	(171)
Other assets	—	(40)
Accounts payable	(133)	121
Other liabilities	(2,545)	1,438

Net cash used in operating activities	(30,059)	(24,380)

Investing activities
Purchases of property and equipment, net	(178)	(208)
Purchases of investments	(20,383)	(74,349)
Sales of investments	4,051	—
Maturities of investments	43,423	108,210

Net cash provided by investing activities	26,913	33,653

Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	1,643	1,648
Payments on equipment financing obligations	—	(283)

Net cash provided by financing activities	1,643	1,365

Net increase (decrease) in cash and cash equivalents	(1,503)	10,638
Cash and cash equivalents at beginning of period	16,075	10,258

Cash and cash equivalents at end of period	$14,572	$20,896

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$95

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

For the nine months ended September 30, 2015 and 2014, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Nine Months Ended September 30,
	2015	2014
Options to purchase common stock, including purchases from contributions to ESPP	7,947,677	7,234,291
Restricted stock units	67,481	135,135
Warrants to purchase common stock	150,000	150,000

	8,165,158	7,519,426

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). For the periods presented other comprehensive income (loss) consists of unrealized gains and losses on the Company’s available-for-sale securities. For the three and nine months ended September 30, 2015, amounts reclassified from accumulated other income to net income for unrealized gains (losses) on available-for-sale securities were not significant, and were recorded as part of other income (expense), net in the Condensed Consolidated Statements of Operations. For the same periods ended September 30, 2014, there were no sales of investments, and therefore there were no reclassifications.

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

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market fund	$13,155	$—	$—	$13,155
U.S. treasury securities	17,082	21	—	17,103
Government-sponsored agencies	30,968	24	—	30,992
Corporate debt securities	22,572	3	(4)	22,571

Total available-for-sale securities	$83,777	$48	$(4)	$83,821

Classified as:
Cash equivalents				$13,155
Short-term investments				58,816
Long-term investments				11,850

Total available-for-sale securities				$83,821

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market fund	$15,922	$—	$—	$15,922
U.S. treasury securities	19,117	5	(2)	19,120
Government-sponsored agencies	29,772	4	(13)	29,763
Commercial paper	1,500	—	—	1,500
Corporate debt securities	48,226	4	(68)	48,162

Total available-for-sale securities	$114,537	$13	$(83)	$114,467

Classified as:
Cash equivalents				$15,922
Short-term investments				57,282
Long-term investments				41,263

Total available-for-sale securities				$114,467

Cash equivalents in the tables above exclude cash of $1.4 million and $0.2 million as of September 30, 2015 and December 31, 2014, respectively. All available-for-sale securities held as of September 30, 2015 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of September 30, 2015 have been in a continuous unrealized loss position for more than 12 months. As of September 30, 2015, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
Description	Level 1	Level 2	Level 3	Total
Money market fund	$13,155	$—	$—	$13,155
U.S. treasury securities	—	17,103	—	17,103
Government-sponsored agencies	—	30,992	—	30,992
Corporate debt securities	—	22,571	—	22,571

Total assets	$13,155	$70,666	$—	$83,821

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Money market fund	$15,922	$—	$—	$15,922
U.S. treasury securities	—	19,120	—	19,120
Government-sponsored agencies	—	29,763	—	29,763
Commercial paper	—	1,500	—	1,500
Corporate debt securities	—	48,162	—	48,162

Total assets	$15,922	$98,545	$—	$114,467

During the nine months ended September 30, 2015, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Research and development related	$2,225	$4,982
Compensation related	1,728	1,956
Consulting and Professional Services	516	254
Other	450	250

	$4,919	$7,442

6.	Related-Party Transactions

Bio-Techne

Bio-Techne, formerly Techne Corporation, is one of the Company’s principal stockholders. In connection with the Company’s initial public offering (IPO) in February 2012, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00 per share, or 200% of the IPO price of its common stock, which were outstanding as of September 30, 2015. The Company had an accounts payable balance due to Bio-Techne for the purchases of research materials of $16,930 and $1,150 as of September 30, 2015 and December 31, 2014, respectively.

7.	Stockholders’ Equity

Warrants

As discussed in Note 6, upon the completion of the Company’s IPO in February 2012, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at $20.00 per share. During the three and nine months ended September 30, 2015, no warrants were exercised. As of September 30, 2015 and December 31, 2014, warrants to purchase 150,000 shares of common stock were outstanding with a weighted-average exercise price of $20.00. All other warrants were either expired or exercised.

8.	Equity Incentive Plans

Stock Options

During the nine months ended September 30, 2015, the Company had the following option activities under its equity incentive plans:

		Outstanding Options
	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2014	2,010,735	6,831,532	$8.29
Shares authorized	1,700,000
Granted (1)	(1,835,276)	1,756,000	8.18
Exercised	—	(427,199)	3.08
Forfeited and expired	262,132	(250,337)	8.70

Balance at September 30, 2015	2,137,591	7,909,996	$8.53	6.92	$891,257

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs granted for the period.

Stock-based Compensation

Total stock-based compensation expense was $2.1 million and $6.9 million during the three and nine months ended September 30, 2015, respectively, and $2.0 million and $6.3 million during the same period ended September 30, 2014. As of September 30, 2015, $14.3 million, $0.4 million, and $0.1 million of total unrecognized compensation expenses associated with outstanding stock options, unvested RSUs, and the ESPP, net of estimated forfeitures, were expected to be recognized over a weighted-average period of 2.55, 1.30, and 0.12 years, respectively.

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

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. Our pipeline comprises the following programs:

Orphan and Rare Diseases:

•	CCX168 is an orally-administered complement inhibitor targeting the C5a receptor (C5aR) and is being developed for orphan and rare diseases, including anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis, or AAV, atypical hemolytic uremic syndrome, or aHUS, and Immunoglobulin A-mediated nephropathy, or IgAN. CCX168 has successfully completed and reported positive clinical data from the first two steps of a three-step Phase II clinical trial in patients with AAV. Top-line data from this trial, known as the CLEAR trial, are anticipated in late December or early January 2016. The second Phase II clinical trial in patients with AAV, the CLASSIC trial, is ongoing in North America and we expect to report top-line data from this trial in the second quarter of 2016. Phase II pilot clinical trials with CCX168 in patients with aHUS and IgAN are ongoing.

Immuno-Oncology:

•	CCX872 is being evaluated in patients with non-resectable pancreatic cancer, and is our second inhibitor of the chemokine receptor known as CCR2. CCX872 completed Phase I clinical development in healthy volunteers. A Phase Ib clinical trial in patients with pancreatic cancer is ongoing. Having recently presented pharmacodynamics and pharmacokinetic data from the first step of the study, we expect to report early overall response data in the first half of 2016 and initial progression free survival data in the second half of 2016.

•	Chemoattractant Receptor Targets —CCR1, CCR4, CCR5, CXCR2, CXCR7 — We believe these chemokine and chemoattractant receptors play an important role in establishing a tumor microenvironment that suppresses a cytotoxic immune response. We have discovered small molecule inhibitors targeting these chemoattractant receptors, which may be developed in certain oncology indications targeting both solid and liquid tumors. We believe that such immunotherapeutic agents could be administered as stand-alone therapies or result in a synergistic effect when given in combination with traditional chemotherapies or other immunotherapies, such as programmed cell death protein 1, or PD-1/programmed death ligand 1, or PD-L1 antibodies.

Chronic Kidney Disease:

•	CCX140 is an inhibitor of the chemokine receptor known as CCR2 (distinct from CCX872 above) and is being developed as an orally administered therapy for the treatment of diabetic nephropathy, a form of chronic kidney disease. We have successfully completed and reported positive data from a Phase II clinical trial in patients with diabetic nephropathy. The trial met its primary endpoint by demonstrating that treatment with 5mg of CCX140 given orally once daily added to a standard of care treatment resulted in a statistically significant reduction in urinary albumin to creatinine ratio, or UACR, beyond that achieved with standard of care alone. We are preparing to conduct an end-of-Phase II meeting with the U.S. Food and Drug Administration, or FDA.

Other Inflammatory and Autoimmune Diseases:

•	Th-17 cell-driven inflammation and CCR6— Th-17 driven cells have been implicated in a variety of autoimmune and inflammatory diseases such as psoriasis, rheumatoid arthritis and asthma. Th-17 cells express high levels of the chemokine receptor known as CCR6, which induces their migration to and activation within disease sites. We have a preclinical program in the inhibition of CCR6 which has produced several unique CCR6 inhibitor leads that are now being optimized through medicinal chemistry approaches, which we plan to advance to a clinical candidate.

•	Vercirnon (also known as Traficet-EN, or CCX282) is an inhibitor of the chemokine receptor known as CCR9, and being developed as an orally administered therapy for the treatment of patients with moderate-to-severe Crohn’s disease. Vercirnon is ready to continue development in Phase III with a partner, should an alliance partner be identified for this program.

•	CCX507 is our second generation CCR9 inhibitor for the treatment of inflammatory bowel disease, or IBD. CCX507 has successfully completed Phase I clinical development, which demonstrated that CCX507 was safe and well-tolerated, and blocked CCR9 on circulating leukocytes. We also presented preclinical data with CCX507 in combination with an anti-a4ß7 antibody or anti-TNF showing combined treatment reduced the severity of colitis better than monotherapy with either drug alone.

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

In April 2013, we completed a follow-on public offering of 5,750,000 shares of our common stock at $12.00 per share. We received net proceeds of $64.4 million, after deducting underwriting discounts, commissions and offering expenses. As of September 30, 2015, we had an accumulated deficit of $255.5 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2015, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015.

Results of Operations

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We expense all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three and nine months ended September 30, 2015, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development expenses	$7,931	$7,543	$24,953	$24,694
Dollar increase	$388		$259
Percentage increase	5%		1%

The increase in research and development expense from 2014 to 2015 for the three month period was primarily attributable to higher expenses associated with preparing for an end-of-Phase II meeting for CCX140, our CCR2 inhibitor, with the FDA, and our ongoing pancreatic cancer clinical trial with CCX872, our second generation CCR2 inhibitor. Further, higher costs associated with CCX168, our C5aR inhibitor, due to ongoing Phase II clinical trials for the treatment of AAV in Europe, the CLEAR trial, and in North America, the CLASSIC trial, and our Phase II pilot clinical trials in patients with aHUS and IgAN also contributed to the increase. These increases were partially offset by lower expenses associated with CCX507, our second generation CCR9 inhibitor, due to the completion of Phase I clinical development in the third quarter of 2014.

The increase in research and development expense from 2014 to 2015 for the nine month period was primarily attributable to higher expenses associated with CCX168 due to ongoing CLEAR and CLASSIC trials for the treatment of AAV, and our Phase II pilot clinical trials in patients with aHUS and IgAN. Further, costs associated with our ongoing pancreatic cancer clinical trial with CCX872 also contributed to the increase. These increases were partially offset by lower expenses associated with CCX507 due to the completion of Phase I clinical development in the third quarter of 2014 and CCX140 due to the completion of our Phase II clinical trial in patients with diabetic nephropathy in the fourth quarter of 2014.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Development candidate (Target)
CCX168 (C5aR)	$3,285	$3,110	$11,247	$8,798
CCX140 (CCR2)	648	328	1,585	2,859
CCX872 (CCR2 2G)	592	341	1,964	920
CCX507 (CCR9)	12	524	87	2,416
Other (CCX282, CCR1, C5aR 2G, CCR2 3G, CCR9 3G, CCR4, CCR6, CXCR7, Others)	3,394	3,240	10,070	9,701

Total research and development	$7,931	$7,543	$24,953	$24,694

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

General and administrative expenses

Total general and administrative expenses for the three and nine month periods, as compared to the same periods in the prior year were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General and administrative expenses	$3,811	$3,510	$11,076	$10,415
Dollar increase	$301		$661
Percentage increase	9%		6%

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

The increase from 2014 to 2015 for the three month period was primarily due to increases in intellectual property related expenses, travel expenses and professional service fees. These increases were partially offset by lower employment related expenses and legal fees.

The increase from 2014 to 2015 for the nine month period was primarily due to increases in stock based compensation expense for stock option grants and restricted stock unit awards, intellectual property related expenses, and professional fees. Further, travel expenses and professional fees relating to our business development efforts also contributed to the increase.

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

Other income, net

Other income, net primarily consists of interest income earned on our marketable securities and interest expense incurred on our equipment financing obligations. Total other income, net, for the three and nine month periods, as compared to the same periods in the prior year was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income	$95	$116	$298	$391
Interest expense	—	(4)	—	(21)

Total other income, net	$95	$112	$298	$370

Dollar decrease	(17)		(72)
Percentage decrease	(15%)		(19%)

The decreases in total other income, net from 2014 to 2015 for the three and nine month periods were primarily due to a decrease in interest income earned on lower cash balances, which was partially offset by a decrease in interest expense as a result of repayment of our equipment financing debt in the fourth quarter of 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had approximately $85.2 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Cash provided by (used in)
Operating activities	$(30,059)	$(24,380)
Investing activities	26,913	33,653
Financing activities	1,643	1,365

Operating activities. Net cash used in operating activities was $30.1 million for the nine months ended September 30, 2015, compared to net cash used of $24.4 million for the same period in 2014. This change was primarily due to a higher net loss in 2015 and changes in working capital items.

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

Financing activities. Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2015, compared to net cash provided of $1.4 million for the same period in 2014. Net cash provided by financing activities for both periods presented were primarily derived from proceeds from the exercise of stock options and purchases from contributions to our 2012 Employee Stock Purchase Plan

We believe that our existing cash, cash equivalents and investments as of September 30, 2015 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Our market risks at September 30, 2015 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2015, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 9, 2015
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Susan M. Kanaya
Date: November 9, 2015
Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.