Form 10-K
period 2015-12-31
ChemoCentryx, Inc.
filed 2016-03-14
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $118.8 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market of $8.23 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 4, 2016 was 44,290,506.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2015.

CHEMOCENTRYX, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2015

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

Item 1. Business

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat orphan and rare diseases, autoimmune diseases, inflammatory disorders and cancer. Our approach has been to target the chemoattractant system, a network of molecules including chemokine ligands and their associated receptors, as well as related chemoattractant receptors.

Chemokine ligands and their associated receptors, as well as related chemoattractant receptors are known to cause inflammation. Chemokine ligands concentrate at the site of an inflammatory event, serving as signals that attract and guide inflammatory cells to the tissue, where, based on the chemokine ligand and receptor combination, a specific inflammatory response is initiated.

Expression of chemokines and their receptors play a dual role in the ability of cells to give rise to either benign or malignant progressively growing tumors. On the one hand, chemokines secreted by either the cancer-initiating cells or the normal cells surrounding them can help limit tumor development by increasing leukocyte migration toward the site, and inducing long-term anti-tumor immunity. On the other hand, they may facilitate survival, proliferation, and metastatic potential of tumor cells. The initially secreted chemokines at the tumor site play a key role defining the composition of the connective tissue and recruiting tumor infiltrating white blood cells bearing specific chemokine receptors.

Tumor cells are able to hijack the chemokine receptor/chemokine system for their own benefit. They “convert” infiltrating leukocytes into immuno-tolerant allies, since they are able to (1) attract suppressor T-cells and neutrophils, (2) hijack immature dendritic cells, avoiding their migration toward the lymph nodes and therefore antigen presentation, favoring a tolerogenic profile, and (3) participate in the recruitment and induction of myeloid-derived suppressor cells.

In certain diseases, discrete chemokine receptors that play a specific role in the pathology of interest have been identified, and the therapeutic goal is to specifically inhibit that receptor to provide clinical benefit. Accordingly, each of our drug candidates is a small molecule designed to target a specific chemokine or chemoattractant receptor, thereby blocking the negative inflammatory or suppressive response driven by that particular receptor, while leaving the rest of the immune system intact. Using our pioneering insights and proprietary technologies designed to better understand the chemoattractant system, we believe that we have established the broadest pipeline of novel drug candidates targeting chemoattractant receptors. Our compounds are designed to be highly potent, selective to minimize the risk of off-target effects and generally orally-available for improved patient compliance. As small molecules, they are also easier and less costly to manufacture than protein therapeutics, or biologics.

Our pipeline comprises the following programs:

Orphan and Rare Diseases:

•

CCX168 is an orally-administered complement inhibitor targeting the C5a receptor (C5aR) and is being developed for orphan and rare diseases, including anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis, or AAV, atypical hemolytic uremic syndrome, or aHUS, and immunoglobulin A-mediated nephropathy, or IgAN. CCX168 has successfully completed and reported positive clinical data from the first Phase II clinical trial in patients with AAV, known as the CLEAR trial. This study met its primary endpoint whereby treatment with CCX168 demonstrated numerical superiority and statistical non-inferiority in Birmingham Vasculitis Activity Score, or BVAS, response relative to standard of care. The second Phase II clinical trial in patients with AAV, the CLASSIC trial, is ongoing in North America and we expect to report top-line data from this trial in mid 2016. Following CLASSIC data in mid 2016, we plan to conduct end-of-Phase II meetings with regulatory agencies and initiate the Phase III development program in patients with AAV by the end of 2016. Phase II pilot clinical trials with CCX168 in patients with aHUS and IgAN are ongoing.

Immuno-Oncology:

•

CCX872 is being evaluated in patients with non-resectable pancreatic cancer, and is our second inhibitor of the chemokine receptor known as CCR2. CCX872 completed Phase I clinical development in healthy volunteers. A Phase Ib clinical trial in patients with advanced pancreatic cancer is ongoing. Having recently presented pharmacodynamic and pharmacokinetic, or PK, data from the first step of the study, we expect to report early objective response rate, or ORR, data in the first half of 2016 and initial progression free survival, or PFS, data in the second half of 2016.

•

Chemoattractant Receptor Targets — CCR1, CCR4, CCR5, CXCR2, CXCR7 — We believe these chemokine and chemoattractant receptors play an important role in establishing a tumor microenvironment that suppresses a cytotoxic immune response. We have discovered small molecule inhibitors targeting these chemoattractant receptors, which may be developed in certain oncology indications targeting both solid and liquid tumors. We believe that such immunotherapeutic agents could be administered as stand-alone therapies or result in a synergistic effect when given in combination with traditional chemotherapies or other immunotherapies, such as programmed cell death protein 1, or PD-1/programmed death ligand 1, or PD-L1 antibodies.

Chronic Kidney Disease:

•

CCX140 is an inhibitor of the chemokine receptor known as CCR2 (distinct from CCX872 above) and is being developed as an orally administered therapy for the treatment of diabetic nephropathy, or DN, a form of chronic kidney disease. We have successfully completed and reported positive data from a Phase II clinical trial in patients with DN. The trial met its primary endpoint by demonstrating that treatment with 5mg of CCX140 given orally once daily added to a standard of care angiotensin converting enzyme, or ACE, inhibitor or angiotensin II receptor blocker, or ARB treatment resulted in a statistically significant improvement in urinary albumin to creatinine ratio, or UACR, beyond that achieved with standard of care alone. We are preparing to conduct an end-of-Phase II meeting with the U.S. Food and Drug Administration, or FDA.

Other Inflammatory and Autoimmune Diseases:

•

Th-17 cell-driven inflammation and CCR6 — Th-17 driven cells have been implicated in a variety of autoimmune and inflammatory diseases such as psoriasis, rheumatoid arthritis, and asthma. Th-17 cells express high levels of the chemokine receptor known as CCR6, which induces their migration to and activation within disease sites. We have a preclinical program in the inhibition of CCR6 which has produced several unique CCR6 inhibitor leads that are now being optimized through medicinal chemistry approaches, which we plan to advance to a clinical candidate.

•

Vercirnon (also known as Traficet-EN, or CCX282) is an inhibitor of the chemokine receptor known as CCR9, and being developed as an orally administered therapy for the treatment of patients with moderate-to-severe Crohn’s disease. Vercirnon is ready to continue development in Phase III with a partner, should an alliance partner be identified for this program.

•

CCX507 is our second generation CCR9 inhibitor for the treatment of inflammatory bowel disease, or IBD. CCX507 has successfully completed Phase I clinical development, which demonstrated that CCX507 was safe and well-tolerated, and blocked CCR9 on circulating leukocytes. We also presented preclinical data with CCX507 in combination with an anti-a4ß7 or anti-TNF antibody showing combined treatment reduced the severity of colitis better than monotherapy with either drug alone.

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

Our Broad and Deep Wholly Owned Pipeline

*	Also known as CCX282 or Traficet-EN.

Orphan and Rare Diseases

In our orphan and rare disease program, our lead drug candidate is CCX168. CCX168 is a small molecule that targets the chemoattractant receptor known as C5aR, and is being developed for inflammatory and autoimmune diseases. CCX168 blocks the activity of complement C5a, a component of the complement system and the natural ligand for C5aR. The complement system is a group of proteins that work together to destroy foreign invaders (such as bacteria and viruses), trigger inflammation, and remove debris from cells and tissues. The complement system must be carefully regulated so it targets only unwanted materials and does not attack the body’s healthy cells.

In the United States, under the Orphan Drug Act, the FDA has granted orphan drug designation for CCX168 for the treatment of AAV, including granulomatosis with polyangiitis or Wegener’s granulomatosis, microscopic polyangiitis, and Churg-Strauss syndrome. The European Commission granted orphan drug designation for CCX168 for the treatment of granulomatosis with polyangiitis or Wegener’s granulomatosis and microscopic polyangiitis.

Our most advanced clinical program in orphan and rare diseases is in patients with AAV. We also have pilot clinical trials that are ongoing in patients with aHUS and IgAN.

AAV, aHUS, and IgAN are all rare autoimmune diseases that are characterized by inflammation that often affects the kidneys.

ANCA-Associated Vasculitis (AAV)

AAV is a rare, severe, and often fatal autoimmune disease that is caused by autoantibodies called anti-neutrophil cytoplasmic antibodies and is characterized by inflammation that can affect many different organ systems, and commonly involves the kidneys.

AAV affects approximately 40,000 people in the United States, with approximately 4,000 new cases each year, and more than 75,000 people in Europe, with at least 7,500 new cases each year.

Limitations of Current Therapies

AAV is currently treated with courses of immuno-suppressants (cyclophosphamide, or CYC, or rituximab, or RTX) combined with high dose glucocorticoid (steroid) administration. Following initial treatment, up to 30% of patients relapse within six to 18 months, and approximately 50% of all patients will relapse within three to five years.

The current standard of care for AAV is associated with significant safety issues. First year mortality is approximately 11% to 18%. The single greatest cause of premature mortality is not disease related adverse events, but rather infection that is thought largely to be a consequence of steroid administration. The multiple adverse effects of courses of steroid treatment (both initial courses and those that are repeated as a consequence of relapse) are major causes of both short-term and long-term disease and death. Such therapy-related adverse events contribute significantly to patient care costs, as well as to the diminution of quality of life for patients.

Role of C5a and C5aR in AAV

Complement C5a, acting through its receptor C5aR, is thought to play a pro-inflammatory role in AAV. Autoantibodies lead to the activation and increased adhesiveness of neutrophils to the walls of small blood vessels in different tissues and organs of the body. These accumulating adhering neutrophils initiate an inflammatory cascade in the small blood vessels by secreting pro-inflammatory cytokines and chemoattractants. Activation of the complement pathway occurs with production of C5a, one of the most potent pro-inflammatory mediators of the complement system. C5a, through binding to its receptor C5aR, induces expression of adhesion molecules and chemotactic migration of neutrophils, eosinophils, basophils, and monocytes.

A Novel C5a Receptor Inhibitor CCX168

CCX168 is a potent and highly specific inhibitor of the human C5a receptor. CCX168 is orally bioavailable and has demonstrated an excellent preclinical safety profile, consistent with its intended chronic use in patients. CCX168 does not affect formation of the C5b-9 terminal complement complex (or membrane attack complex), unlike the anti-C5-antibody, eculizumab. Therefore, CCX168 is believed not to increase the susceptibility to infections such as Neisseria meningitides.

The efficacy of CCX168 was demonstrated in a mouse model of the renal manifestations of AAV, which closely mimics many of the histological features of the human disease. In these studies, oral doses of CCX168 completely blocked the glomerulonephritis induced by intravenous injection of anti-myeloperoxidase antibodies

(one of the anti-neutrophil cytoplasmic antibodies that are implicated in AAV in humans). Levels of CCX168 in the blood of these mice were comparable to levels in the blood of patients participating in our Phase II CLEAR clinical trial with CCX168 in patients with AAV.

Clinical Development

CCX168 Phase I Clinical Trials

We have completed two Phase I clinical trials with CCX168 in a total of 54 healthy subjects. The first was a randomized, double-blind, placebo-controlled, two-period clinical trial in which subjects received either CCX168 or placebo, as a single dose in the first period and as multiple once-daily or twice-daily oral doses in the second period. Single oral doses of 1mg, 3mg, 10mg, 30mg, and 100mg of CCX168 were studied. In the second period, CCX168 doses of 1mg, 3mg, and 10mg once-daily for seven days, and 30mg and 50mg twice-daily for seven days, were studied. CCX168 was well-tolerated by clinical trial subjects in this clinical trial and no serious adverse events, or SAEs, or withdrawals due to adverse events have been observed. The most commonly reported adverse events in subjects receiving CCX168 in the multi-dose period were headache, diarrhea, dizziness, lower abdominal pain, nausea, and sore throat. These adverse events typically were mild and dosing was not stopped as a result. In the second Phase I clinical trial in six healthy male subjects, the way CCX168 was metabolized in the body was studied after a single oral dose of 100mg CCX168. CCX168 was well-tolerated in this study.

CCX168 Phase II Clinical Trial

We have completed the first Phase II clinical trial in 63 evaluable patients with AAV in Europe, known as the CLEAR trial. CLEAR was a randomized, double-blind, placebo-controlled clinical trial in patients with AAV. The aim of this trial was to provide effective therapy for AAV with an inhibitor of the C5a receptor while reducing toxicity associated with standard of care therapy by eliminating or reducing exposure to high dose systemic steroid use. The primary safety objective of this clinical trial was to evaluate the safety and tolerability of CCX168 in patients with AAV on background CYC or RTX treatment. The primary efficacy objective was to evaluate the efficacy of CCX168 based on the BVAS. BVAS measures AAV disease activity across all organ systems and is the most widely used and clinically validated outcome measure in AAV clinical trials. The higher the BVAS score, the higher the level of disease activity. The greater the reduction in BVAS score with treatment, the greater the disease improvement. The secondary objectives of this clinical trial included assessment of the feasibility of reducing or eliminating the use of steroids in the treatment of patients with AAV without the need for rescue steroid measures; evaluation of the PK profile of CCX168 in patients with AAV; and assessment of changes in renal function based on estimated glomerular filtration rate, or eGFR, hematuria, and proteinuria with CCX168 compared to standard of care treatment.

The CLEAR trial met its primary endpoint based on the BVAS response at week 12 in patients receiving CCX168, compared to those patients receiving the high dose steroid-containing standard of care. Specifically, all treatment groups receiving CCX168 demonstrated a statistically significant (P=0.002) non-inferior clinical efficacy outcome when compared to standard of care. The study contained two CCX168 treated groups: one group which received CCX168 with a low dose of steroids (one third the steroid in the standard of care group), in which the BVAS response was 86% at week 12 versus 70% for standard of care; P=0.002 for non-inferiority. A separate group received CCX168 without steroids; in this group the response was 81% (P=0.01 for non-inferiority). Following adjudication of BVAS data from the follow-up period, the previously reported BVAS response of 75% for the standard of care group was found to be 70% and the resulting P-values were revised accordingly. The BVAS response data for the CCX168 groups remain unchanged. The revised P-values are presented above. Standard of care treatment included a placebo to CCX168, and all treatment groups received a standard background immunosuppressant (CYC or RTX) as well. The primary endpoint of BVAS response was prospectively defined as the proportion of patients with a decrease from baseline of at least 50% in BVAS plus no worsening in any body system.

Other beneficial changes were noted, including in pre-specified secondary endpoints:

1)	CCX168 exhibited a more rapid onset of improvement than standard of care treatment, as evidenced by beneficial changes in proteinuria (measured as UACR); also rapid beneficial reductions from baseline in BVAS, as well as reductions in the levels of MCP-1 (a marker of kidney inflammation) found in the urine;

2)	improvements in eGFR and hematuria were seen in all three treatment groups, indicating these disease activities did not require high dose chronic steroid administration to be controlled; and

3)	improvements in “Quality of Life” (as defined by the visual analogue scale of the EuroQOL-5D-5L) and measurements based on the Short Form-36 were seen in CCX168 treatment groups, but not in the standard of care group.

Taken together, these results suggest that CCX168, a target-specific complement inhibitor, may be able to replace chronic steroids in the treatment of AAV with at least equal efficacy. CCX168 also appeared safe and well-tolerated in the trial. There were no observations that would prevent further clinical development of CCX168. We also recently completed the long-term toxicology program with CCX168. The results provide support for chronic dosing of CCX168 in future clinical trials.

A second Phase II clinical trial, the CLASSIC trial, is ongoing in North America. CLASSIC is a randomized, double-blind, placebo controlled Phase II clinical trial in patients with either newly diagnosed or relapsing AAV who require either CYC or RTX treatment. Eligible patients are randomized in a 1: 1:1 ratio to receive either placebo plus CYC or RTX plus full dose starting steroids; 10mg CCX168 twice daily plus CYC or RTX plus full dose starting steroids; or 30mg CCX168 twice daily plus CYC or RTX plus full dose starting steroids. The treatment period is 12 weeks, with a 12-week follow-up period. The aim of the CLASSIC trial is different from the CLEAR trial. The CLASSIC trial is mainly a regulatory and safety trial. As such, the main goal of CLASSIC is to evaluate the safety of CCX168 when given with high dose steroid-containing standard of care treatment, which also includes CYC or RTX. Therefore, the primary safety objective of this clinical trial is to evaluate the safety and tolerability of CCX168 in patients with AAV on background CYC or RTX treatment. The primary efficacy objective is to evaluate the efficacy of CCX168 based on BVAS. A total of 42 patients have been enrolled in this trial.

Atypical Hemolytic Uremic Syndrome (aHUS)

aHUS is a genetic, chronic, rare disease that is caused by the formation of blood clots within small blood vessels, or thrombosis, throughout the body. aHUS affects both adults and children and can progressively damage vital organs, including the kidneys, but also other organs such as the brain, heart, lungs, gastrointestinal tract, and pancreas. These clots can cause serious medical problems if they restrict or block blood flow.

As a result of clot formation in small blood vessels, people with aHUS experience kidney damage and acute kidney failure that lead to end-stage renal disease, or ESRD, in about half of all cases. These life-threatening complications prevent the kidneys from filtering plasma and eliminating waste products from the body effectively.

Limitations of Current Therapies

Current aHUS treatment has limited efficacy or is very expensive, and as a result, is not a practical option for many patients with aHUS.

Plasma exchange or infusion has decreased mortality from 50% to 25% in patients with aHUS. In patients with complement factor H, or CFH, mutations, plasma exchange or infusion resulted in partial or complete remission in approximately 60% of patients. Plasma exchange with immunosuppressive therapy such as steroids and azathioprine or mycophenolate mofetil and RTX resulted in long-term dialysis-free survival in 60% to 70%

of patients. Patients may become non-responsive to plasma exchange or infusion. It is also debatable whether renal transplantation is appropriate for patients with aHUS with ESRD as the disease recurs in approximately 50% of patients after transplantation, and graft failure occurs in 80% to 90% with recurrent disease.

Eculizumab (Soliris) has been approved by the FDA for treatment of patients with aHUS to inhibit complement-mediated thrombotic microangiopathy. Eculizumab treatment improves the disease based on platelet count, lactate dehydrogenase, hemoglobin, and serum creatinine levels, and need for plasma exchange, infusion, or dialysis. Eculizumab is an anti-C5 antibody, designed to block the conversion of C5 to C5a and C5b. Eculizumab needs to be administered by frequent intravenous infusion, is associated with an increased risk of Neisseria infections, and can cost approximately $500,000 per year in the United States.

Role of C5a and C5aR in aHUS

aHUS often results from a combination of environmental and genetic factors. The genes associated with aHUS provide instructions for making proteins involved in regulating the complement system. In aHUS, the regulatory proteins that prevent uncontrolled activation of the complement system are defective due to gene mutations. The resulting uncontrolled activation of the complement system, including uncontrolled production of the anaphylatoxin C5a, results in damage to the vasculature and organs such as the kidneys.

The fact that C5a and its receptor C5aR play a role in the pathogenesis of aHUS is supported by studies in mice. Mice deficient in CFH develop proliferative glomerulonephritis, which is improved in mice where both the CFH and C5aR genes are deleted. Mice lacking C5aR were significantly protected from functional renal disease as assessed by blood urea nitrogen levels. This is relevant as loss-of-function CFH mutations are relatively common in humans with aHUS. In addition, C5a can prime neutrophils and enhance neutrophil activation. C5a, acting on C5aR, is a potent neutrophil chemoattractant and agonist, which triggers neutrophil aggregation. Further, C5a activates endothelial cells, promoting retraction and increased permeability.

CCX168, as a potent and specific inhibitor of C5aR, may therefore be effective in the treatment of patients with aHUS. Compared to intravenously administered eculizumab, CCX168 is a convenient, orally administered treatment. CCX168 blocks the effect of C5a without compromising the formation of the C5b-9 terminal complement complex (or membrane attack complex), which is important in fighting Neisseria infections. Since CCX168 is a small molecule, manufacturing cost is anticipated to be lower than the protein-based drugs such as eculizumab. As a small molecule, CCX168 has a shorter plasma half-life (terminal half-life is approximately 70 hours) than eculizumab (272 hours, according to eculizumab prescribing information). Therefore, in the event of an undesirable adverse event requiring discontinuation of treatment, plasma clearance would be faster with CCX168.

Clinical Development

In collaboration with external scientists, we have demonstrated that CCX168, when added to the serum of patients with aHUS, reduces the size of thrombus (blood clot) formation on vascular endothelial cells that has been stimulated by the aHUS serum. The positive effect of CCX168 was concentration dependent, and the magnitude of the effect was similar to that observed with eculizumab or soluble complement receptor 1.

Based on these encouraging in vitro findings, we have commenced a Phase II pilot clinical trial with CCX168 in up to ten patients with aHUS who are on dialysis. The primary efficacy objective of the trial is to evaluate whether treatment with CCX168 may reduce thrombosis formation in chronic dialysis patients with aHUS. We, through our external collaborator, plan to report early results from this proof-of-concept trial in 2016.

Immunoglobulin A Nephropathy (IgAN)

IgAN is a form of glomerulonephritis, or inflammation of the filtration units of the kidneys called glomeruli. The damage caused by IgAN results from abnormal deposits of immunoglobulin A, or IgA, complexes in the glomeruli. This immune complex deposition is associated with complement activation.

One of the kidney’s most important jobs is to filter toxic waste products, such as creatinine, from the blood, and the glomeruli play a key role in this process. As more glomeruli are damaged by the IgA immune complexes, protein is spilled into the urine, and the kidney progressively loses its ability to clear waste products from the body. In some patients with IgAN, this loss of kidney function progresses to chronic kidney failure, which requires dialysis treatment or a kidney transplant.

Limitations of Current Therapies

Renin-angiotensin-aldosterone system, or RAAS, blockers such as ACE inhibitors and ARBs are recommended when proteinuria is higher than 0.5g per day. Doses are titrated up to achieve blood pressure below 130/80 mmHg in patients with proteinuria less than 1g per day and below 125/75 mmHg if proteinuria is higher than 1g per day. Steroids are used in patients with persistent proteinuria higher than 1g per day despite optimal RAAS blockade. Immunosuppressive treatment with CYC or azathioprine is not recommended unless there is crescentic IgAN with deteriorating kidney function. Fish oil is also used. RAAS blockers have limited efficacy. Steroids are associated with an increased risk of infection and other adverse effects including osteoporosis, cataracts, peptic ulcer disease, new onset hypertension and diabetes, and mental disturbances. Immunosuppressive treatment such as with CYC is associated with an increased risk of infertility, cystitis, and cancer. Therefore, there exists an unmet medical need for safe and effective therapies for patients with IgAN.

Role of C5a and C5aR in IgAN

IgAN is an autoimmune disease in which auto-antibodies are inappropriately made against IgA. The immunoglobulin immune complexes are deposited in the glomeruli of the kidney, and may lead to activation of the complement system and production of C5a. The end result is kidney inflammation which leads to inappropriate spilling of protein in the urine, and impairment of the ability of the kidney to filter the blood of waste products such as creatinine. Consequently, this can ultimately lead to kidney failure and dialysis.

As a potent and specific inhibitor of C5aR, CCX168 may be effective in treating patients with IgAN. Because of its unique mechanism of action, CCX168 has the potential to be synergistic to RAAS blockade, and could also potentially reduce the dosing requirements for steroids as well as immunosuppressive drugs.

Clinical Development

We have an ongoing Phase II pilot study with CCX168 in up to 20 patients with IgAN who have residual proteinuria (protein in the urine) despite being on a stable maximum tolerated dose of a RAAS inhibitor for at least eight weeks. The objective of the trial is to evaluate whether treatment with CCX168 may be synergistic to RAAS blockade, and potentially improve proteinuria in patients with IgAN.

CCX168 Commercialization Strategy

We plan to develop CCX168 independently or in the context of a co-development partnership and retain meaningful commercial rights to CCX168 in certain orphan indications such as AAV, aHUS, and IgAN. CCX168 is one of the two compounds in our renal disease portfolio and an integral part of our forward integration plan.

Immuno-Oncology

In oncologic disease, tumors can profoundly subvert inflammatory and effector immune responses. In the tumor cellular microenvironment, CCR2 bearing cells are thought to largely have an immunosuppressive behavior. These are the so-called myeloid derived suppressor cells, or MDSCs. These cells effectively help tumors hide from the body’s cytotoxic immune response to tumor cells. Inhibiting CCR2, and thus the MDSCs controlled by CCR2, could therefore lead to the liberation of the cytotoxic immune response against the tumor cells, tumor shrinkage, and improved patient survival. We have an ongoing clinical development program for the treatment of patients with advanced pancreatic cancer with our drug candidate CCX872, our second inhibitor of the chemokine receptor known as CCR2.

Understanding Pancreatic Cancer

Pancreatic cancer is a rare but deadly cancer. It is the 15th most common cancer worldwide but the fourth highest cause of cancer-related death. In the United States in 2014, approximately 46,000 people are expected to develop pancreatic cancer, and 40,000 of those patients are expected to succumb to the disease. Primarily due to the aging of the population, the incidence of pancreatic cancer is predicted to increase to 62,000 new cases per year by 2030. Pancreatic adenocarcinoma, which represents 85% of all pancreatic cancers, is characterized by rapid progression and a dismal prognosis. Because of the deep location of the pancreas in the abdomen and the lack of markers of early disease, most cancers remain asymptomatic until they obstruct the biliary tract, which usually occurs with tumors of the pancreatic head, or until they become metastatic. Hence, less than 15% of patients initially present with a resectable cancer (stage 1 or 2), while the majority of patients have either a locally advanced, nonresectable, stage 3 cancer or a metastatic, stage 4 cancer at the time of diagnosis. Even with the best current treatment, the median overall survival of these patients is less than one year, an outlook that has remained largely unchanged over the last few decades.

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

Limitations of Current Therapies

Current standard of care regimens are not only limited by modest efficacy but also by significant toxicity. For patients with nonresectable cancer (stage 3 or 4), FOLFIRINOX (oxaliplatin, irinotecan, leucovorin, and 5-fluorouracil) or a combination of gemcitabine and nanoparticle albumin-bound-, or nab-, paclitaxel are considered standard treatments, but the median overall survival of patients remains less than one year. Further, these treatments often are poorly tolerated. FOLFIRINOX is associated with a high rate of Grade 3-4 adverse events, can rarely be administered for more than six months, and is mostly prescribed to patients with excellent performance status. Frail, elderly patients usually receive palliative treatment. Extensive research is ongoing to identify novel agents with improved efficacy and a reduced toxicity profile, including chemotherapies with improved formulations of currently available agents, therapies targeted against specific oncogenic pathways, or cancer vaccines.

Role of CCR2 in Pancreatic Cancer

Human pancreatic tumors are characterized by a highly immunosuppressive microenvironment. In the tumor cellular microenvironment, CCR2 bearing cells are thought to be largely of an immunosuppressive behavior; these are the so-called MDSCs. These cells effectively help tumors hide from the body’s cytotoxic immune response to tumor cells. Inhibiting CCR2, and thus the MDSCs controlled by CCR2, could therefore lead to the liberation of the cytotoxic immune response against the tumor cells, and improved patient survival.

Clinical Development

CCX872 is a potent and selective inhibitor of the human CCR2. The objective of using a CCR2 inhibitor such as CCX872 is to reduce the suppressive myeloid cell presence in the tumor and, in doing so, slow the progression of disease in these patients. We believe that CCX872 may represent a promising novel immunotherapeutic approach. Drugs that block CCR2 have shown evidence of activity in patients with pancreatic cancer as well as in a mouse orthotopic pancreatic cancer model.

Phase I Clinical Trials

We completed a first-in-human Phase I clinical trial in healthy subjects. This clinical trial was a combined single-and-multiple-ascending dose clinical trial in 40 subjects. The clinical trial was conducted in the Netherlands. CCX872 doses of 3mg, 10mg, 30mg, 100mg, and 300mg were given as a single dose in the first study period and once-daily doses for seven days in the second study period. Data showed that CCX872 was well-tolerated and appeared to be safe in healthy volunteers at all dose levels studied. There were no SAEs or dropouts due to adverse events in the trial. The most common adverse events reported by subjects receiving CCX872 in the multi-dose period were dizziness, diarrhea, and headache. These events typically were mild in intensity and did not result in dosing discontinuation. The results showed that CCX872 was safe and well-tolerated, and suitable for chronic dosing in patients. CCX872 was able to block CCR2 in the circulation, and it had a predictable dose-linear PK profile.

Our Phase Ib study for CCX872 explores a novel approach (CCR2 inhibition) for the treatment of patients with stage 3 and 4 pancreatic cancer. Beyond the field of pancreatic cancer, the results of this study will also advance our understanding of the role of chemokines in solid tumors and of the potential for chemokine receptor inhibitors as therapeutic options in cancer patients when combined with standard of care regimens. The primary aim of this study is to evaluate whether orally administered CCX872 is safe and can improve the progression of disease in up to 54 patients with nonresectable pancreatic cancer being treated with FOLFIRINOX, one of the current standard of care treatments for this disease. Enrollment in the trial occurs in two stages, Part A (single dose) and Part B (multiple dose). Part A has been completed. Results showed that a single oral dose of 150-mg CCX872 was well-tolerated and safe in this study. The PK profile in patients with pancreatic cancer was in line with the PK profile observed in healthy volunteers in the previous clinical trial. CCX872 was effective in blocking CCR2 in circulating cells as measured by CCR2 occupancy and internalization assays, as well as migration assays. Successful completion of Part A led to initiation of Part B. Enrollment in Part B is ongoing. We expect to report initial ORR data from Part B of the trial in the first half of 2016 and initial PFS data in the second half of 2016.

Preclinical Development in Immuno-Oncology

One of the most exciting advances in oncology in decades is the recent observation that modifiers of the activity of the patient’s own immune system can profoundly enhance their response to chemotherapy.

A critical cellular component of this response are the MDSCs, which inhibit the activity of the effector T cells, and thus dampen the immune response of the body to the tumor. These MDSCs express chemokine and chemoattractant receptors that they use to migrate to the tumor microenvironment. We believe that blocking these chemokine receptors with small molecule antagonists could be effective either as stand-alone therapies for certain cancers or by synergistic effect when given in combination with traditional chemotherapies or other immunotherapies.

We have discovered small molecule inhibitors that target these chemoattractant receptors, and one or more of them may be developed in certain oncology indications targeting both solid and liquid tumors.

In our preclinical research, we are conducting studies with various chemokine receptor inhibitors in combination with check point inhibitors, such as those inhibiting the programmed death-ligand 1, or PD-L1, pathway, that we believe may result in a greater anti-tumor effect, than with check-point inhibition alone.

A growing body of data suggests that a number of chemokine receptors, including, but not limited to, CCR1, CCR2, CCR5, and CXCR2, may play diverse roles in cancer growth, cancer metastasis, cancer angiogenesis, or the composition of the tumor microenvironment. Given the potential role of chemokine receptors in cancer cell survival, the combination of chemokine receptor antagonists with traditional chemotherapeutic agents or with immunotherapy, such as programmed cell death protein-1, or PD-1, or PD-L1 inhibitors is an attractive strategy because it may result in greater efficacy and/or allow dose reductions of the chemotherapeutic drugs and therefore limit systemic side effects.

Chronic Kidney Disease

In our chronic kidney disease program, our lead drug candidate, CCX140, is an inhibitor of the chemokine receptor known as CCR2 and is being developed as an orally administered therapy for the treatment of DN. We have successfully completed a Phase II, placebo-controlled, clinical trial in patients with this disease.

DN is a form of chronic kidney disease, characterized by the gradual loss of kidney function. It is most common among people with Type 2 diabetes and hypertension and affects an estimated 26 million adults in the United States. Diabetes has become the primary cause of kidney disease in the United States and the associated incidence of DN is also on the rise. Twenty million people in the United States are estimated to have diabetes and 40% of all diabetics will develop DN. Clinically, DN is characterized by a progressive increase in urine albumin, or albuminuria, and a decline in glomerular filtration rate, hypertension, and a high risk of cardiovascular morbidity and mortality.

Limitations of Current Therapies

Management of DN includes treatment of the underlying Type 2 diabetes and/or hypertension. Blood pressure medications such as ACE inhibitors and ARBs are commonly prescribed to control hypertension and slow the progression of DN. Nevertheless, most patients continue to have a decline in kidney function. About 20% of patients eventually progress to ESRD and require hemodialysis, peritoneal dialysis, or renal transplant. DN is a serious medical condition and needs treatments with new mechanisms of action that target pathways other than the RAAS in order to slow or reverse the progression of the disease.

Role of CCR2 in Diabetic Nephropathy

The chemokine receptor known as CCR2 has been identified as a main driver of inflammatory monocyte and macrophage recruitment into diseased kidneys. Various cell types in glomeruli also appear to express CCR2, which drives some of the renal impairment in DN. Levels of MCP-1 (also known as CCL2), the main ligand for CCR2, are elevated in the kidneys of patients with DN. MCP-1 is produced by kidney cells in response to such factors as high blood glucose levels and physical stresses. As a result, MCP-1 level in the urine is a strong indicator of renal damage and correlate well with albuminuria and interstitial macrophage numbers.

CCX140 is our CCR2 inhibitor which successfully completed a Phase II clinical trial in type 2 diabetics and more recently a Phase II clinical trial in patients with DN. While historically DN was not considered an inflammatory disease, there is now clear evidence of the role of macrophages in this disease. Kidney biopsies from patients with DN show elevated numbers of macrophages in the glomeruli, which are the basic filtering units in the kidney. It has also been shown that the extent of tissue damage in the interstitial areas surrounding the proximal tubules, which are the second component of the filtering apparatus in the kidney, is strongly correlated with the numbers of macrophages present. Experimental studies in preclinical diabetic models have clarified that monocyte and macrophage infiltration begins at early stages of disease and that this infiltration correlates with renal injury.

We have utilized various animal models to study the relationship between CCR2 inhibition and renal function. Data generated from these models have confirmed and expanded observations made by other independent investigators in preclinical models of DN indicating that CCR2 inhibition leads to pronounced reduction in albuminuria, as well as improvement in markers of renal function. We have also demonstrated that CCR2 inhibition provides benefits in several models of non-diabetic nephropathy. The following table summarizes the key findings from each of these animal models:

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

Data from preclinical studies indicate that CCX140 is a potent and selective inhibitor of CCR2 which is required for monocytes to infiltrate the inflamed kidney, where they differentiate into macrophages. While CCX140 is not the first CCR2 inhibitor to advance into clinical trials, we believe that it is unique in a number of ways, including its high selectivity for CCR2 relative to other chemokine receptors such as CCR5. We believe that CCX140 also distinguishes itself from other CCR2 inhibitors in that it has been shown preclinically to be free of the cardiovascular safety signals associated with other CCR2 inhibitors. CCX140 has been shown in a number of preclinical toxicology studies to be suitable for evaluation in humans for chronic use in DN.

Clinical Development

Our clinical development strategy was to first assess the safety and tolerability of CCX140 in healthy subjects, then in patients with type 2 diabetes and normal renal function, and finally to evaluate the drug in patients with DN. As a precursor to our clinical trials in patients with DN, we completed a 159-patient randomized Phase II clinical trial to assess the safety and tolerability of CCX140 in patients with type 2 diabetes, one of the most common causes of nephropathy. We also completed a 332-patient randomized Phase II clinical trial to assess the efficacy, safety, and tolerability of CCX140 in patients with DN.

CCX140 Phase I Clinical Trials

We completed four Phase I clinical trials in 118 healthy volunteers. A CCX140 dose range of 0.05 to 15mg was studied. CCX140 was generally well-tolerated with no SAEs observed in these Phase I clinical trials. The PK profile was supportive of once-daily oral dosing of CCX140.

CCX140 Phase II Clinical Trial in Type 2 Diabetes

Our Phase II clinical trial was designed to demonstrate safety of CCX140 in patients with type 2 diabetes and normal renal function, and to examine the effect of CCX140 on glycemic indices. We conducted a randomized, double-blind, placebo and active controlled clinical trial in 159 patients with type 2 diabetes on a stable dose of metformin for at least eight weeks, with 32 patients receiving placebo, 32 receiving pioglitazone hydrochloride (an approved therapeutic for type 2 diabetes serving as the active control), 63 receiving 5mg of CCX140 and 32 receiving 10mg of CCX140 orally once-daily for 28 days.

The clinical trial met its primary objective by demonstrating the safety and tolerability of CCX140 in these patients. In addition, CCX140 showed encouraging signs of biological activity based on a statistically significant decrease in HbA1c, a marker of glycemic control, for the 10mg dose group.

CCX140 Phase II Clinical Trial in Diabetic Nephropathy

We have completed a Phase II clinical trial in patients with DN. A total of 332 patients were enrolled in a randomized, double-blind, placebo-controlled clinical trial. The goals of this clinical trial was to evaluate the efficacy, safety, and tolerability of CCX140 in patients with DN. The primary efficacy objective was evaluation of the effect of CCX140 on albuminuria. Secondary efficacy objectives were evaluation of the effect of CCX140 on HbA1c and eGFR. The three treatment groups consisted of standard of care, ACE inhibitor or ARB plus placebo (control group), 5mg and 10mg of CCX140 once-daily plus standard of care. The treatment duration was up to 52 weeks, with a four-week follow-up period. Patients with residual albuminuria, despite being on a stable therapeutic dose of an ACE inhibitor or ARB were included in this clinical trial. The key efficacy endpoint was a change from baseline in first morning UACR, a major indicator of renal health. The target sample size of the trial was increased from 135 to 270 patients and the dosing duration was extended from 12 weeks to 52 weeks, following completion of long-term toxicology studies that allowed extension of dosing beyond 12 weeks. Because of better than anticipated enrollment towards the end of the enrollment period, a total of 332 subjects were ultimately enrolled in the trial.

The Phase II trial met its primary endpoint by demonstrating that treatment with 5mg of CCX140 given orally once daily added to a standard of care regimen of ACE and ARB treatment resulted in a statistically significant (p=0.01) improvement in UACR, beyond that achieved with standard of care alone. The maximum treatment effect (24% reduction) was reached at 12 weeks, and sustained reduction in albuminuria induced by CCX140 relative to standard of care alone observed over the full year (UACR at each one of the 10 time points over the 52-week treatment period in the patients who received 5mg CCX140 continuously for 52 weeks, were below those of the standard of care alone group). A dose of 10mg CCX140 per day did not provide more improvement in albuminuria as compared to the 5mg dose. CCX140 did not affect systematic blood pressure, suggesting that the beneficial effect of CCX140 is mediated locally in the kidney micro-environment, possibly through a beneficial reduction in renal inflammation. CCX140 was well-tolerated with a low overall dropout rate over the 52-week treatment period (10%). No safety issues were observed that would prevent further clinical development of CCX140 in DN.

We are preparing to conduct an end-of-Phase II meeting with the FDA, at which time the clinical results from the CCX140 program will be reviewed in detail and a Phase III clinical program will be discussed. We plan to further develop CCX140 in the context of a partnership.

Other Inflammatory and Autoimmune Diseases

Inflammatory Bowel Disease, or IBD/Crohn’s Disease and Ulcerative Colitis

IBD refers to two diseases — Crohn’s disease and ulcerative colitis — both characterized by inflammation of the gastrointestinal tract. Crohn’s disease can cause inflammation in any part of the digestive tract but often affects the tail end of the small intestine. Ulcerative colitis is inflammation of the large intestine. Both Crohn’s disease and ulcerative colitis are chronic and recurring inflammatory conditions. Researchers believe that these conditions occur when the body’s inflammatory cells become over-reactive and mount a destructive inflammatory response. Current treatments for IBD include steroids, 5-aminosalicylic acids, immunosuppressive therapies, such as azathioprine or biologic agents such as TNF-a inhibitors and integrin inhibitors, such as the anti-a4ß7 antibody, vedolizumab, and when all else fails, surgery.

Vercirnon

Our drug candidate Vercirnon is intended to control the inflammatory response underlying IBD by targeting the chemokine receptor known as CCR9. In adults, CCR9 is found primarily on a population of T cells, a subset of the body’s inflammatory cells, which migrate selectively to the digestive tract. It is believed that when CCR9’s ligand, CCL25 (also known as TECK), is over-expressed, the migration of T cells to the small and large intestine causes persistent inflammation that may result in Crohn’s disease or ulcerative colitis.

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

Second Generation CCR9 Inhibitor CCX507

Also in the area of IBD, our drug candidate CCX507 builds on our expertise in the area of CCR9 inhibitors and IBD. CCX507 is a second generation CCR9 inhibitor. CCX507 is selective for CCR9 relative to all other chemokine receptors, orally bioavailable, and has an excellent preclinical safety profile. CCX507 has a greater potency towards CCR9 than vercirnon. We completed Phase I clinical development, which demonstrated that CCX507 was safe and well-tolerated, and blocked CCR9 on circulating leukocytes. Additionally, preclinical data of CCX507 in combination with an anti-a4ß7 antibody or anti-TNF showed that combined treatment reduced the severity of colitis better than monotherapy with either drug alone. We plan to move CCX507 forward to Phase II clinical trials, potentially in conjunction with a strategic partner.

TH17 Driven Diseases and CCR6

One of the most intriguing areas of current research in immunology involves a newly discovered type of helper T cells known as Th17 cells. There is a large amount of preclinical and clinical data that implicate Th17 cells, as well as Interleukin 17, or IL-17, in the development of a large number of autoimmune diseases, including psoriasis, rheumatoid arthritis, asthma, and multiple sclerosis.

Activated Th17 cells isolated from chronically inflamed human tissues produce high levels of TNF-a and other cytokines. A hallmark of Th17 cells is that they express high levels of the chemokine receptor known as CCR6, which is not found on Th1 and Th2 cells. High levels of the CCR6 chemokine ligand, CCL20, have been found in psoriatic skin, in rheumatoid arthritis joint biopsies, and in asthmatic lungs.

We believe that these are potential therapeutic opportunities for a CCR6 inhibitor. We have produced several unique CCR6 inhibitor leads, which are now being optimized through medicinal chemistry approaches.

We have shown in preclinical models that an orally bioavailable, small molecule inhibitor of the chemokine receptor known as CCR6 confers protection against IL17-mediated inflammation. We have generated potent orally bioavailable CCR6 inhibitors that inhibit CCL20-mediated chemotaxis of both human and mouse CCR6-positive cells. The utility of CCR6 inhibition was tested in preclinical models of psoriasis, and demonstrated that animals treated with our CCR6 inhibitor were protected against imiquimod induced skin thickening. Histological analysis of the skin confirmed the protective effect of our CCR6 inhibitor compared to an aqueous vehicle control and significantly reduced ear-thickening induced by intradermal injections of Interleukin 23, or IL-23, a cytokine that is important for the terminal differentiation and pathogenicity of Th17 cells.

The mechanism of action for CCR6 inhibitors is different from other therapeutics targeting IL-17, because inhibition of CCR6 disrupts the recruitment of infiltrating leukocytes into the epidermis upon skin damage, thereby protecting against epidermal hyperplasia, or an abnormal increase in the number of cells on the skin. Thus, pharmacological inhibition of CCR6 with an orally bioavailable small molecule inhibitor mitigates IL-17-driven inflammation in psoriasis models, and its distinct mechanism of action suggests it may offer additional efficacy when added to current standard of care.

Recent work by others in the field has also revealed potential roles for CCR6 inhibitors in the treatment of colorectal cancer, or CRC. Specifically, in a mouse CRC model, mice that are genetically deficient in CCR6, as well as wild-type mice treated with a CCR6 inhibitor develop fewer intestinal polyps.

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

Former Strategic Alliance with GSK

We had a development and commercialization agreement with GSK which ended in November 2013. For former collaboration compounds that were originally licensed to GSK and were subsequently returned to us, we are free to develop and commercialize such compounds either independently or with another partner. In the event we elect to continue to develop and commercialize drug candidates covered under this former agreement, including vercirnon, CCX168 and CCX832, we would be subject to future royalties to GSK. With respect to vercirnon, we would be subject to a reverse royalty to GSK of 3% on annual worldwide net sales only if a regulatory agency were to deem one of GSK’s SHIELD trials to be a pivotal Phase III clinical trial. With respect to CCX354, we would not be subject to any reverse royalty to GSK on sales. With respect to CCX168 and CCX832, we would be subject to reverse royalties to GSK of 3% on annual worldwide net sales, not to exceed $50.0 million in royalties for each.

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

As for the pharmaceutical products we develop and commercialize, as a normal course of business, we intend to pursue composition-of-matter patents, where possible, manufacturing, salts and polymorphs, dosage, combinations and formulation patents, as well as method of use patents on novel indications for known compounds. We also seek patent protection with respect to novel biological discoveries, including new targets and applications as well as adjuvant and vaccine candidates. We have also pursued patents with respect to our proprietary screening and drug development processes and technology. We have sought patent protection, either alone or jointly with our collaborators, as our collaboration agreements may dictate.

Our patent estate, on a worldwide basis, includes approximately 716 issued or allowed patents and approximately 214 pending patent applications, with claims relating to all of our current clinical-stage drug candidates. There are approximately 20 issued or allowed patents and 26 patent applications pending for

CCX168, our lead drug candidate in the C5aR program. With respect to our drug candidates in the CCR2 program, we have approximately 70 issued or allowed patents and 6 patents pending worldwide relating to their chemical composition or use thereof. With respect to our drug candidates in the CCR9 and CCR1 programs, we have approximately 363 issued or allowed patents and 116 patents pending worldwide relating to their chemical composition or use thereof. We have approximately 80 patents issued or pending for our other preclinical-stage compounds in the C5aR, CCR2, CXCR7, CCR4, CXCR2 and CCR6 programs. We have approximately 37 issued patents relating to other small molecule compounds and approximately 155 issued patents relating to our novel biological discoveries and our proprietary screening and drug development technologies.

For our lead drug candidates, CCX168, CCX872 and CCX140, our issued primary patents will expire on dates ranging from 2026 to 2031, not including patent term extensions or supplementary protection certificates that may be available in some countries. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the pate.

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

Competition

We compete in the pharmaceutical, biotechnology and other related markets that address AAV, DN and other renal diseases, IBD, rheumatoid arthritis, other autoimmune diseases and inflammatory disorders, and cancer. We face significant competition from many pharmaceutical and biotechnology companies that are also researching and selling products designed to address these markets. Many of our competitors have materially greater financial, manufacturing, marketing, research, and drug development resources than we do. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

It is possible that our competitors will develop and market drugs that are less expensive and more effective than our drug candidates, or that will render our drug candidates obsolete. It is also possible that our competitors will commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates.

CCX168, our C5aR inhibitor, if approved for marketing by the FDA or other regulatory agencies for the treatment of AAV, might compete with current treatments, such as steroids, CYC, RTX, azathioprine, methotrexate, and mycophenolate mofetil. If CCX168 were approved for the treatment of aHUS, it would potentially compete with eculizumab (Soliris).

CCX872, our second CCR2 inhibitor, if approved by the FDA or other regulatory agencies for the treatment of pancreatic cancer, might compete with treatments that are currently available, such as chemotherapeutic drugs including gemcitabine and nab-paclitaxel, or new treatments in development.

CCX140, our first CCR2 inhibitor, if approved for marketing by the FDA or other regulatory agencies for the treatment of DN, might compete with treatments commonly used for type 2 diabetes and hypertension patients. ARBs and ACE inhibitors, are commonly prescribed treatments used to reduce blood pressure and preserve kidney function, reducing the progression of DN.

Our CCR9 small molecule inhibitors such as CCX507 and vercirnon for the treatment of IBD, might compete against existing IBD treatments such as Remicade, Humira, and other TNF-a inhibitors, anti-a4ß7 antibodies such as vedolizumumab (Entyvio), immunomodulatory drugs and steroids and potentially against other novel IBD drug candidates that are currently in development. Remicade is a humanized monoclonal antibody targeted to TNF-a, indicated for the treatment of Crohn’s disease, ulcerative colitis, rheumatoid arthritis, psoriasis, psoriatic arthritis and ankylosing spondylitis. Humira, a similar drug, is also a human monoclonal antibody that acts as a TNF-a inhibitor. Marketed by AbbVie in the United States and Europe, Humira is approved for the treatment of Crohn’s disease, ulcerative colitis, rheumatoid arthritis, psoriatic arthritis, juvenile idiopathic arthritis, plaque psoriasis, and ankylosing spondylitis. Biosimilar drugs to Humira, for example, may also become available to treat patients with IBD.

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

Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include AbbVie, Alexion, Amgen, AstraZeneca, Biogen Idec, Bayer, Bristol-Myers Squibb, Elan, Roche/Genentech, GSK, Johnson & Johnson, Merck, Merck Serono, Takeda, Novartis, Pfizer, Sanofi, and Teva. Many

or all of these established competitors are also heavily involved in research and drug development regarding various chemokine receptors. Pharmaceutical and biotechnology companies which are known to be involved in chemokine and chemoattractant research and related drug development include Pfizer, GSK, Bristol-Myers Squibb, Merck, AstraZeneca, Boehringer-Ingelheim, Takeda, Sanofi, Incyte, Alexion, and UCB Pharma among others. These companies and others also compete with us in recruiting and retaining qualified scientific and management personnel, and in acquiring technologies complementary to, or necessary for, our programs.

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

All clinical research performed in the United States in support of an NDA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to FDA in support of an NDA so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial. We conducted our PROTECT-1 clinical trial solely at foreign clinical research sites, and we did not have authorization from the FDA under an IND to conduct that clinical trial in the United States. We designed the clinical trial to comply with FDA regulatory requirements for the use of foreign clinical data in support of an NDA, and the data were submitted from the PROTECT-1 clinical trial in support of future U.S. marketing application for vercirnon. We are pursuing a similar development strategy for CCX140 which has recently completed a Phase II clinical trial in patients with DN in Europe. One of the Phase II clinical trials with CCX168 in patients with AAV has also been conducted in Europe. The second clinical trial is being conducted in North America. We have opened an IND in the United States. prior to commencing the Phase II clinical trial in the United States. All of our clinical trials are designed to comply with FDA regulatory requirements so that the data from all trials can be used to support a regulatory filing in the United States. We plan to include the United States and Europe in our later-stage clinical development program for CCX140 and CCX168, and for other drug candidates we develop independently prior to filing for regulatory approval with the FDA and the EMA.

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

Healthcare Reform

In March 2010, the President signed one of the most significant healthcare reform measures in decades. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act, substantially changes the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The comprehensive $940 billion dollar overhaul extended coverage to approximately 32 million previously uninsured Americans. The Affordable Care Act contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which impacted existing government healthcare programs and resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Additionally, the Affordable Care Act:

•	imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs;

•	increased the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

•	required collection of rebates for drugs paid by Medicaid managed care organizations;

•

required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•	mandated a further shift in the burden of Medicaid payments to the states.

The Affordable Care Act also established an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. Beginning in 2014, IPAB is mandated to propose changes in Medicare payments if it is determined that the rate of growth of Medicare expenditures exceeds target growth rates. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services, including imaging services. A proposal made by the IPAB is required to be implemented by the U.S. government’s Centers for Medicare & Medicaid Services unless Congress adopts a proposal with savings greater than those proposed by the IPAB. IPAB proposals may impact payments for physician and free-standing services beginning in 2015 and for hospital services beginning in 2020.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the President signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The full impact on our business of the Affordable Care Act and other new laws is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our drugs if commercialized.

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

Employees

As of December 31, 2015, we had 58 full-time employees, 26 of whom hold Ph.D.s, M.D.s or both. Of our total workforce, 45 employees are engaged in research and development, and 13 employees are engaged in business development, finance, legal, human resources, facilities, information technology administration and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Research and Development

We invested $33.2 million, $33.8 million and $33.5 million in research and development in the years 2015, 2014, and 2013, respectively.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2015 and 2014 was $47.3 million, and $46.9 million, respectively. As of December 31, 2015, we had an accumulated deficit of $267.1 million. We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to increase in the near term as we continue to conduct clinical trials for CCX140, CCX168, CCX872, and CCX507 and conduct research and development of our other drug candidates. To date, we have derived all of our revenues from up-front fees and milestone payments, other payments pursuant to our collaboration agreements and government grants and contracts for research and development. In November 2013, our agreement with our former collaboration partner, Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline ended. We do not anticipate that we will generate revenue from the sale of our products for the foreseeable future. In addition, if approved, we expect to incur significant costs to commercialize our drug candidates and our drugs may never gain market acceptance. If our drug candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

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

We currently do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as clinical research organizations, or CROs, to conduct clinical trials on our drug candidates. The third parties with which we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

In addition, the execution of preclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. In most cases, these third parties may terminate their agreements with us upon 30 days prior written notice of a material breach by us that is not cured within 30 days. Many of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency or our failure to comply with applicable laws. In general, these agreements require such third parties to reasonably cooperate with us at our expense for an orderly winding down of services of such third parties under the agreements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be costly, and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the drug candidate being tested in such trials.

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

As of December 31, 2015, we had approximately $76.3 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

The FDA granted orphan drug designation for CCX168 for the treatment of aHUS and AAV, including granulomatosis with polyangiitis or Wegener’s granulomatosis, microscopic polyangiitis, and Churg-Strauss syndrome. The European Commission granted orphan drug designation for CCX168 for the treatment of granulomatosis with polyangiitis or Wegener’s granulomatosis and microscopic polyangiitis. However, we cannot assure you that we will be able to obtain or maintain orphan drug exclusivity for CCX168, if it is approved for the treatment of aHUS and/or AAV in any jurisdiction, in a timely manner or at all, or that a competitor will not obtain orphan drug exclusivity that could block the regulatory approval of CCX168 for several years. If we are unable to obtain or maintain orphan drug exclusivity in the United States or the EU, our ability to generate sufficient revenues may be negatively affected. If a competitor is able to obtain orphan exclusivity that would block CCX168’s regulatory approval, our ability to generate revenues would be significantly reduced, which would harm our business prospects, financial condition and results of operations.

We may form additional strategic alliances in the future with respect to our programs, and we may not realize the benefits of such alliances.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our programs that we believe will complement or augment our existing business. For example, we plan to find a partner for the development and commercialization of CCX140, and we may seek to find a partner or alternative financing arrangements with respect to the completion of clinical development and commercialization of vercirnon. We face significant competition in seeking appropriate strategic partners or other alternative arrangements and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any current or future drug candidates and programs because our research and development pipeline may be insufficient, our drug candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our drug candidates could also delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market.

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

As of December 31, 2015, we had 58 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the pharmaceutical, biotechnology and other related markets that are researching and marketing products designed to address chronic kidney disease, including DN, IBD, rheumatoid arthritis, other autoimmune diseases and inflammatory disorders, and cancer. Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include but not limited to, AbbVie, Alexion, Amgen, AstraZeneca, Biogen Idec, Bayer, Elan, GlaxoSmithKline, Johnson & Johnson, Merck, Merck Serono, Roche/Genentech, Takeda, Novartis, Pfizer, Sanofi and Teva. Many or all of these established competitors are also involved in research and drug development regarding various chemokine receptors. Pharmaceutical and biotechnology companies which are known to be involved in chemokine and chemoattractant research and related drug development include, but not limited to, Pfizer, GlaxoSmithKline, Bristol-Myers Squibb, Merck, Takeda, Sanofi, Incyte, Alexion and UCB Pharma among others.

We are developing small molecule therapeutics that will compete with other drugs and alternative therapies that are currently marketed or are being developed to treat AAV, DN and other renal disease, IBD, rheumatoid arthritis, other autoimmune diseases, metabolic diseases, inflammatory disorders, and cancer. Similarly, other future drug candidates we are pursuing would compete against numerous existing and established drugs and potentially against other novel drugs and therapies that are currently in development. See “Item 1. Business —Competition.” We also anticipate that we will face increased competition in the future as new companies enter into our target markets and scientific developments surrounding the chemokine system continue to develop.

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

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for our technologies, intellectual property and drug candidates in the United States and other countries. Our patent estate, on a worldwide basis, includes approximately 716 issued or allowed patents and approximately 214 pending patent applications, with claims relating to all of our current clinical-stage drug candidates. There are approximately 20 issued or allowed patents and 26 patent applications pending for CCX168, our lead drug candidate in the C5aR program. With respect to our drug candidates in the CCR2 programs, we have approximately 70 issued or allowed patents and 6 patents pending worldwide relating to their chemical composition or use thereof. With respect to our drug candidates in the CCR9 and CCR1 programs, we have approximately 363 issued or allowed patents and 116 patents pending worldwide relating to their chemical composition or use thereof. We have approximately 80 patents issued or pending for our other preclinical-stage compounds in the C5aR, CCR2, CXCR7, CCR4, CXCR2 and CCR6 programs. We have approximately 37 issued patents relating to other small molecule compounds and approximately 155 issued patents relating to our novel biological discoveries and our proprietary screening and drug development technologies. We cannot assure you that any of our patent applications will result in issued patents. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

In addition, manufacturers of our drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve manufacturing facilities before they can be used to manufacture our drug products, and such facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including imposition of a REMS or requesting recall or withdrawal of the product from the market or suspension of manufacturing. If we, our drug candidates or the manufacturing facilities for our drug candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including:

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

The regulatory requirements and policies may change and additional government regulations may be enacted for which we may also be required to comply. For example, the Food and Drug Administration Safety and Innovation Act of 2012 required the FDA to issue guidance on permissible forms of internet and social media promotion of regulated medical products, and the FDA issued a number of draft guidance documents relating to social media and may soon specify new restrictions on this form of product promotion. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we are not able to maintain regulatory compliance, we will not be permitted to market our future products and our business will suffer.

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

We intend to seek a distribution and marketing partner for CCX140 and may market future products in international markets. In order to market our future products in the EEA (which is comprised of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

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

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenues and profitability and the future revenues and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, the President signed one of the most significant healthcare reform measures in decades, the Affordable Care Act. It contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which impacted existing government healthcare programs and resulted in the development of new programs. The Affordable Care Act, among other things:

•	imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs;

•	increased the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

•	required collection of rebates for drugs paid by Medicaid managed care organizations;

•

required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•	mandated a further shift in the burden of Medicaid payments to the states.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the President signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our potential customers and accordingly, our financial operations.

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

•

the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities like us which provide coding and billing advice to customers;

•

federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

Further, there has been a recent trend in the increase of federal and state laws and regulations regarding payments and other transfers of value paid to physicians and other healthcare providers and entities. The Affordable Care Act imposes new requirements to report certain financial arrangements with physicians and others, including reporting any “transfers of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members during each calendar year. Manufacturers are required to submit reports to the government by the 90th day of each calendar year. In addition, certain states mandate that we comply with a state code of conduct, adopt a company code of conduct under state criteria, disclose marketing payments made to physicians and other healthcare providers, and/or report compliance information to the state authorities. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and reporting requirements increases the possibility that a pharmaceutical company may run afoul of one or more of the requirements.

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

Stockholders may also be unable to sell their shares of common stock at prices that are attractive to them due to fluctuations in the market price of our common stock. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile. Since the commencement of trading in connection with our initial public offering in February 2012, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2015, the price per share for our common stock on the Nasdaq Global Select Market ranged from a low sale price of $5.40 to a high sale price of $9.46. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including, but not limited to, those described elsewhere in this “Risk Factors” section and the following:

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

As of March 4, 2016, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 70% of our outstanding common stock. Accordingly, these stockholders, acting as a group, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. If our stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2015, we had 44,185,506 shares of common stock outstanding. Of these shares, approximately 26,332,965 are freely tradeable, without restriction, in the public market. In addition, approximately 16,126,074 of the outstanding shares of common stock, and an additional

150,000 shares of common stock issuable upon exercise of outstanding warrants that we issued to Bio-Techne Corporation (formerly Techne Corporation), or Bio-Techne, in connection with our initial public offering, are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, with respect to shares held by directors, executive officers and other affiliates. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our named executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $5.2 million for severance and other benefits and acceleration of vesting of stock options with an intrinsic value of $0.9 million as of December 31, 2015 in the event of a termination of employment in connection with a change of control of us. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. As of January 2016, we had research coverage by only two securities analysts. In the event one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

	Sales Price of Common Shares
	High	Low
Fiscal 2015
First Quarter	$9.20	$6.51
Second Quarter	9.46	6.50
Third Quarter	9.19	5.40
Fourth Quarter	8.30	5.46

	Sales Price of Common Shares
	High	Low
Fiscal 2014
First Quarter	$8.25	$5.58
Second Quarter	7.19	4.70
Third Quarter	6.07	4.41
Fourth Quarter	8.50	4.06

Holders of Common Stock

As of March 4, 2016, there were approximately 52 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2015 (1).

Plan Category	Shares Issuable Upon Exercise of Outstanding Options, Warrants and Rights(3)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(4)	Number of Securities Available for Future Issuance(5)
Equity compensation plans approved by security holders: (2)	7,914,930	$8.52	2,292,090
Equity compensation plans not approved by security holders:	—	—	—

Total	7,914,930	$8.52	2,292,090

(1)	In January 2012, we effected a one-for-two reverse split of our common stock. All historical common stock and per share information has been changed to reflect the stock split and is referred to in this chart “as adjusted.”
(2)	Consists of our Amended and Restated 1997 Stock Option/Stock Issuance Plan, our Amended and Restated 2002 Equity Incentive Plan and our 2012 Equity Incentive Award Plan, our Non-Employee Director Compensation Policy and our Employee Stock Purchase Plan, or ESPP.
(3)	Includes 7,847,449 shares subject to outstanding stock option awards and 67,481 shares subject to outstanding restricted stock unit awards as of December 31, 2015.
(4)	Calculated exclusive of outstanding restricted stock unit awards.
(5)	Of these shares, 2,157,641 shares were available for stock option awards and restricted stock unit awards, and 134,449 were available for the ESPP, in each case as of December 31, 2015.

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

The following graph shows a comparison from February 8, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2015 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

	2/8/ 2012	3/31/ 2012	6/30/ 2012	9/30/ 2012	12/31/ 2012	3/31/ 2013	6/30/ 2013	9/30/ 2013	12/31/ 2013	3/31/ 2014	6/30/ 2014	9/30/ 2014	12/31/ 2014	3/31/ 2015	6/30/ 2015	9/30/ 2015	12/31/ 2015
ChemoCentryx Inc.	100.00	96.91	136.36	105.73	99.45	125.64	128.55	50.55	52.64	60.27	53.18	40.91	62.09	68.64	74.82	55.00	73.64
NASDAQ Composite	100.00	110.15	104.74	111.74	108.43	118.27	123.77	138.49	154.12	155.36	163.30	166.03	175.07	180.78	184.54	170.72	185.42
NASDAQ Biotechnology	100.00	105.12	108.69	123.53	123.13	149.65	159.53	192.22	210.56	217.21	237.76	261.26	278.70	304.94	323.27	266.36	295.15

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

	Years Ended December 31,
	(in thousands except share and per share data)
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Revenues:
Collaborative research and development revenue from related party	$—	$—	$6,060	$5,419	$31,673
Operating expenses:
Research and development	33,183	33,815	33,541	34,569	28,359
General and administrative	14,506	13,584	11,634	10,480	7,615

Total operating expenses	47,689	47,399	45,175	45,049	35,974

Loss from operations	(47,689)	(47,399)	(39,115)	(39,630)	(4,301)
Interest income	384	494	501	533	402
Interest expense	—	(24)	(59)	(794)	(734)
Other income	—	—	—	—	16

Net loss	$(47,305)	$(46,929)	$(38,673)	$(39,891)	$(4,617)

Basic and diluted net loss per share (1)	$(1.08)	$(1.08)	$(0.95)	$(1.13)	$(1.10)

Shares used to compute basic and diluted net loss per share	43,889,677	43,275,276	40,916,138	35,406,922	4,210,704

(1)	See Note 2 within the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to compute basic and diluted net loss per share.

	As of December 31,
	(in thousands)
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$76,289	$114,620	$149,874	$118,956	$96,086
Working capital	66,541	66,139	127,430	93,180	81,962
Total assets	78,155	116,981	152,422	122,323	101,551
Non-current equipment financing obligations	—	—	16	379	947
Accumulated deficit	(267,096)	(219,791)	(172,862)	(134,189)	(94,298)
Total stockholders’ equity	72,507	108,606	145,308	110,346	75,997

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

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat orphan and rare diseases, autoimmune diseases, inflammatory disorders and cancer. Our pipeline comprises the following programs:

Orphan and Rare Diseases:

•

CCX168 is an orally-administered complement inhibitor targeting the C5a receptor (C5aR) and is being developed for orphan and rare diseases, including anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis, or AAV, atypical hemolytic uremic syndrome, or aHUS, and immunoglobulin A-mediated nephropathy, or IgAN. CCX168 has successfully completed and reported positive clinical data from the first Phase II clinical trial in patients with AAV, known as the CLEAR trial. This study met its primary endpoint whereby treatment with CCX168 demonstrated numerical superiority and statistical non-inferiority in Birmingham Vasculitis Activity Score, or BVAS, response relative to standard of care. The second Phase II clinical trial in patients with AAV, the CLASSIC trial, is ongoing in North America and we expect to report top-line data from this trial in mid 2016. Following CLASSIC data in mid 2016, we plan to conduct end-of-Phase II meetings with regulatory agencies and initiate the Phase III development program in patients with AAV by the end of 2016. Phase II pilot clinical trials with CCX168 in patients with aHUS and IgAN are ongoing.

Immuno-Oncology:

•

CCX872 is being evaluated in patients with non-resectable pancreatic cancer, and is our second inhibitor of the chemokine receptor known as CCR2. CCX872 completed Phase I clinical development in healthy volunteers. A Phase Ib clinical trial in patients with advanced pancreatic cancer is ongoing. Having recently presented pharmacodynamic and pharmacokinetic, or PK, data from the first step of the study, we expect to report early objective response rate data in the first half of 2016 and initial progression free survival, or PFS, data in the second half of 2016.

•

Chemoattractant Receptor Targets — CCR1, CCR4, CCR5, CXCR2, CXCR7 — We believe these chemokine and chemoattractant receptors play an important role in establishing a tumor microenvironment that suppresses a cytotoxic immune response. We have discovered small molecule inhibitors targeting these chemoattractant receptors, which may be developed in certain oncology indications targeting both solid and liquid tumors. We believe that such immunotherapeutic agents could be administered as stand-alone therapies or result in a synergistic effect when given in combination with traditional chemotherapies or other immunotherapies, such as programmed cell death protein 1, or PD-1/programmed death ligand 1, or PD-L1 antibodies.

Chronic Kidney Disease:

•	CCX140 is an inhibitor of the chemokine receptor known as CCR2 (distinct from CCX872 above) and is being developed as an orally administered therapy for the treatment of diabetic nephropathy, or DN,

a form of chronic kidney disease. We have successfully completed and reported positive data from a Phase II clinical trial in patients with DN. The trial met its primary endpoint by demonstrating that treatment with 5mg of CCX140 given orally once daily added to a standard of care angiotensin converting enzyme, or ACE, inhibitor or angiotensin II receptor blocker, or ARB treatment resulted in a statistically significant improvement in urinary albumin to creatinine ratio, or UACR, beyond that achieved with standard of care alone. We are preparing to conduct an end-of-Phase II meeting with the U.S. Food and Drug Administration, or FDA.

Other Inflammatory and Autoimmune Diseases:

•

Th-17 cell-driven inflammation and CCR6 — Th-17 driven cells have been implicated in a variety of autoimmune and inflammatory diseases such as psoriasis, rheumatoid arthritis, and asthma. Th-17 cells express high levels of the chemokine receptor known as CCR6, which induces their migration to and activation within disease sites. We have a preclinical program in the inhibition of CCR6 which has produced several unique CCR6 inhibitor leads that are now being optimized through medicinal chemistry approaches, which we plan to advance to a clinical candidate.

•

Vercirnon (also known as Traficet-EN, or CCX282) is an inhibitor of the chemokine receptor known as CCR9, and being developed as an orally administered therapy for the treatment of patients with moderate-to-severe Crohn’s disease. Vercirnon is ready to continue development in Phase III with a partner, should an alliance partner be identified for this program.

•

CCX507 is our second generation CCR9 inhibitor for the treatment of inflammatory bowel disease, or IBD. CCX507 has successfully completed Phase I clinical development, which demonstrated that CCX507 was safe and well-tolerated, and blocked CCR9 on circulating leukocytes. We also presented preclinical data with CCX507 in combination with an anti-a4ß7 or anti-TNF antibody showing combined treatment reduced the severity of colitis better than monotherapy with either drug alone.

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

In April 2013, we completed a follow-on public offering of 5,750,000 shares of our common stock at $12.00 per share. We received net proceeds of $64.4 million, after deducting underwriting discounts, commissions and offering expenses. As of December 31, 2015, we had an accumulated deficit of $267.1 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Revenue Recognition

We have generated revenue principally from collaborative research and development agreements with pharmaceutical companies. We recognize revenue in accordance with the criteria outlined in the Securities and Exchange Commission’s Topic 13 and Accounting Standards Codification, or ASC, 605-25 and by the Financial Accounting Standards Board, or FASB. Following these accounting pronouncements, revenue is recognized when the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred and risk of loss has passed;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

Any amounts received in advance of performance are recorded as deferred revenue until earned. Under collaboration agreements, we may receive payments for non-refundable up-front fees, reimbursement for research and development services, milestone payments, license fees and royalties. In assessing the appropriate revenue recognition related to a collaboration agreement, we first determine whether an arrangement includes multiple elements, such as the delivery of intellectual property rights and research and development services. For multiple element arrangements entered into prior to our adoption of Accounting Standards Update, or ASU No.2009-13, Revenue Recognition — Multiple Deliverable Revenue Arrangements, on January 1, 2011, intellectual property rights granted were not considered to be separable from the activity of providing research and development services because the intellectual property right does not have stand-alone value separate from the research and development services provided or evidence of fair value does not exist for the undelivered research and development services. Accordingly, we account for our collaboration agreements as a combined unit of accounting. The revenue from up-front payments is recognized on a straight-line basis over the estimated term of the research and development obligations covered under the research and development collaboration agreement. We periodically review the basis for our estimates, and we may change the estimates if circumstances change. These changes can significantly increase or decrease the amount of revenue recognized. As we applied our policy to our collaboration arrangements, we made judgments which affected the pattern of revenue recognition. For instance, in our former arrangement with Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, we were obligated to provide research and development services. We recognized revenue from up-front payments over the estimated period of our performance of the research and development services, which ended in October 2013, the completion date of the Phase II clinical trial for the last of the drug candidates to be developed under the GSK alliance. In February 2012, we shortened the term of our performance obligation and associated period over which the up-front payments were recognized under our arrangement with GSK following the decision by us and GSK not to advance CCX832 or its two designated back-up compounds. This change in estimate was accounted for prospectively and we revised the estimated period of performance prospectively in 2012 to end by October 2013, which increased the annualized revenue recognition by approximately $0.9 million per year.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period on a straight line basis. The fair value of the stock options is estimated using the Black-Scholes valuation model. We recorded non-cash stock-based compensation expense of $9.0 million, $8.2 million, and $6.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015 and 2014, we had $12.6 million and $13.1 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to employee stock options that will be recognized over a weighted-average period of 2.36 years and 2.56 years, respectively. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

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

Results of Operations

Revenues

We have not generated any revenue from product sales. For the year ended December 31, 2013 our revenues were derived from contract revenue, up-front payments and development milestone payments from our former collaborator partner, GSK. Total revenues, as compared to the prior years, were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
GSK
Contract revenue	$—	$—	$2,299
Recognition of up-front payments	—	—	3,761

Total revenues	$—	$—	$6,060

Dollar decrease	$—	$(6,060)
Percentage decrease	—	(100%)

Our product development and commercialization agreement with GSK ended in November 2013, and therefore no revenue was recorded in 2014 and 2015. The decrease in total revenues from 2013 to 2014 was due to funding of clinical support in 2013 from our former partner, GSK, for CCX168, our C5aR inhibitor, for the treatment of AAV.

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

	Year Ended December 31,
	2015	2014	2013
Research and development expenses	$33,183	$33,815	$33,541
Dollar (decrease) increase	$(632)	$274
Percentage (decrease) increase	-2%	1%

The decrease in research and development expense from 2014 to 2015 was primarily attributable to lower expenses associated with CCX507, our second generation CCR9 inhibitor, due to the completion of Phase I clinical development in 2014 and CCX140, our CCR2 inhibitor, due to the completion of our Phase II clinical trial in patients with DN in 2014. These decreases were partially offset by higher expenses associated with CCX168, our C5aR inhibitor, due to the ongoing Phase II CLEAR and CLASSIC trials for the treatment of AAV in 2015, our Phase II pilot clinical trials in patients with aHUS and IgAN, and higher costs associated with CCX872, our second generation CCR2 inhibitor, as our clinical trial in patients with advanced pancreatic cancer continues to enroll and treat patients.

The increase in research and development expenses from 2013 to 2014 was primarily attributable to higher expenses associated with CCX168 due to patient enrollment in the CLEAR trial and initiation of the CLASSIC trial in North America in 2014. This increase was partially offset by lower expenses associated with CCX140 due to the completion of the Phase II clinical trial in patients with DN and CCX872 due to the timing of Phase I related activities.

The following table summarizes our research and development expenses by project (in thousands):

	Year Ended December 31,
	2015	2014	2013
Development candidate (Target)
CCX168 (C5aR)	$14,920	$13,051	$3,909
CCX872 (CCR2 2G)	2,934	1,619	2,804
CCX140 (CCR2)	1,867	3,512	12,008
CCX507 (CCR9)	117	2,662	2,724
Other (CCR1, C5aR 2G, CCR2 3G, CCR9 3G, CCR4, CCR6, CXCR7, Other)	13,345	12,971	12,096

Total research and development	$33,183	$33,815	$33,541

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

General and administrative expenses

Total general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
General and administrative expenses	$14,506	$13,584	$11,634
Dollar increase	$922	$1,950
Percentage increase	7%	17%

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

The increase from 2014 to 2015 was primarily due to increases in stock based compensation expense for stock option grants and restricted stock unit awards, intellectual property related expenses, and professional fees. Further, travel expenses and professional fees relating to our business development efforts also contributed to the increase.

The increase from 2013 to 2014 was primarily due to an increase in employment-related expenses, including stock-based compensation expense for stock option grants and restricted stock unit awards, intellectual property-related expenses, and professional service expenses relating to corporate governance and our business development efforts.

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

Other income (expense)

Other income (expense) primarily consists of interest income earned on our marketable securities and interest expense incurred on our equipment financing obligations. Total other income, net, as compared to prior years was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest income	$384	$494	$501
Interest expense	—	(24)	(59)

Total other income (expense), net	$384	$470	$442

Dollar increase (decrease)	(86)	28
Percentage increase (decrease)	-18%	6%

The decrease in total other income, net from 2014 to 2015 was primarily due to a decrease in interest income earned on lower cash balances, which was partially offset by a decrease in interest expense as a result of full repayment of our equipment financing debt in the fourth quarter of 2014.

The increase in total other income, net from 2013 to 2014 was primarily due to a decrease in interest expense as a result of repayment of our equipment financing debt in 2014, and a shift in the composition of the portfolio to treasuries and other government sponsored agency securities in 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had approximately $76.3 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for each of the three years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash provided by (used in)
Operating activities	$(39,327)	$(34,315)	$(33,318)
Investing activities	33,884	38,339	(31,668)
Financing activities	2,191	1,793	66,784

Operating activities. Net cash used by operating activities increased to $39.3 million for the year ended December 31, 2015, from $34.3 million for the same period in 2014 due primarily to changes in working capital items and a higher net loss. Net cash used by operating activities increased to $34.3 million for the year ended December 31, 2014, from $33.3 million for the same period in 2013 due primarily to a higher net loss in 2014.

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

Financing activities. Net cash provided by financing activities was $2.2 million for the year ended December 31, 2015 compared to $1.8 million for the same period in 2014. Net cash provided by financing activities for the years ended December 31, 2015 and 2014 were primarily derived from proceeds from the exercise of stock options and purchases from contributions to our 2012 Employee Stock Purchase Plan.

Net cash provided by financing activities was $1.8 million for the year ended December 31, 2014 compared to $66.8 million for the same period in 2013. This decrease was primarily due to the receipt of net proceeds of $64.4 million from the issuance of common stock in the follow-on public offering completed in April 2013 after underwriting discounts, commissions and offering expenses. We believe that our existing cash, cash equivalents and investments as of December 31, 2015 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our drug candidates and potential drug candidates;

•	the number and characteristics of drug candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory approvals;

•	the cost and timing of hiring new employees to support continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the cost and timing of procuring clinical and commercial supplies of our drug candidates;

•	the cost and timing of establishing sales, marketing and distribution capabilities; and

•	the extent to which we acquire or invest in businesses, products or technologies.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2015 (in thousands).

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$3,061	$894	$1,852	$315	$—

Total contractual obligations	$3,061	$894	$1,852	$315	$—

(1)	We lease our facility in Mountain View, California. The lease expires in 2019.

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

Recent Accounting Pronouncements

In May 2015, the Financial Accounting Standards Boards, or FASB, issued a comprehensive new standard on revenue from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new standard by one year. The standard would become effective for us beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the impact of our adoption of this standard on our financial statements.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the reports of our independent registered public accounting firm are included in this Annual Report on Form 10-K on pages F-1 through F-23.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2015, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (the 2013 Framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2015.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our Definitive Proxy Statement, or the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission in connection with our 2016 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

ChemoCentryx, Inc.

Consolidated Financial Statements

As of December 31, 2015 and 2014

and for each of the three years in the period ended December 31, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ChemoCentryx, Inc.

We have audited the accompanying consolidated balance sheets of ChemoCentryx, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChemoCentryx, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 14, 2016

CHEMOCENTRYX, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$12,823	$16,075
Short-term investments	58,455	57,282
Prepaid expenses and other current assets	757	972

Total current assets	72,035	74,329
Property and equipment, net	949	1,208
Long-term investments	5,011	41,263
Other assets	160	181

Total assets	$78,155	$116,981

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$675	$748
Accrued liabilities	4,819	7,442

Total current liabilities	5,494	8,190
Other non-current liabilities	154	185

Total liabilities	5,648	8,375

Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2015 and December 31, 2014; 44,185,506 shares and 43,446,096 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively.	44	43
Additional paid-in capital	339,615	328,440
Note receivable	(16)	(16)
Accumulated other comprehensive income	(40)	(70)
Accumulated deficit	(267,096)	(219,791)

Total stockholders’ equity	72,507	108,606

Total liabilities and stockholders’ equity	$78,155	$116,981

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Operations

(In thousands, except share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Collaborative research and development revenue from related party	$—	$—	$6,060
Operating expenses:
Research and development	33,183	33,815	33,541
General and administrative	14,506	13,584	11,634

Total operating expenses	47,689	47,399	45,175

Loss from operations	(47,689)	(47,399)	(39,115)
Other income (expense):
Interest income	384	494	501
Interest expense	—	(24)	(59)

Total other income, net	384	470	442

Net loss	$(47,305)	$(46,929)	$(38,673)

Basic and diluted net loss per common share	$(1.08)	$(1.08)	$(0.95)

Shares used to compute basic and diluted net loss per common share	43,890	43,275	40,916

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(47,305)	$(46,929)	$(38,673)
Unrealized (loss) gain on available-for-sale securities	30	(110)	38

Comprehensive loss	$(47,275)	$(47,039)	$(38,635)

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Note Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share and per share data)
Balance as of December 31, 2012	36,354,547	$36	$244,513	$(16)	$2	$(134,189)	$110,346
Net loss	—	—	—	—	—	(38,673)	(38,673)
Unrealized gain / (loss) on investments	—	—	—	—	38	—	38
Issuance of common stock upon follow-on offering, net of issuance costs	5,750,000	6	64,359	—	—	—	64,365
Issuance of common stock upon exercise of warrant	60,000	—	312	—	—	—	312
Issuance of common stock upon net exercise of warrant	48,611	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	675,010	1	2,677	—	—	—	2,678
Employee stock-based compensation	—	—	6,092	—	—	—	6,092
Compensation expense related to options granted to consultants	—	—	150	—	—	—	150

Balance as of December 31, 2013	42,888,168	43	318,103	(16)	40	(172,862)	145,308
Net loss	—	—	—	—	—	(46,929)	(46,929)
Unrealized gain / (loss) on investments	—	—	—	—	(110)	—	(110)
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	557,928	—	2,123	—	—	—	2,123
Employee stock-based compensation	—	—	7,960	—	—	—	7,960
Compensation expense related to options granted to consultants	—	—	254	—	—	—	254

Balance as of December 31, 2014	43,446,096	$43	$328,440	$(16)	$(70)	$(219,791)	$108,606
Net loss	—	—	—	—	—	(47,305)	(47,305)
Unrealized gain / (loss) on investments	—	—	—	—	30	—	30
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	739,410	1	2,190	—	—	—	2,191
Employee stock-based compensation	—	—	8,860	—	—	—	8,860
Compensation expense related to options granted to consultants	—	—	125	—	—	—	125

Balance as of December 31, 2015	44,185,506	$44	$339,615	$(16)	$(40)	$(267,096)	$72,507

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(47,305)	$(46,929)	$(38,673)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	477	543	576
Stock-based compensation	8,985	8,214	6,242
Noncash interest expense, net	1,007	2,157	2,065
Changes in assets and liabilities:
Accounts receivable due from related party	—	393	763
Prepaids and other current assets	236	(376)	34
Other assets	—	(21)	—
Accounts payable	(73)	(161)	159
Other liabilities	(2,654)	1,865	(723)
Deferred revenue from related party	—	—	(3,761)

Net cash used in operating activities	(39,327)	(34,315)	(33,318)
Investing activities
Purchases of property and equipment, net	(218)	(352)	(554)
Purchases of investments	(24,372)	(100,837)	(136,600)
Sales of investments	4,051	—	5,142
Maturities of investments	54,423	139,528	100,344

Net cash provided by (used in) investing activities	33,884	38,339	(31,668)
Financing activities
Proceeds from issuance of common stock	—	—	64,365
Proceeds from exercise of stock options and employee stock purchase plan	2,191	2,123	2,678
Proceeds from exercise of warrants	—	—	312
Payments on equipment financing obligations	—	(330)	(571)

Net cash provided by financing activities	2,191	1,793	66,784

Net increase (decrease) in cash and cash equivalents	(3,252)	5,817	1,798
Cash and cash equivalents at beginning of period	16,075	10,258	8,460

Cash and cash equivalents at end of period	$12,823	$16,075	$10,258

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$137	$26

See accompanying notes.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements

December 31, 2015

1.	Description of Business

ChemoCentryx, Inc. (the Company) commenced operations in 1997. The Company is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat orphan and rare diseases, autoimmune diseases, inflammatory disorders and cancer. The Company’s principal operations are in the United States and it operates in one segment.

2.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiary, ChemoCentryx Limited. The operations of ChemoCentryx Limited have been immaterial to date. All intercompany amounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

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

During the year ended December 31, 2013, 100% of the Company’s total revenues were derived from contract revenue, up-front payments and development milestone payments earned under the Company’s former collaboration with Glaxo Group Limited (GSK). The Company did not generate any revenue in 2014 and 2015.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). For the periods presented, other comprehensive income (loss) consists of unrealized gains and losses on the Company’s available-for-sale securities. For the years ended December 31, 2015 and 2013, amounts reclassified from accumulated other income to net loss for unrealized gains (losses) on available-for-sale securities were not significant, and were recorded as part of other income (expense), net in the Consolidated Statements of Operations. For the year ended December 31, 2014, there were no sales of investments, and therefore there were no reclassifications.

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

The Company accounts for restricted stock compensation arrangements with nonemployee directors using a fair-value approach. For restricted stock units (RSUs) granted to nonemployee directors, the fair value of a RSU is valued at the closing price of the Company’s common stock on the date of the grant. The Company recognizes stock-based compensation expense associated with these RSUs over the requisite service period, with no adjustment in future periods based on the Company’s actual stock price over the vesting period.

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

of RSUs, and (iii) the purchase from contributions to the 2012 Employee Stock Purchase Plan (the ESPP) (calculated based on the treasury stock method), are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2015	2014	2013
Options to purchase common stock, including purchases from contributions to ESPP	7,861,953	6,849,607	5,324,876
Restricted stock units	67,481	135,135	—
Warrants to purchase common stock	150,000	150,000	150,000

	8,079,434	7,134,742	5,474,876

Recent Accounting Pronouncements

In May 2015, the Financial Accounting Standards Boards (FASB) issued a comprehensive new standard on revenue from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new standard by one year. The standard would become effective for the Company beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is currently evaluating the impact of its adoption of this standard on its financial statements.

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at December 31, 2015 were as follows (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market fund	$11,340	—	—	$11,340
U.S. treasury securities	14,027	1	(2)	14,026
Government-sponsored agencies	30,959	—	(25)	30,934
Commercial paper	3,992	—	—	3,992
Corporate debt securities	14,528	—	(14)	14,514

Total available-for-sale securities	$74,846	$1	$(41)	$74,806

Classified as:
Cash equivalents				$11,340
Short-term investments				58,455
Long-term investments				5,011

Total available-for-sale securities				$74,806

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

3.	Cash Equivalents and Investments (continued)

The amortized cost and fair value of cash equivalents and investments, with gross unrealized gains and losses, at December 31, 2014 were as follows (in thousands):

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

Cash equivalents in the tables above exclude cash of $1.5 million and $0.2 million as of December 31, 2015 and 2014, respectively. All available-for-sale securities held as of December 31, 2015, had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of December 31, 2015, have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2015, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Description
Money market fund	$11,340	$—	$—	$11,340
U.S. treasury securities	—	14,026	—	14,026
Government-sponsored agencies	—	30,934	—	30,934
Commercial paper	—	3,992	—	3,992
Corporate debt securities	—	14,514	—	14,514

Total assets	$11,340	$63,466	$—	$74,806

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Description
Money market fund	$15,922	$—	$—	$15,922
U.S. treasury securities	—	19,120	—	19,120
Government-sponsored agencies	—	29,763	—	29,763
Commercial paper	—	1,500	—	1,500
Corporate debt securities	—	48,162	—	48,162

Total assets	$15,922	$98,545	$—	$114,467

During the year ended December 31, 2015, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Lab equipment	$5,740	$5,744
Computer equipment and software	1,458	1,481
Furniture and fixtures	530	524
Tenant improvements	832	783

	8,560	8,532
Less: accumulated depreciation	(7,611)	(7,324)

	$949	$1,208

6.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Research and development related	$2,223	$4,982
Compensation related	1,908	1,956
Consulting and professional services	454	254
Other	234	250

	$4,819	$7,442

7.	Commitments

Operating Leases

In May 2004, the Company entered into a noncancelable operating lease for its current office and primary research facility located in Mountain View, California. The Company received a discounted lease rate during the first year of the agreement. In August 2012, the Company entered into an amendment to the lease agreement for the same facility to extend the term through April 2019. The total rent obligation is being expensed ratably over the term of the agreement, as amended. Rental expenses for the years ended December 31, 2015, 2014, and 2013 were $1,120,800, $993,700, and $942,000, respectively.

Future minimum lease payments under all noncancelable operating leases as of December 31, 2015, are as follows (in thousands):

Year ending December 31:
2016	$894
2017	915
2018	937
2019	315
2020	—

Total minimum lease payments	$3,061

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

8.	Common Stock and Warrants

Follow On Public Offering

In April 2013, the Company completed an underwritten public offering of 5,750,000 shares of its common stock at $12.00 per share. The Company received net proceeds of $64.4 million, after deducting underwriting discounts, commissions and offering expenses.

Warrants

In February 2012, in connection with the Company’s initial public offering (IPO), the outstanding warrants to purchase the Company’s Series B convertible preferred stock converted into warrants to purchase 159,500 shares of common stock at $5.20 per share, with expiration dates from 2012 through 2014. In addition, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00. During the year ended December 31, 2013, warrants to purchase 150,000 shares of common stock were exercised, and 1,672 warrants expired. During the years ended December 31, 2014 and 2015, no warrants were exercised. As of December 31, 2015 and December 31, 2014, warrants to purchase 150,000 shares of common stock were outstanding with a weighted-average exercise price of $20.00. All other warrants were either expired or exercised.

9.	Related-Party Transactions

Glaxo Group Limited

In August 2006, the Company entered into a product development and commercialization agreement with GSK (the GSK Agreement), which ended in November 2013. Concurrent with entering into the GSK Agreement, the Company issued 6,493,506 shares of Series D convertible preferred stock at $3.85 per share, for gross proceeds of $25.0 million, which was converted into common stock upon the completion of the Company’s IPO in February 2012. No revenue associated with GSK was recognized for years ending December 31, 2015 and 2014. During the year ended December 31, 2013, the Company recognized total revenues of $6.1 million, of which $3.8 million was related to recognition of up-front payments and $2.3 million was related to contract revenue under the GSK Agreement. Research and development costs for the year ended December 31, 2013 under the GSK Agreement were partially offset by contract revenue.

In the event the Company elects to continue to develop and commercialize drug candidates covered under the GSK Agreement, including vercirnon, CCX168, and CCX832, the Company would be subject to the following future royalties to GSK: (i) with respect to vercirnon, the Company would be subject to a reverse royalty to GSK of 3% on annual worldwide net sales only if a regulatory agency were to deem one of GSK’s SHIELD trials to be a pivotal Phase III clinical trial and (ii) with respect to CCX168 and CCX832, the Company would be subject to reverse royalties to GSK of 3% on annual worldwide net sales not to exceed $50.0 million in royalties for each.

Bio-Techne

As of December 31, 2015, Bio-Techne held 6,385,056 shares of the Company’s common stock. For the years ended December 31, 2015, 2014, and 2013, the Company paid Bio-Techne $62,000, $93,000, and $95,000, respectively, for research materials. As of December 31, 2015 and 2014, the Company had an accounts payable balance due to Bio-Techne for the purchase of research materials of zero and $1,150, respectively. In September 2011, the Company entered into a convertible note loan agreement with Bio-Techne, pursuant to which the Company issued a convertible note to Bio-Techne with a principal amount of $10.0 million. Following the

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

9.	Related-Party Transactions (continued)

completion of the Company’s IPO, all outstanding principal and accrued interest automatically converted into 1,021,490 shares of common stock. In addition, pursuant to the terms of the convertible note loan agreement, Bio-Techne purchased $5.0 million of the Company’s common stock in a private placement concurrent with the offering at $10.00 per share.

10.	Equity Incentive Plans

In May 2002, the stockholders approved the Amended and Restated 1997 Stock Option/Stock Issuance Plan (the 1997 Plan) and in September 2002, the stockholders approved the 2002 Equity Incentive Plan (the 2002 Plan). In February 2012, the stockholders approved the 2012 Equity Incentive Award Plan (the 2012 Plan). As of December 31, 2015, a total of 7,850,000 shares of the Company’s common stock were reserved for issuance under the 2012 Plan. In addition, the number of shares available for issuance under the 2012 Plan will be annually increased by an amount equal to the lesser of: 2,000,000 shares; 4% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year; or an amount determined by the Company’s Board of Directors. In October 2015, the Board of Directors approved an increase to the number of shares reserved for issuance under the 2012 Plan by 1,750,000 shares effective January 1, 2016. Collectively, the 1997 Plan, the 2002 Plan and the 2012 Plan are known as the Stock Plans.

Restricted Stock Units

The Company began issuing RSUs in 2014 to its nonemployee directors pursuant to the Company’s Non-Employee Director Compensation Policy (Directors Plan) under its 2012 Plan. RSUs are independent of stock option grants and are not transferrable, and are subject to forfeiture if recipients terminate their service to the Company prior to the release of the vesting restrictions. The RSUs awarded under the Directors Plan vest on the earlier of the first anniversary of the grant date or upon a change in control. The RSUs are valued at the closing price of the Company’s common stock on the date of grant.

The activity for RSUs is summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2014	135,135	$4.81
Granted	79,276	7.88
Vested	(135,135)	4.81
Canceled	(11,795)	7.63

Outstanding at December 31, 2015	67,481	$7.93

As of December 31, 2015, there was $0.3 million of unrecognized compensation expense associated with unvested RSUs, which is expected to be recognized over a weighted-average period of 1.05 years.

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

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

10.	Equity Incentive Plans (continued)

is determined by the Board of Directors. Under the Stock Plans, options may be granted with different vesting terms from time to time, but not to exceed 10 years from the date of grant. Outstanding options generally vest over four years, with 25% of the total grant vesting on the first anniversary of the option grant date and 1/36th of the remaining grant vesting each month thereafter.

The following table summarizes stock option activity and related information under the Company’s Stock Plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2014	2,010,735	6,831,532	$8.29		$4,765,642
Shares authorized	1,700,000
Granted (1)	(1,890,076)	1,810,800	8.15
Exercised		(469,696)	3.32
Forfeited and expired (1)	336,982	(325,187)	9.07

Outstanding at December 31, 2015	2,157,641	7,847,449	8.52	6.74	8,103,675

Vested at December 31, 2015		4,766,766	8.61	5.55	6,374,684

Exercisable at December 31, 2015		4,768,069	8.61	5.55	6,379,260

Vested and expected to vest, net of estimated forfeiture at December 31, 2015		7,669,903	$8.53	6.69	$8,001,079

(1)	The difference between the number of shares available for grant and shares outstanding represents the RSUs granted and forfeited for the period.

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options exercised was $2.1 million, $1.1 million, and $5.6 million during 2015, 2014, and 2013, respectively. As of December 31, 2015, there was $12.6 million of unrecognized compensation expense, net of estimated forfeitures, associated with outstanding stock options, which is expected to be recognized over an estimated weighted-average period of 2.36 years.

Early Exercise of Stock Options

Certain equity incentive plans allow for the granting of options that may be exercised before the options have vested. The difference between the number of shares vested and exercisable as of December 31, 2015 in the table above represents such shares that are exercisable before they are vested. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser.

For the years ended December 31, 2015 and 2014, there were no shares of common stock issued related to the early exercise of stock options subject to repurchase by the Company.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

10.	Equity Incentive Plans (continued)

As of December 31, 2015, stock options outstanding were as follows:

	Options Outstanding
Exercise Price Range	Shares	Weighted-Average Contractual Life
$0.88-$5.94	424,491	4.57
$6.00	1,198,975	3.14
$6.05-$6.30	1,327,260	6.60
$6.60-$6.90	234,183	5.56
$7.10	988,500	8.13
$7.12-$8.14	84,100	9.64
$8.19	1,431,700	9.15
$8.22-$14.28	1,174,841	7.43
$14.31	908,399	6.56
$14.42-$15.90	75,000	6.42

	7,847,449	6.74

Employee Stock Purchase Plan

In February 2012, the stockholders approved the ESPP. As of December 31, 2015, a total of 500,000 shares of the Company’s common stock were reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP may be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2012 fiscal year, by an amount equal to the lesser of: 300,000 shares; 1% of outstanding shares of the Company’s common stock; or an amount determined by the Company’s Board of Directors. The ESPP provides for an aggregate limit of 3,000,000 shares of common stock that may be issued under the ESPP during the term of the ESPP. In October 2015, the Board of Directors approved an increase to the number of shares reserved for issuance under the ESPP by 250,000 shares effective January 1, 2016.

The Company issued 134,579 shares, 149,788 shares and 49,912 shares under the ESPP in 2015, 2014 and 2013, respectively. As of December 31, 2015, 134,449 shares were available for issuance under the ESPP. As of December 31, 2015, there was $0.1 million of unrecognized compensation expense, net of estimated forfeitures, associated with the ESPP, which is expected to be recognized over an estimated weighted-average period of 0.4 years.

Stock Awards Granted to Employees

Employee stock-based compensation expense recognized is calculated based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total employee stock-based compensation expense recognized associated with RSUs, stock options, and the ESPP, was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$3,240	$2,756	$1,832
General and administrative	5,620	5,204	4,260

Total	$8,860	$7,960	$6,092

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

10.	Equity Incentive Plans (continued)

Valuation Assumptions

Fair value of options granted under the Stock Plans and purchases under the Company’s ESPP were estimated at grant or purchase dates using a Black-Scholes option valuation model. The Black-Scholes valuation model requires that assumptions are made with respect to various factors, including the expected volatility of the fair value of the Company’s common stock. The Company has based its expected volatility on the average historical volatilities of public entities having similar characteristics including: industry, stage of life cycle, size, and financial leverage. The fair values of the employee stock options granted under the Company’s Stock Plans and the option component of the shares purchased under the ESPP during 2015, 2014, and 2013 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2015	2014	2013	2015	2014	2013
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	67.6%	74.1%	77.8%	60.1%	55.5%	67.3%
Weighted-average expected life (in years)	6.0	6.0	5.9	0.5	0.5	0.5
Risk-free interest rate	1.70%	1.96%	1.54%	0.21%	0.06%	0.11%
Weighted average grant date fair value	$5.00	$4.29	$9.41	$2.22	$1.49	$1.71

Stock Options Granted to Nonemployees

During 2015, 2014 and 2013, the Company granted to consultants options to purchase 90,300, 150,000 and 85,000 shares of common stock, respectively. The stock-based compensation expense related to nonemployees will fluctuate as the fair value of the Company’s common stock fluctuates. In connection with grants of stock options to nonemployees, the Company recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$105	$254	$150
General and administrative	20	—	—

Total	$125	$254	$150

Valuation Assumptions

Stock-based compensation expense associated with stock options granted to nonemployees is recognized as the stock options vest. The estimated fair values of the stock options granted are calculated at each reporting date using the Black-Scholes option-pricing model, with the following assumptions:

	Year Ended December 31,
	2015	2014	2013
Dividend yield	0%	0%	0%
Volatility	65-66%	68-76%	77-79%
Weighted-average expected life (in years)	5.6-9.9	6.6-9.8	7.6-9.9
Risk-free interest rate	1.7-2.4%	2.0-2.7%	1.5-2.9%

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

11.	401(k) Plan

In October 1997, the Company established the ChemoCentryx 401(k) Plan and Trust (the 401(k) Plan). Employees may contribute, up to the percentage limit imposed by the Internal Revenue Code of 1986, as amended, an amount of their salary each calendar year until termination of their employment with the Company. The Company may elect to make matching contributions, as per the Plan; however, no matching contributions were made in the years ended December 31, 2015, 2014, and 2013.

12.	Income Taxes

The Company’s loss before tax is only attributable to U.S. operations. A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory income tax rate	(34.0%)	(34.0%)	(34.0%)
State income taxes, net of federal benefit	(5.80)	(5.80)	(5.80)
Permanent items	1.90	2.60	1.10
Research and development credits	(2.10)	(1.80)	(3.90)
Change in valuation allowance	40.0	39.0	43.10
Other	—	—	(0.50)

(Benefit from) provisions for income taxes	—%	—%	—%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	2015	2014
Net operating loss carryforwards	$90,813	$74,699
Research and development credit	7,583	6,712
Amortization of deferred stock compensation - non-qualified	8,603	6,041
Reserves and accruals	1,125	1,419
Depreciation and amortization	420	408

Net deferred tax asset	108,544	89,279
Less: valuation allowance	(108,544)	(89,279)

Net deferred tax assets	$—	$—

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. No prior periods were retrospectively adjusted.

The Company has concluded that its deferred tax assets are not more likely than not to be realized. Accordingly, the total deferred tax assets have been fully offset by a valuation allowance. The Company’s valuation allowance increased by approximately $19.3 million, $18.3 million, and $16.7 million during 2015, 2014, and 2013 respectively.

At December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $233.4 million and $234.0 million, respectively. The federal net operating loss carryforwards begin to expire in 2025 and the state net operating loss carryforwards begin to expire in 2016, if not utilized.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

12.	Income Taxes (continued)

The Company has federal and state research and development credit carryforwards of $8.8 million and $4.6 million, respectively. The federal research and development credits will begin to expire in 2019, if not utilized. California research and development credits can be carried forward indefinitely. The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, extends the Federal research tax credit retroactively for two years from January 1, 2012 through December 31, 2013. The tax benefit from the extension of the Federal research tax credit has been reflected in the income tax provision for the year ended December 31, 2014 with an offsetting increase in valuation allowance.

Utilization of the net operating loss and credit carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and credit carryforwards before their utilization.

The deferred tax asset balances as of December 31, 2015 and 2014 did not include excess tax benefits from stock option exercises. The amount excluded at December 31, 2015 and 2014 was $5.5 million and $4.2 million respectively. The use of tax benefits associated with the stock option related deductions will be credited directly to stockholders’ equity upon ultimate realization.

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2015, 2014, and 2013, is as follows (in thousands):

Unrecognized Income Tax Benefits
Balance as of December 31, 2013	$4,956
Additions for current tax positions	434

Balance as of December 31, 2014	$5,390
Additions for current tax positions	495
Releases	(1,013)

Balance as of December 31, 2015	$4,872

As of December 31, 2015 and 2014, the Company had approximately $4.9 million and $5.4 million, respectively, of unrecognized tax benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company is not aware of any items that will significantly increase or decrease its unrecognized tax benefits in the next 12 months.

For U.S. federal and California income tax purposes, the statute of limitations remains open for the years beginning 2012 and 2011, respectively, except for the carryforward of net operating losses and research and development credits generated in prior years.

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2015, there has been no interest expense or penalties related to unrecognized tax benefits.

The IRS has completed its audit for the years ended December 31, 2007 and 2008, and there have been no adjustments to the Company’s attributes carryforwards; however, the research and development credit may be subject to re-examination.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

12.	Income Taxes (continued)

The Company has completed the examination by the California Franchise Tax Board for the years ended December 31, 2008 and 2009. The examination resulted in an update to the Company’s California net operating loss carryforwards and R&D credits. The Company is not currently under examination in any other jurisdictions.

13.	Selected Quarterly Financial Data (unaudited)

Selected quarterly results from operations for the years ended December 31, 2015 and 2014 are as follows (in thousands except per share amounts):

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$—	$—	$—	$—
Net loss	(12,006)	(12,078)	(11,647)	(11,574)
Basic and diluted net loss per share	(0.28)	(0.28)	(0.26)	(0.26)

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$—	$—	$—	$—
Net loss	(11,537)	(12,261)	(10,941)	(12,190)
Basic and diluted net loss per share	(0.27)	(0.28)	(0.25)	(0.28)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: March 14, 2016	By:	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Schall, Ph.D. Thomas J. Schall, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016

/s/ Susan M. Kanaya Susan M. Kanaya	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 14, 2016

/s/ Thomas A. Edwards Thomas A. Edwards	Director	March 14, 2016

/s/ Joseph M. Feczko, M.D. Joseph M. Feczko, M.D.	Director	March 14, 2016

/s/ Roger C. Lucas, Ph.D. Roger C. Lucas, Ph.D.	Director	March 14, 2016

/s/ Geoffrey M. Parker Geoffrey M. Parker	Director	March 14, 2016

/s/ James L. Tyree James L. Tyree	Director	March 14, 2016

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

4.2(3)	Amended and Restated Investors Rights Agreement among the Registrant and certain investors set forth therein, dated September 8, 2011.

4.3(3)	Form of Common Stock Warrant.

4.4(3)	Form of Series B Preferred Stock Warrant.

10.1#(1)	Amended and Restated 1997 Stock Option/Stock Issuance Plan and form of agreement thereunder.

10.2#(1)	Amended and Restated 2002 Equity Incentive Plan and forms of agreements thereunder.

10.3#(1)	2012 Equity Incentive Award Plan and form of agreement thereunder.

10.4#(1)	2012 Employee Stock Purchase Plan.

10.5#(1)	2012 Cash Incentive Plan.

10.6#(1)	Form of Indemnification Agreement.

10.7#(4)	Non-Employee Director Compensation Policy.

10.8#(5)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Award Plan.

10.9#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Thomas J. Schall, Ph.D.

10.10#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Markus J. Cappel, Ph.D.

10.11#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Susan M. Kanaya.

10.12#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Petrus Bekker M.D., Ph.D.

10.13(3)	Standard Industrial/Commercial Multi-Tenant Lease, dated April 20, 2004, by and between Portola Land Company and the Registrant.

10.14(6)	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated August 16, 2012, by and between Portola Land Company and the Registrant.

10.15†(7)	Product Development and Commercialization Agreement, effective as of August 22, 2006, by and between the Registrant and Glaxo Group Limited.

10.16†(3)	Amendment No. 1 to Product Development and Commercialization Agreement, effective as of September 30, 2007, by and between the Registrant and Glaxo Group Limited.

10.17†(3)	Amendment No. 2 to Product Development and Commercialization Agreement, effective as of October 6, 2008, by and between the Registrant and Glaxo Group Limited.

10.18†(3)	Amendment No. 3 to Product Development and Commercialization Agreement, effective as of August 22, 2009, by and between the Registrant and Glaxo Group Limited.

10.19†(3)	Amendment No. 4 to Product Development and Commercialization Agreement, effective as of February 26, 2010, by and between the Registrant and Glaxo Group Limited.

Exhibit Number	Description

10.20†(3)	Amendment No. 5 to Product Development and Commercialization Agreement, effective as of November 15, 2010, by and between the Registrant and Glaxo Group Limited.

10.21(3)	Amendment to Series D Preferred Stock Subscription Agreement, dated as of November 8, 2007, by and between the Registrant and Glaxo Group Limited.

10.22(3)	Series E Preferred Stock Subscription Agreement, dated as of August 26, 2008, by and between the Registrant and Glaxo Group Limited.

21.1	Subsidiaries of the Registrant.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(2)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on February 6, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(3)	Filed with the Registrant’s Registration Statement on Form S-1 on October 14, 2011 (Registration No. 333-177332), and incorporated herein by reference.
(4)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014, and incorporated herein by reference.
(5)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the SEC on August 8, 2014, and incorporated herein by reference.
(6)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the SEC on November 13, 2012, and incorporated herein by reference.
(7)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on January 6, 2012 (Registration No. 333-177332), and incorporated herein by reference.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and filed separately with the SEC.