Form 10-Q
period 2016-03-31
ChemoCentryx, Inc.
filed 2016-05-10
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 29, 2016, was 44,290,506.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	March 31, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$13,420	$12,823
Short-term investments	50,769	58,455
Prepaid expenses and other current assets	991	757

Total current assets	65,180	72,035
Property and equipment, net	925	949
Long-term investments	1,100	5,011
Other assets	160	160

Total assets	$67,365	$78,155

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,294	$675
Accrued liabilities	6,094	4,819

Total current liabilities	7,388	5,494
Other non-current liabilities	144	154

Total liabilities	7,532	5,648

Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2016 and December 31, 2015; 44,290,506 shares and 44,185,506 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	44	44
Additional paid-in capital	342,128	339,615
Note receivable	(16)	(16)
Accumulated other comprehensive income (loss)	16	(40)
Accumulated deficit	(282,339)	(267,096)

Total stockholders’ equity	59,833	72,507

Total liabilities and stockholders’ equity	$67,365	$78,155

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:	$—	$—

Operating expenses:
Research and development	11,245	8,420
General and administrative	4,084	3,689

Total operating expenses	15,329	12,109

Loss from operations	(15,329)	(12,109)
Other income (expense):
Interest income	86	103

Total other income, net	86	103

Net loss	$(15,243)	$(12,006)

Basic and diluted net loss per common share	$(0.34)	$(0.28)

Shares used to compute basic and diluted net loss per common share	44,277	43,502

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(15,243)	$(12,006)
Unrealized gain on available-for-sale securities	56	78

Comprehensive loss	$(15,187)	$(11,928)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities

Net loss	$(15,243)	$(12,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	86	133
Stock-based compensation	2,303	2,400
Noncash interest expense, net	89	471
Changes in assets and liabilities:
Prepaids and other current assets	(234)	(233)
Accounts payable	619	61
Other liabilities	1,265	(509)

Net cash used in operating activities	(11,115)	(9,683)

Investing activities

Purchases of property and equipment, net	(62)	(106)
Purchases of investments	(12,714)	(8,532)
Maturities of investments	24,278	23,300
Sales of investments	—	4,051

Net cash provided by investing activities	11,502	18,713

Financing activities

Proceeds from exercise of stock options	210	331

Net cash provided by financing activities	210	331

Net increase in cash and cash equivalents	597	9,361
Cash and cash equivalents at beginning of period	12,823	16,075

Cash and cash equivalents at end of period	$13,420	$25,436

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Unaudited Interim Financial Information

The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2015 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (GAAP). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 14, 2016.

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

For the three months ended March 31, 2016 and 2015, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock, including purchases from contributions to ESPP	9,239,472	8,179,188
Restricted stock units	292,481	135,135
Warrants to purchase common stock	150,000	150,000

	9,681,953	8,464,323

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income. For the periods presented other comprehensive income consists of unrealized gains on the Company’s available-for-sale securities. For the three months ended March 31, 2016, there were no sales of investments, and therefore there were no reclassifications. For the three months ended March 31, 2015, amounts reclassified from accumulated other income to net income for unrealized gains (losses) on available-for-sale securities were not significant, and were recorded as part of other income (expense), net in the Condensed Consolidated Statements of Operations.

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

In February 2016, the FASB issued a new standard that requires all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact of this standard on its financial statements.

In March 2016, FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market fund	$12,565	$—	$—	$12,565
U.S. treasury securities	10,035	3	—	10,038
Government-sponsored agencies	18,892	7	(1)	18,898
Commercial paper	7,982	—	—	7,982
Corporate debt securities	14,944	9	(2)	14,951

Total available-for-sale securities	$64,418	$19	$(3)	$64,434

Classified as:
Cash equivalents				$12,565
Short-term investments				50,769
Long-term investments				1,100

Total available-for-sale securities				$64,434

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market fund	$11,340	—	—	$11,340
U.S. treasury securities	14,027	1	(2)	14,026
Government-sponsored agencies	30,959	—	(25)	30,934
Commercial paper	3,992	—	—	3,992
Corporate debt securities	14,528	—	(14)	14,514

Total available-for-sale securities	$74,846	$1	$(41)	$74,806

Classified as:
Cash equivalents				$11,340
Short-term investments				58,455
Long-term investments				5,011

Total available-for-sale securities				$74,806

Cash equivalents in the tables above exclude cash of $0.9 million and $1.5 million as of March 31, 2016 and December 31, 2015, respectively. All available-for-sale securities held as of March 31, 2016 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of March 31, 2016 have been in a continuous unrealized loss position for more than 12 months. As of March 31, 2016, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
Description	Level 1	Level 2	Level 3	Total
Money market fund	$12,565	$—	$—	12,565
U.S. treasury securities	—	10,038	—	10,038
Government-sponsored agencies	—	18,898	—	18,898
Commercial paper	—	7,982	—	7,982
Corporate debt securities	—	14,951	—	14,951

Total assets	$12,565	$51,869	$—	$64,434

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Money market fund	$11,340	$—	$—	$11,340
U.S. treasury securities	—	14,026	—	14,026
Government-sponsored agencies	—	30,934	—	30,934
Commercial paper	—	3,992	—	3,992
Corporate debt securities	—	14,514	—	14,514

Total assets	$11,340	$63,466	$—	$74,806

During the three months ended March 31, 2016, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Research and development related	$4,161	$2,223
Compensation related	1,016	1,908
Consulting and Professional Services	471	454
Other	446	234

	$6,094	$4,819

6.	Related-Party Transactions

Bio-Techne

Bio-Techne Corporation, formerly Techne Corporation, is one of the Company’s principal stockholders. In connection with the Company’s initial public offering (IPO) in February 2012, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00 per share, or 200% of the IPO price of its common stock, which was outstanding as of March 31, 2016. The Company had an accounts payable balance due to Bio-Techne for the purchases of research materials of $300 and zero as of March 31, 2016 and December 31, 2015, respectively.

7.	Stockholders’ Equity

Warrants

As discussed in Note 6, upon the completion of the Company’s IPO in February 2012, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at $20.00 per share. During the three months ended March 31, 2016, no warrants were exercised. As of March 31, 2016 and December 31, 2015, only Bio-Techne’s warrant to purchase 150,000 shares of common stock was outstanding. All other warrants were either expired or exercised.

8.	Equity Incentive Plans

Stock Options

During the three months ended March 31, 2016, the Company had the following option activities under its equity incentive plans:

		Outstanding Options
	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2015	2,157,641	7,847,449	$8.52
Shares authorized	1,750,000
Granted (1)	(1,725,200)	1,500,200	3.56
Exercised	—	(105,000)	2.00
Forfeited and expired	47,591	(47,591)	7.71

Balance at March 31, 2016	2,230,032	9,195,058	$7.79	7.08	$10,063

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs granted for the period.

Stock-based Compensation

Total stock-based compensation expense was $2.3 million and $2.4 million during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, $13.4 million, $0.8 million, and $0.1 million of total unrecognized compensation expenses associated with outstanding stock options, unvested RSUs, and the ESPP, net of estimated forfeitures, were expected to be recognized over a weighted-average period of 2.66, 2.31, and 0.12 years, respectively.

9.	Subsequent Events

In April 2016, the Company announced the award of an Orphan Products Development grant by the U.S. Food and Drug Administration of $500,000 to support the clinical development of CCX168, the Company’s lead drug candidate for the treatment of patients with anti-neutrophil cytoplasmic antibody associated vasculitis.

In May 2016, the Company entered into an exclusive collaboration and license agreement with Vifor Pharma, Ltd. (Vifor Pharma) to commercialize the Company’s complement C5aR receptor, CCX168, in Europe and certain other markets. In connection with this agreement, the Company received a non-refundable upfront payment of $85 million, comprising $60 million in cash and $25 million in an equity investment to purchase the Company’s common stock at a price of $7.50 per share. The Company retains control of all ongoing and future development of CCX168, other than country-specific development in the licensed territories, and all commercialization rights to CCX168 in the United States and other countries not licensed to Vifor Pharma. Upon achievement of certain regulatory and sales based milestones with CCX168, the Company will receive additional payments under this agreement. In addition, the Company will receive tiered double digit royalties on future potential net sales of CCX168 by Vifor Pharma in the licensed territories. Lastly, this agreement also provides Vifor Pharma with an exclusive option to negotiate during 2016 a worldwide license agreement for an additional ChemoCentryx drug candidate, CCX140, an inhibitor of the chemokine receptor CCR2. The Company is currently evaluating the accounting treatment for this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission, or SEC, on March 14, 2016.

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 14, 2016.

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

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat orphan and rare diseases, autoimmune diseases, inflammatory disorders and cancer. Our pipeline comprises the following programs:

Orphan and Rare Diseases:

•	CCX168 is an orally-administered complement inhibitor targeting the C5a receptor (C5aR) and is being developed for orphan and rare diseases, including anti-neutrophil cytoplasmic antibody associated vasculitis, or AAV, atypical hemolytic uremic syndrome, or aHUS, and immunoglobulin A-mediated nephropathy, or IgAN. CCX168 has successfully completed and reported positive clinical data from the first Phase II clinical trial in patients with AAV, known as the CLEAR trial. This study met its primary endpoint whereby treatment with CCX168 demonstrated numerical superiority and statistical non-inferiority in Birmingham Vasculitis Activity Score (BVAS) response relative to standard of care. The second Phase II clinical trial in patients with AAV, the CLASSIC trial, is ongoing in North America and we expect to report top-line data from this trial in June 2016. Following CLASSIC data, we plan to conduct end-of-Phase II meetings with regulatory agencies and initiate the Phase III development program in patients with AAV by the end of 2016. Phase II pilot clinical trials with CCX168 in patients with aHUS and IgAN are ongoing.

Immuno-Oncology:

•	CCX872 is being evaluated in patients with non-resectable pancreatic cancer, and is our second inhibitor of the chemokine receptor known as CCR2. CCX872 completed Phase I clinical development in healthy volunteers. A Phase Ib clinical trial in patients with advanced pancreatic cancer is ongoing. Having recently presented pharmacodynamic and pharmacokinetic data from the first step of the study, we expect to report early objective response rate data in mid 2016 and initial progression free survival data in the second half of 2016.

•	Chemoattractant Receptor Targets — CCR1, CCR4, CCR5, CXCR2, CXCR7 — We believe these chemokine and chemoattractant receptors play an important role in establishing a tumor microenvironment that suppresses a cytotoxic immune response. We have discovered small molecule inhibitors targeting these chemoattractant receptors, which may be developed in certain oncology indications targeting both solid and liquid tumors. We believe that such immunotherapeutic agents could be administered as stand-alone therapies or result in a synergistic effect when given in combination with traditional chemotherapies or other immunotherapies, such as programmed cell death protein 1, or PD-1/programmed death ligand 1, or PD-L1 antibodies.

Chronic Kidney Disease:

•	CCX140 is an inhibitor of the chemokine receptor known as CCR2 (distinct from CCX872 above) and is being developed as an orally administered therapy for the treatment of diabetic nephropathy, or DN, a form of chronic kidney disease. We have successfully completed and reported positive data from a Phase II clinical trial in patients with DN. The trial met its primary endpoint by demonstrating that treatment with 5mg of CCX140 given orally once daily added to a standard of care angiotensin converting enzyme inhibitor or angiotensin II receptor blocker treatment resulted in a statistically significant improvement in urinary albumin to creatinine ratio beyond that achieved with standard of care alone. We are preparing to conduct an end-of-Phase II meeting with the U.S. Food and Drug Administration, or FDA.

Other Inflammatory and Autoimmune Diseases:

•	Th-17 cell-driven inflammation and CCR6— Th-17 driven cells have been implicated in a variety of autoimmune and inflammatory diseases such as psoriasis, rheumatoid arthritis, and asthma. Th-17 cells express high levels of the chemokine receptor known as CCR6, which induces their migration to and activation within disease sites. We have a preclinical program in the inhibition of CCR6 which has produced several unique CCR6 inhibitor leads that are now being optimized through medicinal chemistry approaches, which we plan to advance to a clinical candidate.

•	Vercirnon (also known as Traficet-EN, or CCX282) is an inhibitor of the chemokine receptor known as CCR9, and being developed as an orally administered therapy for the treatment of patients with moderate-to-severe Crohn’s disease. Vercirnon is ready to continue development in Phase III with a partner, should an alliance partner be identified for this program.

•	CCX507 is our second generation CCR9 inhibitor for the treatment of inflammatory bowel disease, or IBD. CCX507 has successfully completed Phase I clinical development, which demonstrated that CCX507 was safe and well-tolerated, and blocked CCR9 on circulating leukocytes. We also presented preclinical data with CCX507 in combination with an anti-a4ß7 or anti-TNF antibody showing combined treatment reduced the severity of colitis better than monotherapy with either drug alone.

All of our drug candidates are wholly owned and being developed independently by us. Our strategy also includes identification of next generation compounds related to our drug candidates, all of which have been internally discovered.

Business Highlights and Recent Developments

In May 2016, we entered into an exclusive collaboration and license agreement with Vifor Pharma, Ltd. (Vifor Pharma) to commercialize our complement C5aR receptor, CCX168, in Europe and certain other markets. In connection with this agreement, we received a non-refundable upfront payment of $85 million, comprising $60 million in cash and $25 million in an equity investment to purchase our common stock at a price of $7.50 per share. We retain control of all ongoing and future development of CCX168, other than country-specific development in the licensed territories, and all commercialization rights to CCX168 in the United States and other countries not licensed to Vifor Pharma. Upon achievement of certain regulatory and sales based milestones with CCX168, we will receive additional payments under this agreement. In addition, we will receive tiered double digit royalties on future potential net sales of CCX168 by Vifor Pharma in the licensed territories. Lastly, this agreement also provides Vifor Pharma with an exclusive option to negotiate during 2016 a worldwide license agreement for an additional ChemoCentryx drug candidate, CCX140, an inhibitor of the chemokine receptor CCR2.

In April 2016, we announced the award of an FDA Orphan Products Development grant of $500,000 to support the clinical development of CCX168, our lead drug candidate for the treatment of patients with AAV.

In January 2016, we announced positive top-line data from our Phase II CLEAR trial with CCX168 in patients with AAV. The goal of the CLEAR trial was to eliminate chronic high dose steroids (and their deleterious effects) from the standard of care regimen in AAV and replace the steroid with CCX168. The CLEAR trial met its primary endpoint based on the BVAS response at week 12 in patients receiving CCX168, compared to those patients receiving the high dose steroid-containing standard of care. Specifically, all treatment groups receiving CCX168 demonstrated numerical superiority and statistically significant (P=0.002) non-inferiority in BVAS response relative to standard of care.

Since commencing our operations in 1997, our efforts have focused on research, development and the advancement of our drug candidates into and through clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of convertible preferred and common stock, contract revenue under our collaborations, government contracts and grants and borrowings under equipment financing arrangements. As of March 31, 2016, we had an accumulated deficit of $282.3 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the three months ended March 31, 2016, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 14, 2016.

Results of Operations

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, the discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We expense all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three months ended March 31, 2016, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development expenses	$11,245	$8,420
Dollar increase	$2,825
Percentage increase	34%

The increase in research and development expenses from 2015 to 2016 for the three month period was primarily attributable to higher expenses associated with CCX168, our C5aR inhibitor, due to the completion of ancillary Phase I studies to support anticipated end of Phase II meetings with regulatory agencies and higher expenses associated with CCX872, our second generation CCR2 inhibitor, following the completion of enrollment of our clinical trial in patients with advanced pancreatic cancer.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended March 31,
	2016	2015
Development candidate (Target)
CCX168 (C5aR)	$5,508	$3,977
CCX872 (CCR2 2G)	1,739	593
CCX140 (CCR2)	639	408
CCX507 (CCR9)	34	75
Other (CCR6, C5aR 2G, CCR2 3G, CCR1, CCR9 3G, CCR4, CXCR7, Others)	3,325	3,367

Total research and development	$11,245	$8,420

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

General and administrative expenses

Total general and administrative expenses for the three months ended March 31, 2016, as compared to the same period in the prior year were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
General and administrative expenses	$4,084	$3,689
Dollar increase	$395
Percentage increase	11%

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

The increases from 2015 to 2016 for the three month period was primarily due to increase in intellectual property related expenses, as well as travel expenses and professional fees relating to our business development efforts.

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

Other income, net

Other income, net primarily consists of interest income earned on our marketable securities. Total other income, net, for the three month period, as compared to the same period in the prior year was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest income	$86	$103

Total other income, net	$86	$103

Dollar decrease	(17)
Percentage decrease	-17%

The decrease in total other income, net from 2015 to 2016 for the three month period was primarily due to a decrease in interest income earned on lower cash balances.

Liquidity and Capital Resources

As of March 31, 2016, we had approximately $65.3 million in cash, cash equivalents and investments. Such amounts exclude the $85.0 million upfront payment in connection with the May 2016 collaboration and license agreement with Vifor Pharma to commercialize CCX168 in Europe and other markets. The following table shows a summary of our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash provided by (used in)
Operating activities	$(11,115)	$(9,683)
Investing activities	11,502	18,713
Financing activities	210	331

Operating activities. Net cash used in operating activities was $11.1 million for the three months ended March 31, 2016, compared to net cash used of $9.7 million for the same period in 2015. This change was primarily due to a higher net loss in 2016 and changes in working capital items.

Investing activities. Net cash provided by investing activities for periods presented primarily relate to the purchase and maturity of investments used to fund the day-to-day needs of our business. Following our February 2012 IPO and the follow-on public offering in April 2013, we invested the majority of our net proceeds received in short-term and long-term investments. We financed property and equipment purchases through equipment financing facilities. Proceeds from common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes.

Financing activities. Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2016, compared to net cash provided of $0.3 million for the same period in 2015. Net cash provided by financing activities for both periods presented were primarily derived from proceeds from the exercise of stock options.

We believe that our existing cash, cash equivalents and investments as of March 31, 2016, before taking into account the $85.0 million upfront payment in connection with the May 2016 collaboration and license agreement with Vifor Pharma, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 14, 2016.

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

In February 2016, the FASB issued a new standard that requires all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. We are currently evaluating the impact of this standard on its financial statements.

In March 2016, FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2016 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 14, 2016.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2016, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March  14, 2016.

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

CHEMOCENTRYX, INC.

Date: May 10, 2016	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016	/s/ Susan M. Kanaya
Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.