Form 10-Q
period 2016-06-30
ChemoCentryx, Inc.
filed 2016-08-09
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 29, 2016, was 47,762,362.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	June 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$21,925	$12,823
Short-term investments	103,784	58,455
Accounts receivable	175	—
Prepaid expenses and other current assets	1,157	757

Total current assets	127,041	72,035
Property and equipment, net	858	949
Long-term investments	14,145	5,011
Other assets	230	160

Total assets	$142,274	$78,155

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$513	$675
Accrued liabilities	6,720	4,819
Deferred revenue	15,720	—

Total current liabilities	22,953	5,494
Non-current deferred revenue	59,660	—
Other non-current liabilities	131	154

Total liabilities	82,744	5,648

Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2016 and December 31, 2015; 47,755,595 shares and 44,185,506 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	48	44
Additional paid-in capital	351,740	339,615
Note receivable	(16)	(16)
Accumulated other comprehensive income (loss)	80	(40)
Accumulated deficit	(292,322)	(267,096)

Total stockholders’ equity	59,530	72,507

Total liabilities and stockholders’ equity	$142,274	$78,155

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Collaboration and license revenue	$2,620	$—	$2,620	$—
Grant revenue	175	—	175	—

Total revenue	2,795	—	2,795	—

Operating expenses:
Research and development	9,062	8,602	20,307	17,022
General and administrative	3,877	3,576	7,961	7,265

Total operating expenses	12,939	12,178	28,268	24,287

Loss from operations	(10,144)	(12,178)	(25,473)	(24,287)
Other income (expense):
Interest income	161	100	247	203

Total other income, net	161	100	247	203

Net loss	$(9,983)	$(12,078)	$(25,226)	$(24,084)

Basic and diluted net loss per common share	$(0.22)	$(0.28)	$(0.56)	$(0.55)

Shares used to compute basic and diluted net loss per common share	45,785	43,842	45,031	43,672

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(9,983)	$(12,078)	$(25,226)	$(24,084)
Unrealized gain on available-for-sale securities	64	3	120	81

Comprehensive loss	$(9,919)	$(12,075)	$(25,106)	$(24,003)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(25,226)	$(24,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	173	259
Stock-based compensation	4,641	4,752
Noncash interest expense, net	(124)	625
Changes in assets and liabilities:
Accounts receivable	(175)	—
Prepaids and other current assets	(400)	72
Other assets	(70)	—
Accounts payable	(162)	280
Deferred revenue	75,380	—
Other liabilities	1,878	(3,241)

Net cash provided by (used in) operating activities	55,915	(21,337)
Investing activities
Purchases of property and equipment, net	(82)	(118)
Purchases of investments	(95,907)	(18,351)
Maturities of investments	41,688	29,700
Sales of investments	—	4,051

Net cash provided by (used in) investing activities	(54,301)	15,282
Financing activities
Proceeds from issuance of common stock	7,000	—
Proceeds from exercise of stock options and employee stock purchase plan	488	1,550

Net cash provided by financing activities	7,488	1,550

Net increase (decrease) in cash and cash equivalents	9,102	(4,505)
Cash and cash equivalents at beginning of period	12,823	16,075

Cash and cash equivalents at end of period	$21,925	$11,570

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Unaudited Interim Financial Information

The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2015 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (GAAP). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 14, 2016.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, the period of performance, identification of deliverables and evaluation of milestones with respect to collaborations.

Concentration of Credit Risk

The Company invests in a variety of financial instruments and, by its policy, limits the amount of credit exposure with any one issuer, industry or geographic area.

Accounts receivable are typically unsecured and are concentrated in the pharmaceutical industry and government sector. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies and government funded entities. The Company has not historically experienced any significant losses. At June 30, 2016, accounts receivable consisted of amounts due from the U.S. Food and Drug Administration under an Orphan Products Development grant and the Company believes that the associated credit risks are not significant.

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

For the six months ended June 30, 2016 and 2015, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Six Months Ended June 30,
	2016	2015
Options to purchase common stock, including purchases from contributions to ESPP	9,352,432	7,954,304
Restricted stock units	347,111	58,975
Warrants to purchase common stock	150,000	150,000

	9,849,543	8,163,279

Revenue Recognition

The Company enters into corporate collaborations under which the Company may obtain upfront license fees, research and development funding, contingent milestones and royalty payments. The Company’s deliverables under these arrangements typically consist of intellectual property rights and research and development services. The Company evaluates whether the delivered elements under these arrangements have value to the collaboration partners on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. If the Company determines that multiple deliverables exist, the consideration is allocated to one or more units of accounting based upon the best estimate of the selling price of each deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting. A delivered item or items that do not have stand-alone value to the Company’s collaboration partner shall be combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting. For a combined unit of accounting, non-refundable upfront fees and milestones are recognized in a manner consistent with the final deliverable, which has generally been ratably over the period of performance obligation.

Contingency payments (received upon the achievement of certain events by the Company’s collaborators) and milestone payments (received upon the achievement of certain events by the Company) are non-refundable and recognized as revenues over the period of the collaboration arrangement. This typically results in a portion of the payments being recognized at the date the contingency or milestone is achieved, which portion is equal to the applicable percentage of the performance period that has elapsed at the date of achievement, and the balance being recognized over the remaining performance period of the agreement. In certain situations, the Company may receive contingent payments after the end of the Company’s period of continued involvement. In such circumstances, the Company would recognize the full amount of the contingent revenues when the contingency is achieved. Contingency and milestones payments, when recognized as revenue, are classified as collaboration and license revenues in the Condensed Consolidated Statements of Operations.

Revenue from government and private agency grants are recognized as the related research and development expenses are incurred and to the extent that funding is approved.

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income. For the periods presented other comprehensive income consists of unrealized gains on the Company’s available-for-sale securities. For the three and six months ended June 30, 2016, there were no sales of investments, and therefore there were no reclassifications. For the same periods ended June 30, 2015, amounts reclassified from accumulated other income to net income for unrealized gains (losses) on available-for-sale securities were not significant, and were recorded as part of other income (expense), net in the Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Boards (FASB) issued Accounting Standards Updates (ASU) No. 2014-15 (Subtopic 205-40)—Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15) which provides guidance about management’s responsibility to evaluate whether or not there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for the Company the year ending December 31, 2016. Early application is permitted. The adoption of this standard is not expected to have an impact on its financial statements.

In May 2015, the FASB issued a comprehensive new standard on revenue from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new standard by one year. The standard would become effective for the Company beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is currently evaluating the impact of its adoption of this standard on its financial statements.

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

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market fund	$21,715	$—	$—	$21,715
U.S. treasury securities	21,133	59	—	21,192
Government-sponsored agencies	16,964	5	—	16,969
Commercial paper	20,323	—	—	20,323
Corporate debt securities	59,429	22	(6)	59,445

Total available-for-sale securities	$139,564	$86	$(6)	$139,644

Classified as:
Cash equivalents				$21,715
Short-term investments				103,784
Long-term investments				14,145

Total available-for-sale securities				$139,644

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market fund	$11,340	—	—	$11,340
U.S. treasury securities	14,027	1	(2)	14,026
Government-sponsored agencies	30,959	—	(25)	30,934
Commercial paper	3,992	—	—	3,992
Corporate debt securities	14,528	—	(14)	14,514

Total available-for-sale securities	$74,846	$1	$(41)	$74,806

Classified as:
Cash equivalents				$11,340
Short-term investments				58,455
Long-term investments				5,011

Total available-for-sale securities				$74,806

Cash equivalents in the tables above exclude cash of $0.2 million and $1.5 million as of June 30, 2016 and December 31, 2015, respectively. All available-for-sale securities held as of June 30, 2016 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of June 30, 2016 have been in a continuous unrealized loss position for more than 12 months. As of June 30, 2016, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
Description	Level 1	Level 2	Level 3	Total
Money market fund	$21,715	$—	$—	21,715
U.S. treasury securities	—	21,192	—	21,192
Government-sponsored agencies	—	16,969	—	16,969
Commercial paper	—	20,323	—	20,323
Corporate debt securities	—	59,445	—	59,445

Total assets	$21,715	$117,929	$—	$139,644

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Money market fund	$11,340	$—	$—	$11,340
U.S. treasury securities	—	14,026	—	14,026
Government-sponsored agencies	—	30,934	—	30,934
Commercial paper	—	3,992	—	3,992
Corporate debt securities	—	14,514	—	14,514

Total assets	$11,340	$63,466	$—	$74,806

During the six months ended June 30, 2016, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Research and development related	$4,472	$2,223
Compensation related	1,491	1,908
Consulting and Professional Services	461	454
Other	296	234

	$6,720	$4,819

6.	Related-Party Transactions

Bio-Techne

Bio-Techne Corporation, formerly Techne Corporation, is one of the Company’s principal stockholders. In connection with the Company’s initial public offering (IPO) in February 2012, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00 per share, or 200% of the IPO price of its common stock, which was outstanding as of June 30, 2016. The Company had an accounts payable balance due to Bio-Techne for the purchases of research materials of $15,000 and zero as of June 30, 2016 and December 31, 2015, respectively.

7.	Collaboration and License Agreement

In May, 2016, the Company entered into an exclusive collaboration and license agreement with Vifor (International) Ltd., (Vifor) pursuant to which the Company granted Vifor exclusive rights to commercialize CCX168 in Europe and certain other markets (the CCX168 Agreement). CCX168 is the Company’s lead drug candidate for the treatment of patients with anti-neutrophil cytoplasmic auto-antibody associated vasculitis and other rare diseases. The Company retained control of ongoing and future development of CCX168 (other than country-specific development in the licensed territories) and all commercialization rights to CCX168 in the United States and other countries not licensed to Vifor. The CCX168 Agreement also provides Vifor with an exclusive option to negotiate during 2016 a worldwide license agreement for one of the Company’s other drug candidates, CCX140, an orally administered inhibitor of the chemokine receptor known as CCR2.

In connection with the CCX168 Agreement, the Company received a non-refundable upfront payment of $85.0 million, comprising $60.0 million in cash and $25.0 million in the form of an equity investment to purchase 3,333,333 shares of the Company’s common stock at a price of $7.50 per share. The $85.0 million upfront consideration has been allocated as follows:

•	$7.0 million for the issuance of 3,333,333 shares of the Company’s common stock valued at $2.10 per share, the closing stock price on the effective date of the agreement, May 9, 2016.

•	$12.5 million, which may be credited against an upfront fee payable by Vifor, should the parties enter into a worldwide license agreement for CCX140. The amount creditable decreases ratably over time and will fully expire in the fourth quarter of 2016. As of June 30, 2016, the Company recorded the $12.5 million non-refundable, potential advance payment as noncurrent deferred revenue on the Company’s Condensed Consolidated Balance Sheets.

•	The remaining upfront consideration of $65.5 million will be recognized over the estimated period of performance under the CCX168 Agreement, which approximates 4.2 years. The deliverables under the CCX168 Agreement consist of intellectual property licenses, development and regulatory services for the submission of the Marketing Authorization Application (MAA). The Company considered the provisions of the revenue recognition multiple-element arrangement guidance and concluded that the license and the development and regulatory activities for the submission of the MAA do not have stand-alone value because the rights conveyed to do not permit Vifor to perform all efforts necessary to use the Company’s technology to bring the compound through development and, upon regulatory approval, commercialization of the compound. Accordingly, the Company combined these deliverables and allocated the remaining upfront consideration of $65.5 million into a single unit of accounting. For the three and six months ended June 30, 2016, the Company recognized $2.6 million under the CCX168 Agreement.

Upon achievement of certain regulatory and commercial milestones with CCX168, the Company will receive additional payments of up to $510.0 million under the CCX168 Agreement. In addition, the Company will receive royalties, with rates ranging between the teens and mid-twenties, on future potential net sales of CCX168 by Vifor in the licensed territories.

The Company determined that future contingent payments related to regulatory milestones meet the definition of a substantive milestone under the accounting guidance. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved. The Company will be eligible to receive contingent payments related to commercial milestones based on the performance of Vifor and these payments are not considered to be milestones under the accounting guidance. These contingent commercial milestone payments will be included in the allocation of arrangement consideration if and when achieved, resulting in an accounting treatment similar to the upfront payment. As of June 30, 2016, the Company has not received any milestone payments under the CCX168 Agreement. The Company expects to recognize royalty revenue in the period of sale of the related product, based on the underlying contract terms.

8.	Government Grant

In April 2016, the Company was awarded an Orphan Products Development grant by the U.S. Food and Drug Administration in the amount of $500,000 to support the clinical development of CCX168. The term of the grant expires in May 2017. During the six months ended June 30, 2016, the Company recognized $175,000 of grant revenue and such amount was recorded as accounts receivable as of June 30, 2016.

9.	Equity Incentive Plans

Stock Options

During the six months ended June 30, 2016, the Company had the following option activities under its equity incentive plans:

		Outstanding Options
	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2015	2,157,641	7,847,449	$8.52
Shares authorized	1,750,000
Granted (1)	(2,033,410)	1,706,600	3.42
Exercised	—	(107,500)	2.05
Forfeited and expired	114,225	(114,225)	7.51

Balance at June 30, 2016	1,988,456	9,332,324	$7.68	6.95	$1,853,141

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs granted for the period.

Stock-based Compensation

Total stock-based compensation expense was $2.3 million and $4.6 million during the three and six months ended June 30, 2016, respectively, and $2.4 million and $4.8 million, respectively, during the same period ended June 30, 2015. As of June 30, 2016, $11.8 million, $1.1 million, and $0.1 million of total unrecognized compensation expenses associated with outstanding stock options, unvested RSUs, and the ESPP, net of estimated forfeitures, were expected to be recognized over a weighted-average period of 2.57, 2.01, and 0.38 years, respectively.

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

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat orphan and rare diseases, autoimmune diseases, inflammatory disorders and cancer. Our pipeline comprises the following programs:

Orphan and Rare Diseases:

•	CCX168 is an orally-administered complement inhibitor targeting the C5a receptor (C5aR) and is being developed for orphan and rare diseases, including anti-neutrophil cytoplasmic auto-antibody associated vasculitis, or AAV, atypical hemolytic uremic syndrome, or aHUS, and immunoglobulin A-mediated nephropathy, or IgAN. CCX168 has been granted orphan drug designation for the treatment of AAV in the United States and European Union and has been granted PRIority Medicines, or PRIME, designation from the European Medicines Agency, or EMA, for the treatment of AAV. The PRIME initiative is designed to enhance supports for the accelerated assessment of investigational therapies addressing unmet medical need.

CCX168 has successfully completed and reported positive clinical data from two Phase II clinical trials in patients with AAV, known as the CLEAR and CLASSIC trials. The CLEAR study met its primary endpoint whereby treatment with CCX168 demonstrated numerical superiority and statistical non-inferiority in Birmingham Vasculitis Activity Score, or BVAS response relative to standard of care, or SOC. Whereas the CLEAR trial was focused on efficacy outcomes, the CLASSIC study was designed to assess the safety profile of CCX168 when added to the current SOC therapy. The CLASSIC safety study successfully met its objectives; the addition of CCX168 to SOC therapy did not add safety concerns beyond those seen with SOC alone. We plan to conduct end-of-Phase II meetings with regulatory agencies and initiate the Phase III development program in patients with AAV by the end of 2016.

Immuno-Oncology:

•	CCX872 is being evaluated in patients with non-resectable pancreatic cancer, and is our second inhibitor of the chemokine receptor known as CCR2. CCX872 completed Phase I clinical development in healthy volunteers. A Phase Ib clinical trial in patients with advanced pancreatic cancer is ongoing. Having recently presented pharmacodynamic and pharmacokinetic data from the first step of the study, we expect to report early objective response rate data in the third quarter of 2016 and initial progression free survival data in the fourth quarter of 2016.

•	Chemoattractant Receptor Targets—CCR1, CCR4, CCR5, CCR6, CXCR2, CXCR7—We believe these chemokine and chemoattractant receptors play an important role in establishing a tumor microenvironment that suppresses a cytotoxic immune response. We have discovered small molecule inhibitors targeting these chemoattractant receptors, which may be developed in certain oncology indications targeting both solid and liquid tumors. We believe that such immunotherapeutic agents could be administered as stand-alone therapies or result in a synergistic effect when given in combination with traditional chemotherapies or other immunotherapies, such as programmed cell death protein 1, or PD-1/programmed death ligand 1, or PD-L1 antibodies.

Chronic Kidney Disease:

•	CCX140 is an inhibitor of the chemokine receptor known as CCR2 (distinct from CCX872 above) and is being developed as an orally administered therapy for the treatment of diabetic nephropathy, or DN, a form of chronic kidney disease. We have successfully completed and reported positive data from a Phase II clinical trial in patients with DN. The trial met its primary endpoint by demonstrating that treatment with 5mg of CCX140 given orally once daily added to an SOC angiotensin converting enzyme inhibitor or angiotensin II receptor blocker treatment resulted in a statistically significant improvement in urinary albumin to creatinine ratio beyond that achieved with SOC alone. We are preparing to conduct an end-of-Phase II meeting with the U.S. Food and Drug Administration, or FDA.

Other Inflammatory and Autoimmune Diseases:

•	Th-17 cell-driven inflammation and CCR6—Th-17 driven cells have been implicated in a variety of autoimmune and inflammatory diseases such as psoriasis, rheumatoid arthritis, and asthma. Th-17 cells express high levels of the chemokine receptor known as CCR6, which induces their migration to and activation within disease sites. We have a preclinical program in the inhibition of CCR6 which has produced several unique CCR6 inhibitor leads that are now being optimized through medicinal chemistry approaches, which we plan to advance to a clinical candidate.

•	Vercirnon (also known as Traficet-EN, or CCX282) is an inhibitor of the chemokine receptor known as CCR9, and being developed as an orally administered therapy for the treatment of patients with moderate-to-severe Crohn’s disease. Vercirnon is ready to continue development in Phase III with a partner, should an alliance partner be identified for this program.

•	CCX507 is our second generation CCR9 inhibitor for the treatment of inflammatory bowel disease, or IBD. CCX507 has successfully completed Phase I clinical development, which demonstrated that CCX507 was safe and well-tolerated, and blocked CCR9 on circulating leukocytes. We also presented preclinical data with CCX507 in combination with an anti-a4b7 or anti-TNF antibody showing combined treatment reduced the severity of colitis better than monotherapy with either drug alone.

All of our drug candidates are wholly owned and being developed independently by us. Our strategy also includes identification of next generation compounds related to our drug candidates, all of which have been internally discovered.

Business Highlights and Recent Developments

In June 2016, we announced positive top-line results from our Phase II CLASSIC safety trial with CCX168 in patients with AAV. The goal of the CCX168 development program in AAV is to reduce or eliminate the use of chronic high dose steroids in the current SOC treatment. However, in order to inform potential regulatory queries and eventual labeling requirements for CCX168 in AAV, the Phase II CLASSIC study was designed to assess the safety profile of CCX168 when added to the current SOC therapy. The CLASSIC safety study met its objectives. CCX168 was shown to be well tolerated in patients with AAV when added to the current SOC regimen. The incidence of serious adverse events was similar across treatment groups in the study. While the CLASSIC safety study was not designed or powered for inferential statistical analyses on efficacy, treatment response for each cohort was assessed at week 12 using the BVAS. Results showed that the BVAS response was numerically higher in patients receiving CCX168 compared to control.

In June 2016, we announced that we received PRIME designation from the EMA, for CCX168 for the treatment of AAV. As described by the EMA, PRIME aims to bring promising innovative medicines to patients faster by optimizing and supporting medicine development. To be accepted for PRIME, a medicine has to show its potential to benefit patients with unmet medical needs based on clinical data.

In May 2016, we entered into an exclusive collaboration and license agreement with Vifor (International) Ltd., or Vifor to commercialize our complement C5aR receptor, CCX168, in Europe and certain other markets, or the CCX168 Agreement. In connection with this agreement, we received a non-refundable upfront payment of $85.0 million, comprising $60.0 million in cash and $25.0 million in the form of an equity investment to purchase our common stock at a price of $7.50 per share. We retain control of ongoing and future development of CCX168 (other than country-specific development in the licensed territories), and all commercialization rights to CCX168 in the United States and other countries not licensed to Vifor. Upon achievement of certain regulatory and sales based milestones with CCX168, we will receive additional payments under this agreement. In addition, we will receive royalties, with rates ranging from the teens to mid-twenties, on future potential net sales of CCX168 by Vifor in the licensed territories. Lastly, this agreement also provides Vifor with an exclusive option to negotiate during 2016 a worldwide license agreement for CCX140.

In April 2016, we announced the award of an FDA Orphan Products Development grant of $500,000 to support the clinical development of CCX168, our lead drug candidate for the treatment of patients with AAV.

Since commencing our operations in 1997, our efforts have focused on research, development and the advancement of our drug candidates into and through clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of convertible preferred and common stock, contract revenue under our collaborations, government contracts and grants and borrowings under equipment financing arrangements. As of June 30, 2016, we had an accumulated deficit of $292.3 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the three months ended June 30, 2016, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 14, 2016, other than the following.

Revenue Recognition

We enter into corporate collaboration and license agreements under which we may obtain upfront license fees, research and development funding, contingent milestone and royalty payments. Our deliverables under these arrangements may include intellectual property rights, distribution rights, delivery of manufactured product, participation on joint steering committees and/or research and development services. In order to account for the multiple-element arrangements, we identify the deliverables included within the arrangement and evaluate whether the delivered elements under these arrangements have value to our collaboration partner on a stand-alone basis and represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver future goods or services, a right or license to use an asset, or another performance obligation. If we determine that multiple deliverables exist, the consideration is allocated to one or more units of accounting based upon the best estimate of the selling price of each deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting. For a combined unit of accounting, non-refundable upfront fees are recognized in a manner consistent with the final deliverable, which has generally been ratably over the estimated period of continued involvement. We periodically review the basis for our estimates, and we may change the estimates if circumstances change. These changes can significantly increase or decrease the amount of revenue recognized. Amounts received in advance of performance are recorded as deferred revenue. Upfront fees are classified as collaboration and license revenue in our consolidated statements of operations.

We consider sales-based contingent payments to be royalty revenue which is generally recognized at the date the contingency is achieved. Royalties are classified as license revenues in our consolidated statements of operations.

For certain contingent payments under collaboration and license arrangements, we recognize revenue using the milestone method. Under the milestone method a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive requires estimation and judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) reasonable relative to all deliverables and payment terms in the arrangement. In making the determination as to whether a milestone is substantive or not, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether any portion of the milestone consideration is related to future performance or deliverables.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the three and six months ended June 30, 2016, our revenue was derived from the recognition of the upfront payment related to the CCX168 Agreement, as well as grant revenue from the FDA Orphan Products Development grant to support the clinical development of CCX168 for the treatment of patients with AAV. Total revenue for the periods, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Collaboration and license revenue	$2,620	$—	$2,620	$—
Grant revenue	175	—	175	—

Total revenues	$2,795	$—	$2,795	$—

Dollar increase	$2,795		$2,795
Percentage increase	100%		100%

The increases in revenue from 2015 to 2016 for the three and six month periods were primarily due to: (i) amortization of the upfront payment from Vifor and (ii) grant revenue from the FDA to support the clinical development of CCX168 for the treatment of patients with AAV.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, the discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We expense all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three and six months ended June 30, 2016, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expenses	$9,062	$8,602	$20,307	$17,022
Dollar increase	$460		$3,285
Percentage increase	5%		19%

The increase in research and development expenses from 2015 to 2016 for the three month period was primarily attributable to higher expenses associated with CCX872, our second generation CCR2 inhibitor, following the completion of enrollment of our clinical trial in patients with advanced pancreatic cancer. This increase was partially offset by lower expenses associated with CCX168, our C5aR inhibitor, due to the completion of the CLEAR Phase II clinical trial in Europe for the treatment of AAV and the completion of the treatment period in the CLASSIC Phase II clinical trial for the same in North America in the 2016 period.

The increase in research and development expenses from 2015 to 2016 for the six month period was primarily attributable to higher expenses associated with CCX872 for our clinical trial in patients with advanced pancreatic cancer as discussed above and higher expenses associated with CCX168 due to the completion of ancillary Phase I clinical trials to support anticipated end of Phase II meetings with regulatory agencies.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Development candidate (Target)
CCX168 (C5aR)	$3,762	$3,985	$9,270	$7,962
CCX872 (CCR2 2G)	1,484	779	3,223	1,372
CCX140 (CCR2)	221	529	860	937
CCX507 (CCR9)	15	—	49	75
Other (CCR6, C5aR 2G, CCR2 3G, CXCR2, CCR1, CCR9 3G, CCR4, CXCR7, Others)	3,580	3,309	6,905	6,676

Total research and development	$9,062	$8,602	$20,307	$17,022

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

General and administrative expenses

Total general and administrative expenses for the three and six month periods, as compared to the same periods in the prior year were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
General and administrative expenses	$3,877	$3,576	$7,961	$7,265
Dollar increase	$301		$696
Percentage increase	8%		10%

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

The increase from 2015 to 2016 for the three month period was primarily due to increase in intellectual property related expenses. The increase from 2015 to 2016 for the six month period was primarily due to increase in intellectual property related expenses, as well as travel expenses and professional fees relating to our business development efforts.

We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a public company. These public company related increases will likely include, but not be limited to, investor and public relations expenses, legal and accounting related fees, and expenses associated with preparing to meet the requirements pursuant to the Sarbanes-Oxley Act of 2002, including in connection with the expiration of our status as an emerging growth company, expected to occur in 2017.

Other income, net

Other income, net primarily consists of interest income earned on our marketable securities. Total other income, net, for the three and six month periods, as compared to the same periods in the prior year was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income	$161	$100	$247	$203

Total other income, net	$161	$100	$247	$203

Dollar decrease	$61		$44
Percentage decrease	61%		22%

The increase in total other income, net from 2015 to 2016 for the three and six month periods were primarily due to higher cash and investment balances in the 2016 periods due to the receipt of $85.0 million in connection with the CCX168 Agreement.

Liquidity and Capital Resources

As of June 30, 2016, we had approximately $139.9 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash provided by (used in)
Operating activities	$55,915	$(21,337)
Investing activities	(54,301)	15,282
Financing activities	7,488	1,550

Operating activities. Net cash provided by operating activities was $55.9 million for the six months ended June 30, 2016, compared to cash used of $21.3 million for the same period in 2015. This change was primarily due to changes in working capital items. For the six months ended June 2016, changes in working capital include $75.4 million of deferred revenue in connection with the CCX168 Agreement.

Investing activities. Net cash provided by or used in investing activities for periods presented primarily relate to the purchase and maturity of investments used to fund the day-to-day needs of our business.

Financing activities. Net cash provided by financing activities was $7.5 million for the six months ended June 30, 2016, which was primarily due to the receipt of $7.0 million in net proceeds from the issuance of 3,333,333 shares of our common in connection with the CCX168 Agreement. Net cash provided by financing activities for both periods presented also included proceeds from the exercise of stock options and purchases from contributions to our 2012 Employee Stock Purchase Plan.

We believe that our existing cash, cash equivalents and investments as of June 30, 2016, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Boards, or FASB, issued Accounting Standards Updates, or ASU, No. 2014-15 (Subtopic 205-40)—Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15) which provides guidance about management’s responsibility to evaluate whether or not there is substantial doubt about our ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for us the year ending December 31, 2016. Early application is permitted. The adoption of this standard is not expected to have an impact on our financial statements.

In May 2015, the FASB issued a comprehensive new standard on revenue from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new standard by one year. The standard would become effective for us beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the impact of our adoption of this standard on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2016 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 14, 2016.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2016, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 14, 2016, other than the addition of the following risk factor.

Risks Related to the Securities Markets and an Investment in Our Stock

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

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

CHEMOCENTRYX, INC.

Date: August 9, 2016	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2016	/s/ Susan M. Kanaya
Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

10.1†	Collaboration and License Agreement, dated as of May 9, 2016, by and between the Registrant and Vifor (International) Ltd.

10.2	Stock Purchase Agreement, dated as of May 9, 2016, by and between the Registrant and Vifor (International) Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.