Form 10-Q
period 2016-09-30
ChemoCentryx, Inc.
filed 2016-11-08
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 31, 2016, was 47,805,846.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	September 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$13,867	$12,823
Short-term investments	107,728	58,455
Accounts receivable	120	—
Prepaid expenses and other current assets	953	757

Total current assets	122,668	72,035
Property and equipment, net	778	949
Long-term investments	10,016	5,011
Other assets	285	160

Total assets	$133,747	$78,155

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$840	$675
Accrued liabilities	7,188	4,819
Deferred revenue	18,166	—

Total current liabilities	26,194	5,494
Non-current deferred revenue	53,083	—
Other non-current liabilities	116	154

Total liabilities	79,393	5,648

Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2016 and December 31, 2015; 47,793,612 shares and 44,185,506 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	48	44
Additional paid-in capital	353,720	339,615
Note receivable	(16)	(16)
Accumulated other comprehensive income (loss)	(4)	(40)
Accumulated deficit	(299,394)	(267,096)

Total stockholders’ equity	54,354	72,507

Total liabilities and stockholders’ equity	$133,747	$78,155

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Collaboration and license revenue	$4,131	$—	$6,751	$—
Grant revenue	120	—	295	—

Total revenue	4,251	—	7,046	—

Operating expenses:
Research and development	8,389	7,931	28,696	24,953
General and administrative	3,193	3,811	11,154	11,076

Total operating expenses	11,582	11,742	39,850	36,029

Loss from operations	(7,331)	(11,742)	(32,804)	(36,029)
Other income (expense):
Interest income	259	95	506	298

Total other income, net	259	95	506	298

Net loss	$(7,072)	$(11,647)	$(32,298)	$(35,731)

Basic and diluted net loss per common share	$(0.15)	$(0.26)	$(0.70)	$(0.82)

Shares used to compute basic and diluted net loss per common share	47,763	44,070	45,942	43,804

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(7,072)	$(11,647)	$(32,298)	$(35,731)
Unrealized gain (loss) on available-for-sale securities	(84)	33	36	114

Comprehensive loss	$(7,156)	$(11,614)	$(32,262)	$(35,617)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(32,298)	$(35,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	260	375
Stock-based compensation	6,488	6,865
Noncash interest expense, net	142	902
Changes in assets and liabilities:
Accounts receivable	(120)	—
Prepaids and other current assets	(196)	208
Other assets	(125)	—
Accounts payable	165	(133)
Deferred revenue	71,249	—
Other liabilities	2,331	(2,545)

Net cash provided by (used in) operating activities	47,896	(30,059)
Investing activities
Purchases of property and equipment, net	(89)	(178)
Purchases of investments	(116,958)	(20,383)
Maturities of investments	62,574	43,423
Sales of investments	—	4,051

Net cash provided by (used in) investing activities	(54,473)	26,913
Financing activities
Proceeds from issuance of common stock	7,000	—
Proceeds from exercise of stock options and employee stock purchase plan	621	1,643

Net cash provided by financing activities	7,621	1,643

Net increase (decrease) in cash and cash equivalents	1,044	(1,503)
Cash and cash equivalents at beginning of period	12,823	16,075

Cash and cash equivalents at end of period	$13,867	$14,572

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Accounts receivable are typically unsecured and are concentrated in the pharmaceutical industry and government sector. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies and government funded entities. The Company has not historically experienced any significant losses. At September 30, 2016, accounts receivable consisted of amounts due from the U.S. Food and Drug Administration under an Orphan Products Development grant and the Company believes that the associated credit risks are not significant.

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

For the nine months ended September 30, 2016 and 2015, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Nine Months Ended
	September 30,
	2016	2015
Options to purchase common stock, including purchases from contributions to ESPP	9,363,696	7,947,677
Restricted stock units	340,344	67,481
Warrants to purchase common stock	150,000	150,000

	9,854,040	8,165,158

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

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). For the periods presented other comprehensive income (loss) consists of unrealized gains (losses) on the Company’s available-for-sale securities. For the three and nine months ended September 30, 2016, there were no sales of investments, and therefore there were no reclassifications. For the same periods ended September 30, 2015, amounts reclassified from accumulated other income to net income for unrealized gains (losses) on available-for-sale securities were not significant, and were recorded as part of other income (expense), net in the Condensed Consolidated Statements of Operations.

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

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market fund	$12,553	$—	$—	$12,553
U.S. treasury securities	38,168	23	(3)	38,188
Government-sponsored agencies	6,824	1	—	6,825
Commercial paper	18,367	—	—	18,367
Corporate debt securities	54,390	2	(28)	54,364

Total available-for-sale securities	$130,302	$26	$(31)	$130,297

Classified as:
Cash equivalents				$12,553
Short-term investments				107,728
Long-term investments				10,016

Total available-for-sale securities				$130,297

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market fund	$11,340	—	—	$11,340
U.S. treasury securities	14,027	1	(2)	14,026
Government-sponsored agencies	30,959	—	(25)	30,934
Commercial paper	3,992	—	—	3,992
Corporate debt securities	14,528	—	(14)	14,514

Total available-for-sale securities	$74,846	$1	$(41)	$74,806

Classified as:
Cash equivalents				$11,340
Short-term investments				58,455
Long-term investments				5,011

Total available-for-sale securities				$74,806

Cash equivalents in the tables above exclude cash of $1.3 million and $1.5 million as of September 30, 2016 and December 31, 2015, respectively. All available-for-sale securities held as of September 30, 2016 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of September 30, 2016 have been in a continuous unrealized loss position for more than 12 months. As of September 30, 2016, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
Description	Level 1	Level 2	Level 3	Total
Money market fund	$12,553	$—	$—	12,553
U.S. treasury securities	—	38,188	—	38,188
Government-sponsored agencies	—	6,825	—	6,825
Commercial paper	—	18,367	—	18,367
Corporate debt securities	—	54,364	—	54,364

Total assets	$12,553	$117,744	$—	$130,297

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Money market fund	$11,340	$—	$—	$11,340
U.S. treasury securities	—	14,026	—	14,026
Government-sponsored agencies	—	30,934	—	30,934
Commercial paper	—	3,992	—	3,992
Corporate debt securities	—	14,514	—	14,514

Total assets	$11,340	$63,466	$—	$74,806

During the nine months ended September 30, 2016, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Research and development related	$4,470	$2,223
Compensation related	1,808	1,908
Consulting and professional services	456	454
Other	454	234

	$7,188	$4,819

6.	Related-Party Transactions

Bio-Techne

Bio-Techne Corporation, formerly Techne Corporation, is one of the Company’s principal stockholders. In connection with the Company’s initial public offering (IPO) in February 2012, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00 per share, or 200% of the IPO price of its common stock, which was outstanding as of September 30, 2016. The Company had an accounts payable balance due to Bio-Techne for the purchases of research materials of $2,000 and zero as of September 30, 2016 and December 31, 2015, respectively.

7.	Collaboration and License Agreement

In May 2016, the Company entered into an exclusive collaboration and license agreement with Vifor (International) Ltd., (Vifor) pursuant to which the Company granted Vifor exclusive rights to commercialize CCX168 (avacopan) in Europe and certain other markets (the Avacopan Agreement). Avacopan is the Company’s lead drug candidate for the treatment of patients with anti-neutrophil cytoplasmic auto-antibody associated vasculitis and other rare diseases. The Company retained control of ongoing and future development of avacopan (other than country-specific development in the licensed territories) and all commercialization rights to avacopan in the United States and other countries not licensed to Vifor. The Avacopan Agreement also provides Vifor with an exclusive option to negotiate during 2016 a worldwide license agreement for one of the Company’s other drug candidates, CCX140, an orally administered inhibitor of the chemokine receptor known as CCR2.

In connection with the Avacopan Agreement, the Company received a non-refundable upfront payment of $85.0 million, comprising $60.0 million in cash and $25.0 million in the form of an equity investment to purchase 3,333,333 shares of the Company’s common stock at a price of $7.50 per share. The $85.0 million upfront consideration was initially allocated as of June 2016 as follows:

•	$7.0 million for the issuance of 3,333,333 shares of the Company’s common stock valued at $2.10 per share, the closing stock price on the effective date of the agreement, May 9, 2016.

•	$12.5 million, which may be credited against an upfront fee payable by Vifor, should the parties enter into a worldwide license agreement for CCX140. The amount creditable decreases ratably into the fourth quarter of 2016. As of June 30, 2016, the Company recorded the $12.5 million non-refundable, potential advance payment as noncurrent deferred revenue on the Company’s Condensed Consolidated Balance Sheets.

•	The remaining upfront consideration of $65.5 million will be recognized over the estimated period of performance under the Avacopan Agreement, which approximates 4.2 years, ending in June 2020. The deliverables under the Avacopan Agreement consist of intellectual property licenses, development and regulatory services for the submission of the Marketing Authorization Application (MAA). The Company considered the provisions of the revenue recognition multiple-element arrangement guidance and concluded that the license and the development and regulatory activities for the submission of the MAA do not have stand-alone value because the rights conveyed to do not permit Vifor to perform all efforts necessary to use the Company’s technology to bring the compound through development and, upon regulatory approval, commercialization of the compound. Accordingly, the Company combined these deliverables and allocated the remaining upfront consideration of $65.5 million into a single unit of accounting.

As of September 30, 2016, $9.4 million of the $12.5 million potentially creditable towards a CCX140 license agreement expired and was reclassified to the amortizable portion of deferred revenue, which continues to be recognized over the estimated period of performance under the Avacopan Agreement ending in June 2020. As of September 30, 2016, $3.1 million remained as potentially creditable and was classified as noncurrent deferred revenue on the Company’s Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2016, the Company recognized $4.1 million and $6.8 million, respectively, of collaboration and license revenue under the Avacopan Agreement.

Upon achievement of certain regulatory and commercial milestones with avacopan, the Company will receive additional payments of up to $510.0 million under the Avacopan Agreement. In addition, the Company will receive royalties, with rates ranging between the teens and mid-twenties, on future potential net sales of avacopan by Vifor in the licensed territories.

The Company determined that future contingent payments related to regulatory milestones meet the definition of a substantive milestone under the accounting guidance. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved. The Company will be eligible to receive contingent payments related to commercial milestones based on the performance of Vifor and these payments are not considered to be milestones under the accounting guidance. These contingent commercial milestone payments will be included in the allocation of arrangement consideration if and when achieved, resulting in an accounting treatment similar to the upfront payment. As of September 30, 2016, the Company has not received any milestone payments under the Avacopan Agreement. The Company expects to recognize royalty revenue in the period of sale of the related product, based on the underlying contract terms.

8.	Government Grant

In April 2016, the Company was awarded an Orphan Products Development grant by the U.S. Food and Drug Administration in the amount of $500,000 to support the clinical development of avacopan. The term of the grant expires in May 2017. During the three and nine months ended September 30, 2016, the Company recognized $120,000 and $295,000, respectively, of grant revenue. As of September 30, 2016, $120,000 was recorded as accounts receivable.

9.	Equity Incentive Plans

Stock Options

During the nine months ended September 30, 2016, the Company had the following option activities under its equity incentive plans:

		Outstanding Options
	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2015	2,157,641	7,847,449	$8.52
Shares authorized	1,750,000
Granted (1)	(2,070,910)	1,744,100	3.45
Exercised	—	(138,750)	2.56
Forfeited and expired	146,670	(146,670)	7.09

Balance at September 30, 2016	1,983,401	9,306,129	$7.68	6.71	$4,803,309

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs granted for the period.

Stock-based Compensation

Total stock-based compensation expense was $1.8 million and $6.5 million during the three and nine months ended September 30, 2016, respectively, and $2.1 million and $6.9 million, respectively, during the same period ended September 30, 2015. As of September 30, 2016, $10.1 million, $0.9 million, and $0.1 million of total unrecognized compensation expenses associated with outstanding stock options, unvested RSUs, and the ESPP, net of estimated forfeitures, were expected to be recognized over a weighted-average period of 2.40, 1.75, and 0.12 years, respectively.

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 14, 2016 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the SEC on August 9, 2016.

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

Overview

ChemoCentryx is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat orphan and rare diseases, autoimmune diseases, inflammatory disorders and cancer. Our pipeline comprises the following programs:

Orphan and Rare Diseases:

•	CCX168 (avacopan) is an orally-administered complement inhibitor targeting the C5a receptor (C5aR) and is being developed for orphan and rare diseases, including anti-neutrophil cytoplasmic auto-antibody associated vasculitis (AAV), atypical hemolytic uremic syndrome (aHUS), and complement 3 glomerulopathy (C3G). Avacopan has been granted orphan drug designation for the treatment of AAV in the United States and European Union and has been granted PRIority MEdicines, or PRIME, designation from the European Medicines Agency, or EMA, for the treatment of AAV. The PRIME initiative is designed to enhance supports for the accelerated assessment of investigational therapies addressing unmet medical need.

Avacopan has successfully completed and reported positive clinical data from two Phase II clinical trials in patients with AAV, known as the CLEAR and CLASSIC trials. The CLEAR study met its primary endpoint whereby treatment with avacopan demonstrated numerical superiority and statistical non-inferiority in Birmingham Vasculitis Activity Score, or BVAS response relative to standard of care, or SOC. Whereas the CLEAR trial was focused on efficacy outcomes, the CLASSIC study was designed to assess the safety profile of avacopan when added to the current SOC therapy. The CLASSIC safety study successfully met its objectives; the addition of avacopan to SOC therapy did not add safety concerns beyond those seen with SOC alone. We are finalizing our Phase III plan following our end-of-Phase II and scientific advice meetings with regulatory agencies and plan to initiate the Phase III development program in patients with AAV by the end of 2016. In addition, we plan to initiate clinical endpoint studies in patients with C3G and aHUS in 2017.

Immuno-Oncology and Other Therapeutic Indications:

•	CCX872 is being evaluated in patients with non-resectable pancreatic cancer, and is an inhibitor of the chemokine receptor known as CCR2. CCX872 completed Phase I clinical development in healthy volunteers. A Phase Ib clinical trial in patients with advanced pancreatic cancer is ongoing. We recently reported initial 12 week overall response rate, or ORR data from this clinical trial and plan to report initial progression free survival data in early 2017.

•	In other indications, treatment with CCX872 reduced hepatic inflammation, steatosis, and scarring in models of non-alcoholic steatohepatitis, or NASH. We recently reported that treatment with CCX872 achieved a statistically significant reduction in liver fibrosis as compared to placebo control in two murine models of NASH. In addition, CCX872 was more efficacious than a CCR2/CCR5 dual inhibitor, elsewhere in clinical development, in reducing liver fibrosis in a murine methionine-choline deficient diet model which is known to induce NASH. We are evaluating further development of CCX872 for the treatment of NASH.

•	Chemoattractant Receptor Targets—CCR1, CCR2, CCR4, CCR5, CCR6, CXCR2, CXCR7—We believe these chemokine and chemoattractant receptors play an important role in establishing a tumor microenvironment that suppresses a cytotoxic immune response. We have discovered small molecule inhibitors targeting these chemoattractant receptors, which may be developed in certain oncology indications targeting both solid and liquid tumors. We believe that such immunotherapeutic agents could be administered as stand-alone therapies or result in a synergistic effect when given in combination with traditional chemotherapies or other immunotherapies, such as anti-programmed cell death protein 1, or anti-PD-1/programmed death ligand 1, or PD-L1 antibodies.

Chronic Kidney Disease:

•	CCX140 is an inhibitor of the chemokine receptor known as CCR2 (distinct from CCX872 above) and is being developed as an orally administered therapy for the treatment of diabetic nephropathy, or DN, a form of chronic kidney disease. We have successfully completed and reported positive data from a Phase II clinical trial in patients with DN. The trial met its primary endpoint by demonstrating that treatment with 5mg of CCX140 given orally once daily added to an SOC angiotensin converting enzyme inhibitor or angiotensin II receptor blocker treatment resulted in a statistically significant improvement in urinary albumin to creatinine ratio beyond that achieved with SOC alone. Further development of CCX140 in DN would be conducted in the context of a partnership. We are also evaluating CCX140 for the treatment of other orphan and rare diseases.

Other Inflammatory and Autoimmune Diseases:

•	Th17 cell-driven inflammation and CCR6—Th17 driven cells have been implicated in a variety of autoimmune and inflammatory diseases such as psoriasis, rheumatoid arthritis, and asthma. Th17 cells express high levels of the chemokine receptor known as CCR6, which induces their migration to and activation within disease sites. We have a preclinical program in the inhibition of CCR6 which has produced several unique CCR6 inhibitor leads that are now being optimized through medicinal chemistry approaches, which we plan to advance to a clinical candidate.

•	Vercirnon (also known as Traficet-EN, or CCX282) is an inhibitor of the chemokine receptor known as CCR9, has be in development as an orally administered therapy for the treatment of patients with moderate-to-severe Crohn’s disease. Vercirnon is ready to continue development in Phase III with a partner, should an alliance partner be identified for this program.

•	CCX507 is our second generation CCR9 inhibitor for the treatment of inflammatory bowel disease, or IBD. CCX507 has successfully completed Phase I clinical development, which demonstrated that CCX507 was safe and well-tolerated, and blocked CCR9 on circulating leukocytes. We also presented preclinical data with CCX507 in combination with an anti-a4ß7 or anti-TNF antibody showing combined treatment reduced the severity of colitis better than monotherapy with either drug alone.

All of our drug candidates are wholly owned and being developed independently by us, other than pursuant to our exclusive collaboration and license agreement with Vifor (International) Ltd., or Vifor, which provides Vifor exclusive rights to commercialize avacopan in Europe and certain other markets, or the Avacopan Agreement. Our strategy also includes identification of next generation compounds related to our drug candidates, all of which have been internally discovered.

Business Highlights and Recent Developments

In October 2016, we announced that we will present positive data from a Phase II proof-of-concept study with avacopan, to assess the effects of orally-administered avacopan (30 mg twice daily for two weeks) on thrombus formation ex vivo from aHUS patients with end-stage renal disease, at the American Society of Nephrology Kidney Week 2016 Annual Meeting. Five patients have been treated to date. After 14 days of dosing in aHUS patients, the mean decrease in thrombus size was 83%. Treatment appeared to be mechanism specific, as the thrombus size returned to baseline levels when avacopan treatment was stopped. There was one serious adverse event, not considered related to avacopan use, in a patient with long-standing cardiovascular and renal disease of cardiac asystole. Two patients in the study had low platelet counts which improved on avacopan treatment.

In October 2016, we announced that avacopan has shown a beneficial effect on disease in a patient with C3G. C3G is a rare disease of the kidney characterized by deposition of the protein known as C3 (a component of the body’s complement system) in the filtration units (the glomeruli) of the kidney, leading to profound kidney damage and eventual renal failure. There is currently no approved effective standard therapy for C3G. Under the Special Needs program in the United Kingdom (similar to compassionate use protocols in the United States), a C3G renal transplant recipient with deteriorating kidney function has responded well to treatment with the orally administered complement inhibitor avacopan. After only one month of initial treatment with avacopan, renal function (based on estimated glomerular filtration rate or eGFR) stabilized. Moreover, sequential kidney biopsies taken after the patient had been on avacopan for 2 and 7 months showed continued improvement in kidney histology based on a decrease in glomerular endocapillary proliferation and a marked reduction in the number of glomerular inflammatory macrophages, as compared to the pre-treatment biopsy. Based on these findings, we plan to initiate a multi-center clinical endpoint study to further investigate avacopan in the treatment of C3G in the first half of 2017.

In another program targeting CCR2, in September 2016, we announced positive 12 week ORR results from an ongoing open label, single arm Phase Ib clinical trial with CCX872, which aims to evaluate the safety and effects of orally administered CCX872 when added to standard of care FOLFIRINOX (5-fluorouracil, leucovorin, irinotecan and oxaliplatin) treatment in patients with advanced non-resectable pancreatic cancer. CCX872 was well-tolerated and demonstrated a safety profile consistent with FOLFIRINOX alone. We expect to report progression-free survival in early 2017.

Also in our CCR2 program, in October 2016, we announced the presentation of data from in vivo models of NASH with CCX872, a selective orally administered inhibitor of the chemokine receptor known as CCR2, at the October 2016 American College of Gastroenterology Annual Meeting. CCX872 demonstrated significant reductions in liver fibrosis when compared to either placebo or a separate compound which is a dual inhibitor of the chemokine receptors CCR2 and CCR5 currently in clinical development by another party. The data suggest a potential application of CCX872 for the treatment of patients with NASH, a severe type of non-alcoholic fatty liver disease caused by chronic inflammation that can lead to fibrosis (scarring) of the liver. NASH affects three to five percent of the U.S. population.

In October 2016, we appointed Henry A. McKinnell, Jr., Ph.D., retired chief executive officer and chairman of the board of directors of Pfizer, Inc. to our board of directors.

Since commencing our operations in 1997, our efforts have focused on research, development and the advancement of our drug candidates into and through clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of convertible preferred and common stock, contract revenue under our collaborations, government contracts and grants and borrowings under equipment financing arrangements. As of September 30, 2016, we had an accumulated deficit of $299.4 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and implementing any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following the completion of our IPO although if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any September 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the three months ended September 30, 2016, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 14, 2016, other than the following.

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

Results of Operations

Revenue

We have not generated any revenue from product sales. For the three and nine months ended September 30, 2016, our revenue was derived from the recognition of the upfront payment related to the Avacopan Agreement, as well as grant revenue from the FDA Orphan Products Development grant to support the clinical development of avacopan for the treatment of patients with AAV. Total revenue for the periods, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Collaboration and license revenue	$4,131	$—	$6,751	$—
Grant revenue	120	—	295	—

Total revenue	$4,251	$—	$7,046	$—

Dollar increase	$4,251		$7,046
Percentage increase	100%		100%

The increases in revenue from 2015 to 2016 for the three and nine month periods were primarily due to: (i) amortization of the upfront payment from Vifor pursuant to the Avacopan Agreement and (ii) grant revenue from the FDA to support the clinical development of avacopan for the treatment of patients with AAV.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, the discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We expense all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three and nine months ended September 30, 2016, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expenses	$8,389	$7,931	$28,696	$24,953
Dollar increase	$458		$3,743
Percentage increase	6%		15%

The increase in research and development expenses from 2015 to 2016 for the three month period was primarily attributable to higher expenses associated with avacopan, our C5aR inhibitor, for start-up activities related to the Phase III development program in patients with AAV. These increases were partially offset by lower expenses associated with Phase II development of avacopan, due to the completion of the CLEAR and CLASSIC Phase II clinical trials in the 2016 period.

The increase in research and development expenses from 2015 to 2016 for the nine month period was primarily attributable to higher expenses associated with avacopan for start-up activities related to the Phase III development program in patients with AAV, as well as the completion of ancillary Phase I clinical trials in support of end of Phase II meetings with regulatory agencies for the same, as well as higher expenses associated with CCX872 for our ongoing clinical trial in patients with advanced pancreatic cancer. These increases were partially offset by lower expenses associated with Phase II development of avacopan, due to the completion of the CLEAR and CLASSIC Phase II clinical trials in the 2016 period.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Development candidate (Target)
Avacopan (C5aR)	$4,132	$3,285	$13,402	$11,247
CCX872 (CCR2 2G)	808	592	4,031	1,964
CCX140 (CCR2)	317	648	1,177	1,585
CCX507 (CCR9)	22	12	71	87
Other (CCR6, C5aR 2G, CCR2 3G, CXCR2, CCR1, CCR9 3G, CCR4, CXCR7, Others)	3,110	3,394	10,015	10,070

Total research and development	$8,389	$7,931	$28,696	$24,953

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

Most of our product development programs are at an early-to-mid-stage; therefore the successful development of our drug candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each drug candidate and are difficult to predict for each product. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our drug candidates or if, or to what extent, we will generate revenues from the commercialization and sale of any of our drug candidates. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate, as well as ongoing assessment as to each drug candidate’s commercial potential. We will need to raise additional capital or may seek additional strategic alliances in the future in order to complete the development and commercialization of our drug candidates, including avacopan, CCX140, CCX872 and vercirnon.

General and administrative expenses

Total general and administrative expenses for the three and nine month periods, as compared to the same periods in the prior year were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
General and administrative expenses	$3,193	$3,811	$11,154	$11,076
Dollar increase (decrease)	$(618)		$78
Percentage increase	-16%		1%

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

The decrease from 2015 to 2016 for the three month period was primarily due to a decrease in stock compensation expense and intellectual property filing expenses. The increase from 2015 to 2016 for the nine month period was primarily due to increase in professional fees relating to our business development efforts.

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

Other income, net

Other income, net primarily consists of interest income earned on our marketable securities. Total other income, net, for the three and nine month periods, as compared to the same periods in the prior year was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income	$259	$95	$506	$298

Total other income, net	$259	$95	$506	$298

Dollar decrease	$164		$208
Percentage decrease	173%		70%

The increase in total other income, net from 2015 to 2016 for the three and nine month periods were primarily due to higher cash and investment balances in the 2016 periods due to the receipt of $85.0 million in connection with the Avacopan Agreement.

Liquidity and Capital Resources

As of September 30, 2016, we had approximately $131.6 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used in)
Operating activities	$47,896	$(30,059)
Investing activities	(54,473)	26,913
Financing activities	7,621	1,643

Operating activities. Net cash provided by operating activities was $47.9 million for the nine months ended September 30, 2016, compared to cash used of $30.1 million for the same period in 2015. This change was primarily due to changes in working capital items. For the nine months ended September 2016, changes in working capital included $71.2 million of deferred revenue in connection with the Avacopan Agreement.

Investing activities. Net cash provided by or used in investing activities for periods presented primarily relate to the purchase and maturity of investments used to fund the day-to-day needs of our business.

Financing activities. Net cash provided by financing activities was $7.6 million for the nine months ended September 30, 2016, which was primarily due to the receipt of $7.0 million in net proceeds from the issuance of 3,333,333 shares of our common stock in connection with the Avacopan Agreement. Net cash provided by financing activities for both periods presented also included proceeds from the exercise of stock options and purchases from contributions to our 2012 Employee Stock Purchase Plan.

We believe that our existing cash, cash equivalents and investments as of September 30, 2016, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2016 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 14, 2016.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2016, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of September 30, 2016, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 14, 2016, other than as previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the SEC on August 9, 2016.

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

CHEMOCENTRYX, INC.

Date: November 8, 2016	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2016	/s/ Susan M. Kanaya
Susan M. Kanaya Executive Vice President, Chief Financial and Administrative Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial and Administrative Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.