Form 10-Q
period 2017-03-31
ChemoCentryx, Inc.
filed 2017-05-10
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company   ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 28, 2017, was 48,173,540.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$18,954	$12,024
Short-term investments	99,493	105,740
Accounts receivable	—	30,205
Prepaid expenses and other current assets	1,407	722

Total current assets	119,854	148,691
Property and equipment, net	984	905
Long-term investments	31,203	5,997
Other assets	330	279

Total assets	$152,371	$155,872

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$819	$671
Accrued liabilities	6,809	8,645
Deferred revenue	34,872	29,019

Total current liabilities	42,500	38,335
Deferred revenue	63,463	67,547
Other non-current liabilities	86	101

Total liabilities	106,049	105,983
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2017 and December 31, 2016; 48,168,540 shares and 48,057,920 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	48	48
Additional paid-in capital	359,429	356,966
Note receivable	(16)	(16)
Accumulated other comprehensive loss	(84)	(50)
Accumulated deficit	(313,055)	(307,059)

Total stockholders’ equity	46,322	49,889

Total liabilities and stockholders’ equity	$152,371	$155,872

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue:
Collaboration and license revenue	$8,230	$—

Total revenue	8,230	—

Operating expenses:
Research and development	9,970	11,245
General and administrative	4,573	4,084

Total operating expenses	14,543	15,329

Loss from operations	(6,313)	(15,329)
Other income (expense):
Interest income	317	86

Total other income, net	317	86

Net loss	$(5,996)	$(15,243)

Basic and diluted net loss per common share	$(0.12)	$(0.34)

Shares used to compute basic and diluted net loss per common share	48,115	44,277

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(5,996)	$(15,243)
Unrealized gain (loss) on available-for-sale securities	(34)	56

Comprehensive loss	$(6,030)	$(15,187)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Operating activities
Net loss	$(5,996)	$(15,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	98	86
Stock-based compensation	2,399	2,303
Noncash interest expense, net	44	89
Changes in assets and liabilities:
Accounts receivable	30,205	—
Prepaids and other current assets	(685)	(234)
Other assets	(51)	—
Accounts payable	148	619
Other liabilities	(1,851)	1,265
Deferred revenue	1,769	—

Net cash provided by (used in) operating activities	26,080	(11,115)

Investing activities
Purchases of property and equipment, net	(177)	(62)
Purchases of investments	(55,387)	(12,714)
Maturities of investments	36,350	24,278

Net cash provided by (used in) investing activities	(19,214)	11,502

Financing activities
Proceeds from exercise of stock options	361	210
Employees’ tax withheld and paid for restricted stock units	(297)	—

Net cash provided by financing activities	64	210

Net increase in cash and cash equivalents	6,930	597
Cash and cash equivalents at beginning of period	12,024	12,823

Cash and cash equivalents at end of period	$18,954	$13,420

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

1.	Description of Business

ChemoCentryx, Inc. (the Company) commenced operations in 1997. The Company is a clinical-stage biopharmaceutical company focused on developing new medications targeted at inflammatory disorders, autoimmune diseases and cancer. The Company’s principal operations are in the United States and it operates in one segment.

Unaudited Interim Financial Information

The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2016 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (GAAP). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 14, 2017.

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

Accounts receivable consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Vifor (International) Ltd. (1)	$—	$30,000
U.S. Food and Drug Administration	—	205

	$—	$30,205

(1)	As of December 31, 2016, accounts receivable excluded the additional $20.0 million cash commitment which is due from Vifor in December 2017 in connection with the CCX140 Agreement.

As of March 31, 2017, accounts receivable excluded the remaining $30.0 million cash commitments due from Vifor, $20.0 million of which is due in December 2017 in connection with the CCX140 Agreement and $10.0 million of which is due in February 2018 in connection with the territory expansion of the Avacopan Agreement. See Note 7, “Collaboration and License Agreements” for a detailed discussion.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding for the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and warrants, (ii) vesting of restricted stock units (RSUs) and restricted stock awards, and (iii) the purchase from contributions to the 2012 Employee Stock Purchase Plan (the ESPP), (calculated based on the treasury stock method), are only included in the calculation of diluted net loss per share when their effect is dilutive.

For the three months ended March 31, 2017 and 2016, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock, including purchases from contributions to ESPP	10,646,551	9,239,472
Restricted stock units	565,345	292,481
Restricted stock awards	31,306	—
Warrants to purchase common stock	150,000	150,000

	11,393,202	9,681,953

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). For the periods presented other comprehensive income (loss) consists of unrealized gains and losses on the Company’s available-for-sale securities. For the three months ended March 31, 2017 and 2016, there were no sales of investments, and therefore there were no reclassifications.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (FASB) issued a comprehensive new standard on revenue from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new standard by one year. The standard would become effective for the Company beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In 2016, the FASB updated the guidance for reporting revenue gross versus net to improve the implementation guidance on principal versus agent considerations, and for identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients and made narrow scope improvements to the new accounting guidance.

The Company currently plans to adopt the accounting standard update on January 1, 2018, using the modified retrospective approach. The cumulative effect of adopting the accounting standard update will be recorded to retained earnings on January 1, 2018. The Company is currently at the early stages of analyzing its collaboration agreements to determine the differences in the accounting treatment under Accounting Standards Update (ASU) No.2014-09 compared to the current accounting treatment. During 2016, the Company entered into two license and collaboration agreements. The Company has primarily derived its revenues from license and collaboration agreements. The consideration the Company is eligible to receive under these agreements includes of upfront payments, research and development funding, milestone payments, and royalties. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process under the new standard. The new revenue recognition standard differs from the current accounting standard in many respects, such as in the accounting for variable considerations and the measurement of progress toward completion of performance obligations. While the Company has not completed an assessment of the impact of adoption, the adoption of ASU No. 2014-09 may have a material effect on its financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09—Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted ASU No. 2016-09 on January 1, 2017. Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and tax deficiencies from stock option exercises in additional paid-in capital (APIC). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. As of January 1, 2017, the Company had an unrecognized excess tax benefit of $2.1 million. Upon adoption, the Company recognized this excess tax benefit as a deferred tax asset with a corresponding increase to the Company’s deferred tax asset valuation allowance. Additionally, as provided for under this new guidance, the Company elected to continue to estimate forfeitures. The adoption of this aspect of the guidance did not have a material impact on the Company’s financial statements.

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$9,650	$—	$—	$9,650
U.S. treasury securities	67,701	—	(66)	67,635
Commercial paper	29,239	—	—	29,239
Corporate debt securities	42,239	—	(18)	42,221

Total available-for-sale securities	$148,829	$—	$(84)	$148,745

Classified as:
Cash equivalents				$18,049
Short-term investments				99,493
Long-term investments				31,203

Total available-for-sale securities				$148,745

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$9,746	$—	$—	$9,746
U.S. treasury securities	49,693	1	(22)	49,672
Commercial paper	16,183	—	—	16,183
Corporate debt securities	45,911	—	(29)	45,882

Total available-for-sale securities	$121,533	$1	$(51)	$121,483

Classified as:
Cash equivalents				$9,746
Short-term investments				105,740
Long-term investments				5,997

Total available-for-sale securities				$121,483

Cash equivalents in the tables above exclude cash of $0.9 million and $2.3 million as of March 31, 2017 and December 31, 2016, respectively. All available-for-sale securities held as of March 31, 2017 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of March 31, 2017 have been in a continuous unrealized loss position for more than 12 months. As of March 31, 2017, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands) as of March 31, 2017 and December 31, 2016:

	March 31, 2017
Description	Level 1	Level 2	Level 3	Total
Money market fund	$9,650	$—	$—	9,650
U.S. treasury securities	—	67,635	—	67,635
Commercial paper	—	29,239	—	29,239
Corporate debt securities	—	42,221	—	42,221

Total assets	$9,650	$139,095	$—	$148,745

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Money market fund	$9,746	$—	$—	$9,746
U.S. treasury securities	—	49,672	—	49,672
Commercial paper	—	16,183	—	16,183
Corporate debt securities	—	45,882	—	45,882

Total assets	$9,746	$111,737	$—	$121,483

During the three months ended March 31, 2017, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Research and development related	$4,098	$5,482
Compensation related	1,245	2,460
Consulting and professional services	996	421
Other	470	282

	$6,809	$8,645

6.	Related-Party Transactions

Bio-Techne

Bio-Techne Corporation, formerly Techne Corporation, is one of the Company’s principal stockholders. In connection with the Company’s initial public offering (IPO) in February 2012, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00 per share, or 200% of the IPO price of its common stock, which was outstanding as of March 31, 2017. The Company had an accounts payable balance due to Bio-Techne for the purchases of research materials of $4,394 and $24,885 as of March 31, 2017 and December 31, 2016, respectively.

7.	Collaboration and License Agreements

In May 2016, the Company entered into an exclusive collaboration and license agreement with Vifor (International) Ltd. (Vifor) pursuant to which the Company granted Vifor exclusive rights to commercialize avacopan in Europe and certain other markets (the Avacopan Agreement). Avacopan is the Company’s lead drug candidate for the treatment of patients with anti-neutrophil cytoplasmic auto-antibody associated vasculitis and other rare diseases. The Company retains control of ongoing and future development of avacopan (other than country-specific development in the licensed territories) and all commercialization rights to avacopan in the United States and China. The Avacopan Agreement also provides Vifor with an exclusive option to negotiate during 2016 a worldwide license agreement for one of the Company’s other drug candidates, CCX140, an orally administered inhibitor of the chemokine receptor known as CCR2.

In connection with the Avacopan Agreement, the Company received a non-refundable upfront payment of $85.0 million, comprising $60.0 million in cash and $25.0 million in the form of an equity investment to purchase 3,333,333 shares of the Company’s common stock at a price of $7.50 per share. The $85.0 million upfront consideration was initially allocated as of June 30, 2016 as follows:

•	$7.0 million for the issuance of 3,333,333 shares of the Company’s common stock valued at $2.10 per share, the closing stock price on the effective date of the agreement, May 9, 2016.

•	$12.5 million, which was creditable against an upfront fee payable by Vifor, should the parties enter into a worldwide license agreement for CCX140. The amount creditable decreased ratably into the fourth quarter of 2016. In October 2016, the amount creditable expired and was reclassified to the amortizable portion of deferred revenue as discussed below.

•	The remaining upfront consideration of $65.5 million will be recognized over the estimated period of performance under the Avacopan Agreement, which approximates 4.2 years, ending in June 2020. The deliverables under the Avacopan Agreement consist of intellectual property licenses, development and regulatory services for the submission of the Marketing Authorization Application (MAA). The Company considered the provisions of the revenue recognition multiple-element arrangement guidance and concluded that the license and the development and regulatory activities for the submission of the MAA do not have stand-alone value because the rights conveyed to do not permit Vifor to perform all efforts necessary to use the Company’s technology to bring the compound through development and, upon regulatory approval, commercialization of the compound. Accordingly, the Company combined these deliverables and allocated the remaining upfront consideration of $65.5 million into a single unit of accounting.

Following the October 2016 expiration of the $12.5 million potentially creditable towards a CCX140 license agreement, such amount was reclassified to the amortizable portion of deferred revenue, which continues to be recognized over the estimated period of performance under the Avacopan Agreement ending in June 2020.

7.	Collaboration and License Agreements (continued)

In February 2017, Vifor and the Company expanded the Vifor territories under the Avacopan Agreement to include all markets outside the United States and China (the Avacopan Amendment). The Company retains control of ongoing and future development of avacopan (other than country-specific development in the licensed territories), and all commercialization rights to avacopan in the United States and China. In connection with this arrangement, the Company received a $20.0 million upfront cash commitment for the expanded rights, $10.0 million of which was received in February 2017. The remaining $10.0 million is due in February 2018 and is not reflected in accounts receivable as of March 31, 2017. The February 2017 Avacopan Amendment and the original May 2016 Avacopan Agreement are accounted for as a combined agreement. The February 2017 Avacopan Amendment did not represent a material modification given among other factors, there were no changes to the Company’s deliverables under the arrangement. As such, the additional upfront commitment of $20.0 million under the Avacopan Amendment will be recognized over the remaining estimated period of performance ending in June 2020. For the three months ended March 31, 2017, the Company recognized $5.7 million of collaboration and license revenue under the Avacopan Agreement and the Avacopan Amendment.

Upon achievement of certain regulatory and commercial milestones with avacopan, the Company will receive additional payments of up to $510.0 million under the Avacopan Agreement. In addition, the Company will receive royalties, with rates ranging between the teens and mid-twenties, on future potential net sales of avacopan by Vifor in the licensed territories.

In December 2016, the Company entered into a second collaboration and license agreement with Vifor pursuant to which the Company granted Vifor exclusive rights to commercialize CCX140 (the CCX140 Agreement) in markets outside the U.S. and China,. CCX140 is an orally-administered inhibitor of the chemokine receptor known as CCR2. The Company retains marketing rights in the U.S. and China, while Vifor has commercialization rights in the rest of the world. Pursuant to the CCX140 Agreement, the Company will be responsible for the clinical development of CCX140 in rare renal diseases, while sharing the cost of such development with Vifor. Vifor retains an option to solely develop and commercialize CCX140 in more prevalent forms of chronic kidney disease (CKD). Should Vifor later exercise the CKD option, ChemoCentryx would receive co-promotion rights in CKD in the U.S.

Under the terms of the CCX140 Agreement, the Company received a non-refundable upfront commitment of $50.0 million, $30.0 million of which was received in January 2017. The remaining $20.0 million, which is due on the first anniversary of the CCX140 Agreement, was not reflected in accounts receivable as of March 31, 2017.

The upfront commitment of $50.0 million will be recognized over the estimated period of performance under the CCX140 Agreement, which approximates 5.0 years, ending in December 2021. The deliverables under the CCX140 Agreement consist of intellectual property licenses, development and regulatory services for the submission of the Marketing Authorisation Application (MAA). The Company considered the provisions of the revenue recognition multiple-element arrangement guidance and concluded that the license and the development and regulatory activities for the submission of the MAA do not have stand-alone value because the rights conveyed to do not permit Vifor to perform all efforts necessary to use the Company’s technology to bring the compound through development and, upon regulatory approval, commercialization of the compound. Accordingly, the Company combined these deliverables and allocated the upfront consideration of $50.0 million into a single unit of accounting. For the three months ended March 31, 2017, the Company recognized $2.5 million of collaboration and license revenue under the CCX140 Agreement.

Upon achievement of certain regulatory and commercial milestones with CCX140, the Company will receive additional payments of up to $625.0 million under the CCX140 Agreement. In addition, the Company will receive tiered double-digit royalties on net sales of CCX140 in the licensed territories.

Under the Avacopan Agreement and the CCX140 Agreement, the Company determined that future contingent payments related to regulatory milestones meet the definition of a substantive milestone under the accounting guidance. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved. The Company will be eligible to receive contingent payments related to commercial milestones based on the performance of Vifor and these payments are not considered to be milestones under the accounting guidance. These contingent commercial milestone payments will be included in the allocation of arrangement consideration if and when achieved, resulting in an accounting treatment similar to the upfront payment. As of March 31, 2017, the Company had not received any milestone payments under the Avacopan Agreement or the CCX140 Agreement. The Company expects to recognize royalty revenue in the period of sale of the related product, based on the underlying contract terms. The Avacopan Agreement and the CCX140 Agreement are accounted for as separate arrangements.

8.	Government Grant

In April 2016, the Company was awarded an Orphan Products Development grant by the U.S. Food and Drug Administration to support the clinical development of avacopan in the amount of $500,000, which was fully recognized and received as of March 31, 2017. The term of the grant expires in May 2017. During the three months ended March 31, 2017 and 2016, the Company did not recognize any grant revenue.

9.	Equity Incentive Plans

Stock Options

During the three months ended March 31, 2017, the Company had the following option activities under its equity incentive plans:

		Outstanding Options
	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2016	1,655,524	9,345,515	$7.72
Shares authorized	1,900,000
Granted (1)	(1,660,466)	1,458,200	6.71
Exercised (2)	40,208	(73,563)	4.91
Forfeited and expired	119,685	(119,685)	6.34

Balance at March 31, 2017	2,054,951	10,610,467	$7.62	6.83	$10,548,578

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs granted for the period.
(2)	Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.

Restricted Stock

During the three months ended March 31, 2017, the activity for restricted stock is summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2016	471,650	$4.60
Granted	202,266	6.62
Vested	(77,265)	3.66
Canceled	—	—

Unvested at March 31, 2017	596,651	$5.40

Stock-based Compensation

Total stock-based compensation expense was $2.4 million and $2.3 million during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, $13.0 million, $2.3 million, and $0.1 million of total unrecognized compensation expenses associated with outstanding stock options, unvested restricted stock, and the ESPP, net of estimated forfeitures, were expected to be recognized over a weighted-average period of 2.68, 1.98, and 0.12 years, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission, or SEC, on March 14, 2017.

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017.

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

Overview

ChemoCentryx is a biopharmaceutical company developing new medications targeted at inflammatory disorders, autoimmune diseases and cancer. Each of our drug candidates selectively blocks a specific chemokine or chemoattractant receptors, leaving the rest of the immune system intact. Our drug candidates are small molecules, which are orally administered, offering significant quality of life benefits, since patients swallow a capsule or pill instead of having to visit a clinic for an infusion or undergo an injection.

In 2016 we executed on our strategy to form an alliance with a partner that could provide upfront commitments and milestones to support the clinical development of our leading two drugs, avacopan and CCX140, to registration and pay us royalties upon sales in international markets, while we develop our own commercial infrastructure to sell directly in the United States.

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

Avacopan (CCX168) - Complement Inhibition in Orphan and Rare Diseases

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

Avacopan has been granted orphan drug designation by the U.S. Food and Drug Administration, or FDA, for the treatment of AAV, aHUS and C3G and by the European Medicines Agency, or EMA for the treatment of microscopic polyangiitis and granulomatosis with polyangiitis, both forms of AAV. Additionally, avacopan has been granted PRIority MEdicines, or PRIME, designation from the EMA, to expedite its clinical development, and to potentially accelerate its marketing authorization.

Following completion of two Phase II clinical trials in patients with AAV, the results of which demonstrated that avacopan was safe, well-tolerated and provided effective steroid-free control of the disease, we launched the Phase III ADVOCATE trial in December 2016. The FDA and the EMA concurred with the design of the study. ADVOCATE is a randomized, double-blind two-arm study enrolling 300 patients at approximately 200 sites in the United States, Canada, Europe, Australia, and New Zealand. We also plan to initiate clinical endpoint trials, ones that could potentially support the registration of avacopan in these indications, of avacopan for the treatment of patients with C3G and aHUS in 2017.

CCX140 - Chronic and Rare Kidney Diseases

CCX140 is an orally-administered inhibitor of the chemokine receptor known as CCR2, has been in development for diabetic nephropathy, or DN, a form of chronic kidney disease, or CKD, and is now being developed for focal segmental glomerulosclerosis, or FSGS, a rare renal disease characterized by progressive proteinuria—excess protein in the urine—and impaired renal function.

A Phase II clinical trial of CCX140 in patients with DN met its primary endpoint by demonstrating that CCX140 given orally once daily added to an SOC renin-angiotensin-aldosterone system inhibitor treatment resulted in a statistically significant reduction in proteinuria, beyond that achieved with SOC alone. Based on the safety and efficacy data related to reduction in proteinuria observed in the Phase II trial in DN, we plan to initiate in 2017 a clinical endpoint trial of CCX140 for the treatment of patients with FSGS, for which there are currently no FDA-approved treatments.

Global Kidney Health Alliance with Vifor

In May 2016 we announced a partnership with Vifor (International) Ltd., or Vifor, a European-based world leader specializing in kidney disease, for the commercial rights to avacopan in Europe and certain other international markets, which we refer to as the Avacopan Agreement. We expanded our partnership with Vifor in December 2016 with an additional deal for our other late stage drug candidate, CCX140, whereby we granted Vifor worldwide rights outside of the United States and China, which we refer to as the CCX140 Agreement; and in February 2017, we announced a further deal with Vifor for avacopan that harmonized the geographic commercialization rights underlying the agreements for both drug candidates, which we refer to as the Avacopan Amendment.

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

Early Stage Compounds

While the science has led us to focus initially on kidney disease, our targeted blocking system designed to stop the spread of inflammatory disease-inducing cells shows promise in other disease areas. Over time we plan to bring forward drug candidates to treat other inflammatory and autoimmune disorders, as well as cancer, where our drug candidate CCX872 has shown promise in a Phase I trial for non-operable pancreatic cancer. Our ability to do so will grow as we increase our scale and start to earn revenues and royalties from the commercialization of our late stage kidney disease franchise.

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

As of March 31, 2017, we had an accumulated deficit of $313.1 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the three months ended March 31, 2017, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the three months ended March 31, 2017, our revenue was derived from the recognition of the upfront payment related to the Avacopan Agreement, Avacopan Amendment and CCX140 Agreement. Total revenue for the periods as compared to the same periods in the prior year were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Collaboration and license revenue	$8,230	$—

Total revenue	$8,230	$—

Dollar increase	$8,230
Percentage increase	100%

The increase in revenue from 2016 to 2017 for the three month period was due to amortization of the upfront license fee commitments from Vifor pursuant to the Avacopan Agreement, Avacopan Amendment and CCX140 Agreement.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, the discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We recognize all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three months ended March 31, 2017, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development expenses	$9,970	$11,245
Dollar decrease	$(1,275)
Percentage decrease	-11%

The decrease in research and development expenses from 2016 to 2017 for the three month period was primarily attributable to lower Phase I and Phase II clinical development expenses in 2017 partially offset by an increase in Phase III development expenses. Phase I clinical development expense was lower in the 2017 period compared to the 2016 period due to the completion of enrollment in the Phase I clinical trial for CCX872 in patients with advanced pancreatic cancer in 2016. The decrease in Phase II development expense was due to the completion of the CLEAR and CLASSIC Phase II clinical trials for avacopan for the treatment of AAV in 2016. These decreases were partially offset by an increase in Phase III development expense due to the initiation of Phase III ADVOCATE trial for avacopan in patients with AAV in the fourth quarter of 2016.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended March 31,
	2017	2016
Phase I	$382	$2,806
Phase II	1,052	5,079
Phase III	5,085	—
Research and drug discovery	3,451	3,360

Total R&D	$9,970	$11,245

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

General and administrative expenses

Total general and administrative expenses for the three months ended March 31, 2017, as compared to the same period in the prior year were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
General and administrative expenses	$4,573	$4,084
Dollar increase	$489
Percentage increase	12%

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

The increase from 2016 to 2017 for the three month period was primarily due to increase in intellectual property related expenses partially offset by lower travel expenses.

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

Other income, net

Other income, net primarily consists of interest income earned on our marketable securities. Total other income, net, for the three month period, as compared to the same period in the prior year was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest income	$317	$86

Total other income, net	$317	$86

Dollar increase	231
Percentage increase	269%

The increase in total other income, net from 2016 to 2017 for the three month period was primarily due to higher cash and investment balances in 2017 due to the receipt of upfront payments totaling $125.0 million received from Vifor in connection with the Avacopan Agreement and CCX140 Agreement.

Liquidity and Capital Resources

As of March 31, 2017, we had approximately $149.7 million in cash, cash equivalents and investments. Such amounts exclude $30.0 million in remaining upfront commitments in connection with the December 2016 CCX140 Agreement and February 2017 Avacopan Amendment, which are due on the first anniversary of these agreements. The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in)
Operating activities	$26,080	$(11,115)
Investing activities	(19,214)	11,502
Financing activities	64	210

Operating activities. Net cash provided by operating activities was $26.1 million for the three months ended March 31, 2017, compared to net cash used of $11.1 million for the same period in 2016. This change was primarily due to changes in working capital items and a lower net loss in 2017. For the three months ended March 31, 2017, changes in working capital included the receipt of $30.0 million of accounts receivable from the first installment of the upfront commitment under the CCX140 Agreement.

Investing activities. Net cash provided by or used in investing activities for periods presented primarily relate to the purchase and maturity of investments used to fund the day-to-day needs of our business.

Financing activities. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2017, compared to net cash provided of $0.2 million for the same period in 2016. Net cash provided by financing activities for both periods presented were primarily derived from proceeds from the exercise of stock options. For the three months ended March 31, 2017, cash used for financing activities also included $0.3 million (the value of withheld shares), for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units.

As of March 31, 2017, we had approximately $149.7 million in cash, cash equivalents and investments, excluding the $30.0 million in remaining upfront commitments in connection with the December 2016 CCX140 Agreement and the February 2017 Avacopan Amendment, which are due on the first anniversary of these agreements. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, May 10, 2017. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a comprehensive new standard on revenue from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new standard by one year. The standard would become effective for us beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In 2016, the FASB updated the guidance for reporting revenue gross versus net to improve the implementation guidance on principal versus agent considerations, and for identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients and made narrow scope improvements to the new accounting guidance.

We currently plan to adopt the accounting standard update on January 1, 2018, using the modified retrospective approach. The cumulative effect of adopting the accounting standard update will be recorded to retained earnings on January 1, 2018. We are currently at the early stages of analyzing our collaboration agreements to determine the differences in the accounting treatment under Accounting Standard Update, or ASU, No. 2014-09 compared to the current accounting treatment. During 2016, we entered into two license and collaboration agreements. We have primarily derived our revenues from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes of upfront payments, research and development funding, milestone payments, and royalties. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process under the new standard. The new revenue recognition standard differs from the current accounting standard in many respects, such as in the accounting for variable considerations and the measurement of progress toward completion of performance obligations. While we have not completed an assessment of the impact of adoption, the adoption of ASU No. 2014-09 may have a material effect on our financial statements.

In February 2016, the FASB issued a new standard that requires all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. We are currently evaluating the impact of the adoption of this standard on our financial statements. However, we expect the adoption of this accounting guidance to result in an increase in lease assets and a corresponding increase in lease liabilities on our balance sheets.

In March 2016, the FASB issued ASU No. 2016-09—Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted ASU No. 2016-09 on January 1, 2017. Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and tax deficiencies from stock option exercises in additional paid-in capital (APIC). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. As of January 1, 2017, we had an unrecognized excess tax benefit of $2.1 million. Upon adoption, we recognized this excess tax benefit as a deferred tax asset with a corresponding increase to our deferred tax asset valuation allowance. Additionally, as provided for under this new guidance, we elected to continue to estimate forfeitures. The adoption of this aspect of the guidance did not have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2017 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2017, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of March 31, 2017, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017.

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

CHEMOCENTRYX, INC.

Date: May 10, 2017	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2017	/s/ Susan M. Kanaya
Susan M. Kanaya Executive Vice President, Chief Financial and Administrative Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Letter Agreement dated as of February 13, 2017 between the Registrant and Vifor (International) Ltd.

10.2#	Non-Employee Director Compensation Policy.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

#	Indicates management contract or compensatory plan.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the SEC.