Form 10-Q
period 2017-06-30
ChemoCentryx, Inc.
filed 2017-08-08
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2017, was 48,706,809.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$21,500	$12,024
Short-term investments	100,145	105,740
Accounts receivable	218	30,205
Prepaid expenses and other current assets	2,304	722

Total current assets	124,167	148,691
Property and equipment, net	1,010	905
Long-term investments	14,999	5,997
Other assets	351	279

Total assets	$140,527	$155,872

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,375	$671
Accrued liabilities	8,444	8,645
Deferred revenue	34,872	29,019

Total current liabilities	44,691	38,335
Deferred revenue	54,745	67,547
Other non-current liabilities	176	101

Total liabilities	99,612	105,983
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2017 and December 31, 2016; 48,574,985 shares and 48,057,920 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	48	48
Additional paid-in capital	363,291	356,966
Note receivable	(16)	(16)
Accumulated other comprehensive loss	(113)	(50)
Accumulated deficit	(322,295)	(307,059)

Total stockholders’ equity	40,915	49,889

Total liabilities and stockholders’ equity	$140,527	$155,872

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue:
Collaboration and license revenue	$8,937	$2,620	$17,167	$2,620
Grant revenue	—	175	—	175

Total revenue	8,937	2,795	17,167	2,795

Operating expenses:
Research and development	14,329	9,062	24,299	20,307
General and administrative	4,184	3,877	8,757	7,961

Total operating expenses	18,513	12,939	33,056	28,268

Loss from operations	(9,576)	(10,144)	(15,889)	(25,473)
Other income:
Interest income	336	161	653	247

Total other income, net	336	161	653	247

Net loss	$(9,240)	$(9,983)	$(15,236)	$(25,226)

Basic and diluted net loss per common share	$(0.19)	$(0.22)	$(0.32)	$(0.56)

Shares used to compute basic and diluted net loss per common share	48,224	45,785	48,169	45,031

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(9,240)	$(9,983)	$(15,236)	$(25,226)
Unrealized gain (loss) on available-for-sale securities	(29)	64	(63)	120

Comprehensive loss	$(9,269)	$(9,919)	$(15,299)	$(25,106)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016

Operating activities
Net loss	$(15,236)	$(25,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	203	173
Stock-based compensation	4,853	4,641
Noncash interest income (expense), net	206	(124)
Changes in assets and liabilities:
Accounts receivable	29,987	(175)
Prepaids and other current assets	(1,582)	(400)
Other assets	(72)	(70)
Accounts payable	704	(162)
Other liabilities	(126)	1,878
Deferred revenue	(6,949)	75,380

Net cash provided by operating activities	11,988	55,915

Investing activities
Purchases of property and equipment, net	(308)	(82)
Purchases of investments	(76,926)	(95,907)
Maturities of investments	73,250	41,688

Net cash used in investing activities	(3,984)	(54,301)

Financing activities
Proceeds from issuance of common stock	—	7,000
Proceeds from exercise of stock options and employee stock purchase plan	1,769	488
Employees’ tax withheld and paid for restricted stock units	(297)	—

Net cash provided by financing activities	1,472	7,488

Net increase in cash and cash equivalents	9,476	9,102
Cash and cash equivalents at beginning of period	12,024	12,823

Cash and cash equivalents at end of period	$21,500	$21,925

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Accounts receivable consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Vifor (International) Ltd. (1)	$218	$30,000
U.S. Food and Drug Administration	—	205

	$218	$30,205

(1)	As of December 31, 2016, accounts receivable excluded the additional $20.0 million cash commitment which is due from Vifor in December 2017 in connection with the CCX140 Agreement.

As of June 30, 2017, accounts receivable excluded the remaining $30.0 million cash commitments due from Vifor, $20.0 million of which is due in December 2017 in connection with the CCX140 Agreement and $10.0 million of which is due in February 2018 in connection with the Avacopan Amendment. See Note 7, “Collaboration and License Agreements” for a detailed discussion.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding for the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and warrants, (ii) vesting of restricted stock units (RSUs) and restricted stock awards (RSAs), and (iii) the purchase from contributions to the 2012 Employee Stock Purchase Plan (the ESPP), (calculated based on the treasury stock method), are only included in the calculation of diluted net loss per share when their effect is dilutive.

For the six months ended June 30, 2017 and 2016, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Six Months Ended June 30,
	2017	2016
Options to purchase common stock, including purchases from contributions to ESPP	10,435,490	9,352,432
Restricted stock units	476,447	347,111
Restricted stock awards	95,866	—
Warrants to purchase common stock	150,000	150,000

	11,157,803	9,849,543

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). For the periods presented other comprehensive income (loss) consists of unrealized gains and losses on the Company’s available-for-sale securities. For the three and six months ended June 30, 2017 and 2016, there were no sales of investments, and therefore there were no reclassifications.

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

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$13,546	$—	$—	$13,546
U.S. treasury securities	60,657	—	(91)	60,566
Government-sponsored agencies	2,992	—	—	2,992
Commercial paper	33,094	—	—	33,094
Corporate debt securities	24,854	—	(22)	24,832

Total available-for-sale securities	$135,143	$—	$(113)	$135,030

Classified as:
Cash equivalents				$19,886
Short-term investments				100,145
Long-term investments				14,999

Total available-for-sale securities				$135,030

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$9,746	$—	$—	$9,746
U.S. treasury securities	49,693	1	(22)	49,672
Commercial paper	16,183	—	—	16,183
Corporate debt securities	45,911	—	(29)	45,882

Total available-for-sale securities	$121,533	$1	$(51)	$121,483

Classified as:
Cash equivalents				$9,746
Short-term investments				105,740
Long-term investments				5,997

Total available-for-sale securities				$121,483

Cash equivalents in the tables above exclude cash of $1.6 million and $2.3 million as of June 30, 2017 and December 31, 2016, respectively. All available-for-sale securities held as of June 30, 2017 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No available-for-sale securities held as of June 30, 2017 have been in a continuous unrealized loss position for more than 12 months. As of June 30, 2017, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands) as of June 30, 2017 and December 31, 2016:

	June 30, 2017
Description	Level 1	Level 2	Level 3	Total
Money market fund	$13,546	$—	$—	13,546
U.S. treasury securities	—	60,566	—	60,566
Government-sponsored agencies	—	2,992	—	2,992
Commercial paper	—	33,094	—	33,094
Corporate debt securities	—	24,832	—	24,832

Total assets	$13,546	$121,484	$—	$135,030

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Money market fund	$9,746	$—	$—	$9,746
U.S. treasury securities	—	49,672	—	49,672
Commercial paper	—	16,183	—	16,183
Corporate debt securities	—	45,882	—	45,882

Total assets	$9,746	$111,737	$—	$121,483

During the six months ended June 30, 2017, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Research and development related	$5,951	$5,482
Compensation related	1,622	2,460
Consulting and professional services	496	421
Other	375	282

	$8,444	$8,645

6.	Related-Party Transactions

Bio-Techne

Bio-Techne Corporation, formerly Techne Corporation, is one of the Company’s principal stockholders. In connection with the Company’s initial public offering (IPO) in February 2012, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00 per share, or 200% of the IPO price of its common stock, which was outstanding as of June 30, 2017. The Company had an accounts payable balance due to Bio-Techne for the purchases of research materials of $853 and $24,885 as of June 30, 2017 and December 31, 2016, respectively.

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

In February 2017, Vifor and the Company expanded the Vifor territories under the Avacopan Agreement to include all markets outside the United States and China (the Avacopan Amendment). The Company retains control of ongoing and future development of avacopan (other than country-specific development in the licensed territories), and all commercialization rights to avacopan in the United States and China. In connection with this arrangement, the Company received a $20.0 million upfront cash commitment for the expanded rights, $10.0 million of which was received in February 2017. The remaining $10.0 million is due in February 2018 and is not reflected in accounts receivable as of June 30, 2017. The February 2017 Avacopan Amendment and the original May 2016 Avacopan Agreement are accounted for as a combined agreement. The February 2017 Avacopan Amendment did not represent a material modification given among other factors, there were no changes to the Company’s deliverables under the arrangement. As such, the additional upfront commitment of $20.0 million under the Avacopan Amendment will be recognized over the remaining estimated period of performance ending in June 2020. For the three and six months ended June 30, 2017, the Company recognized $6.2 million and $11.9 million, respectively, of collaboration and license revenue under the Avacopan Agreement and the Avacopan Amendment, compared to $2.6 million and $2.6 million in the same periods ended June 30, 2016. Upon achievement of certain regulatory and commercial milestones with avacopan, the Company will receive additional payments of up to $510.0 million under the Avacopan Agreement. In addition, the Company will receive royalties, with rates ranging from the low teens to the mid-twenties, on future potential net sales of avacopan by Vifor in the licensed territories.

In December 2016, the Company entered into a second collaboration and license agreement with Vifor pursuant to which the Company granted Vifor exclusive rights to commercialize CCX140 (the CCX140 Agreement) in markets outside the U.S. and China,. CCX140 is an orally-administered inhibitor of the chemokine receptor known as CCR2. The Company retains marketing rights in the U.S. and China, while Vifor has commercialization rights in the rest of the world. Pursuant to the CCX140 Agreement, the Company will be responsible for the clinical development of CCX140 in rare renal diseases and will be reimbursed for Vifor’s equal share of such development cost. Vifor retains an option to solely develop and commercialize CCX140 in more prevalent forms of chronic kidney disease (CKD). Should Vifor later exercise the CKD option, ChemoCentryx would receive co-promotion rights in CKD in the U.S.

Under the terms of the CCX140 Agreement, the Company received a non-refundable upfront commitment of $50.0 million, $30.0 million of which was received in January 2017. The remaining $20.0 million, which is due on the first anniversary of the CCX140 Agreement, was not reflected in accounts receivable as of June 30, 2017. The upfront commitment of $50.0 million will be recognized over the estimated period of performance under the CCX140 Agreement, which approximates 5.0 years, ending in December 2021. The deliverables under the CCX140 Agreement consist of intellectual property licenses, development and regulatory services for the submission of the MAA. The Company considered the provisions of the revenue recognition multiple-element arrangement guidance and concluded that the license and the development and regulatory activities for the submission of the MAA do not have stand-alone value because the rights conveyed to do not permit Vifor to perform all efforts necessary to use the Company’s technology to bring the compound through development and, upon regulatory approval, commercialization of the compound. Accordingly, the Company combined these deliverables and allocated the upfront consideration of $50.0 million into a single unit of accounting.

For the three and six months ended June 30, 2017, the Company recognized $2.7 million and $5.2 million of collaboration and license revenue under the CCX140 Agreement, respectively, of which $2.5 million and $5.0 million were associated with the recognition of upfront commitment. The remaining $0.2 million represented collaboration revenue derived from funding of CCX140 development services from Vifor. Upon achievement of certain regulatory and commercial milestones with CCX140, the Company will receive additional payments of up to $625.0 million under the CCX140 Agreement. In addition, the Company will receive tiered royalties, with rates ranging from ten to the mid-twenties, on net sales of CCX140 in the licensed territories.

Under the Avacopan Agreement and the CCX140 Agreement, the Company determined that future contingent payments related to regulatory milestones meet the definition of a substantive milestone under the accounting guidance. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved. The Company will be eligible to receive contingent payments related to commercial milestones based on the performance of Vifor and these payments are not considered to be milestones under the accounting guidance. These contingent commercial milestone payments will be included in the allocation of arrangement consideration if and when achieved, resulting in an accounting treatment similar to the upfront payment. As of June 30, 2017, the Company had not received any milestone payments under the Avacopan Agreement or the CCX140 Agreement. The Company expects to recognize royalty revenue in the period of sale of the related product, based on the underlying contract terms. The Avacopan Agreement and the CCX140 Agreement are accounted for as separate arrangements.

8.	Government Grant

In April 2016, the Company was awarded an Orphan Products Development grant by the U.S. Food and Drug Administration to support the clinical development of avacopan in the amount of $500,000, which was fully recognized and received as of June 30, 2017. The term of the grant expired in May 2017. During the three and six months ended June 30, 2017, the Company did not recognize any grant revenue. During the three and six months ended June 30, 2016, the Company recognized grant revenue of $175,000.

9.	Equity Incentive Plans

Stock Options

During the six months ended June 30, 2017, the Company had the following option activities under its equity incentive plans:

		Outstanding Options
	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2016	1,655,524	9,345,515	$7.72
Shares authorized	1,900,000
Granted (1)	(1,826,538)	1,546,800	6.86
Exercised (2)	40,208	(264,948)	5.53
Forfeited and expired	203,247	(203,247)	6.53

Balance at June 30, 2017	1,972,441	10,424,120	$7.68	6.64	$26,079,637

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period.
(2)	Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.

Restricted Stock

During the six months ended June 30, 2017, the activity for restricted stock is summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2016	471,650	$4.60
Granted	279,738	6.72
Vested	(179,075)	4.09
Canceled	—	—

Unvested at June 30, 2017	572,313	$5.79

Stock-based Compensation

Total stock-based compensation expense was $2.5 million and $4.9 million during the three and six months ended June 30, 2017, respectively, and $2.3 million and $4.6 million, respectively, during the same periods ended June 30, 2016. As of June 30, 2017, $11.6 million, $2.5 million, and $0.1 million of total unrecognized compensation expenses associated with outstanding employee stock options, unvested restricted stock, and the ESPP, net of estimated forfeitures, were expected to be recognized over a weighted-average period of 2.59, 1.94, and 0.38 years, respectively.

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

In 2016 we executed on our strategy to form an alliance with a partner that could provide upfront commitments and milestones to support the clinical development of our leading two drug candidates, avacopan and CCX140, to registration and pay us royalties upon sales in international markets, while we develop our own commercial infrastructure to sell directly in the United States.

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

Avacopan (CCX168) - Complement Inhibition in Orphan and Rare Diseases

Avacopan (formerly CCX168) is an orally-administered complement inhibitor targeting the C5a receptor, or C5aR, and is being developed for orphan and rare diseases, including 1) anti-neutrophil cytoplasmic auto-antibody associated vasculitis, or AAV, a devastating autoimmune disease that destroys blood vessels and can lead to kidney failure; 2) atypical hemolytic uremic syndrome, or aHUS, a rare, life threatening disease; and 3) complement 3 glomerulopathy, or C3G, a debilitating kidney disease that can lead to kidney failure.

Avacopan has been granted orphan drug designation by the U.S. Food and Drug Administration, or FDA, for the treatment of AAV, aHUS and C3G and by the European Medicines Agency, or EMA, for the treatment of microscopic polyangiitis and granulomatosis with polyangiitis, both forms of AAV, and C3G. Additionally, avacopan has been granted PRIority MEdicines, or PRIME, designation from the EMA, to expedite its clinical development, and to potentially accelerate its marketing authorization.

Following completion of two Phase II clinical trials in patients with AAV, the results of which demonstrated that avacopan was safe, well-tolerated and provided effective steroid-free control of the disease, we launched the Phase III ADVOCATE trial in December 2016. The FDA and the EMA concurred with the design of the study. ADVOCATE is a randomized, double-blind two-arm study that is planned to enroll 300 patients at approximately 200 sites in the United States, Canada, Europe, Australia, and New Zealand. We also plan to initiate clinical endpoint trials of avacopan for the treatment of patients with C3G and aHUS in 2017; designed to potentially support registration of avacopan in these indications.

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

We have secured $155 million in upfront cash payments and commitments, plus substantial potential milestone payments pursuant to our agreements with Vifor. Through our alliance, we maintain the commercial rights of avacopan and CCX140 in the United States and China, and also retain control of the clinical development programs for rare renal disease. Vifor gains the commercial rights for all other international markets, and will pay us tiered royalties, with rates ranging from ten to the mid-twenties, on potential net sales.

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

Since commencing our operations in 1997, our efforts have focused on research, development and the advancement of our drug candidates into and through clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of convertible preferred and common stock, revenue under our collaborations, government contracts and grants and borrowings under equipment financing arrangements.

As of June 30, 2017, we had an accumulated deficit of $322.3 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the six months ended June 30, 2017, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the periods presented, our revenues were derived from (i) the recognition of the upfront payment related to the Avacopan Agreement, Avacopan Amendment and CCX140 Agreement; (ii) collaboration revenue under the CCX140 Agreement and (iii) grant revenue from the FDA Orphan Products Development grant to support the clinical development of avacopan for the treatment of patients with AAV. Total revenue for the periods as compared to the same periods in the prior year were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Collaboration and license revenue	$8,937	$2,620	$17,167	$2,620
Grant revenue	—	175	—	175

Total revenue	$8,937	$2,795	$17,167	$2,795

Dollar increase	$6,142		$14,372
Percentage increase	220%		514%

The increases in revenues from 2016 to 2017 for the three and six month periods were due to; (i) amortization of the upfront license fee commitments from Vifor pursuant to the Avacopan Agreement, Avacopan Amendment and CCX140 Agreement, as well as (ii) collaboration revenue for development services under the CCX140 Agreement in the 2017 periods. These increases were partially offset by a decrease in grant revenue from the FDA to support the clinical development of avacopan for the treatment of patients with AAV.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, the discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We recognize all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three and six months ended June 30, 2017, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expenses	$14,329	$9,062	$24,299	$20,307
Dollar increase	$5,267		$3,992
Percentage increase	58%		20%

The increases in research and development expenses from 2016 to 2017 for the three and six month periods were primarily attributable to an increase in Phase III clinical development expenses due to the initiation of the avacopan Phase III ADVOCATE trial in patients with AAV in the fourth quarter of 2016 and start-up expenses related to the Phase II clinical trial of avacopan for the treatment of C3G. These increases were partially offset by decreases in Phase I clinical development expense due to the completion of enrollment in the Phase I clinical trial for CCX872 in patients with advanced pancreatic cancer in 2016 and Phase II development expense due to the completion of the avacopan CLEAR and CLASSIC Phase II clinical trials for the treatment of AAV in 2016.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Phase I	$362	$1,691	$744	$4,497
Phase II	2,320	3,509	3,372	8,588
Phase III	8,261	268	13,346	268
Research and drug discovery	3,386	3,594	6,837	6,954

Total R&D	$14,329	$9,062	$24,299	$20,307

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

General and administrative expenses

Total general and administrative expenses for the three and six months ended June 30, 2017, as compared to the same periods in the prior year were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
General and administrative expenses	$4,184	$3,877	$8,757	$7,961
Dollar increase	$307		$796
Percentage increase	8%		10%

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

The increase from 2016 to 2017 for the three month period was primarily due to higher intellectual property related expenses and accounting related fees associated with preparing to meet the requirements pursuant to the Sarbanes-Oxley Act of 2002. The increase from 2016 to 2017 for the six month period was primarily due to higher intellectual property related expenses and accounting related fees partially offset by lower travel expenses.

We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional expenses associated with preparing to meet the requirements pursuant to the Sarbanes-Oxley Act of 2002, including in connection with the expiration of our status as an emerging growth company, expected to occur in 2017.

Other income, net

Other income, net primarily consists of interest income earned on our marketable securities. Total other income, net, for the three and six month periods, as compared to the same periods in the prior year was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	$336	$161	$653	$247

Total other income, net	$336	$161	$653	$247

Dollar increase	175		406
Percentage increase	109%		164%

The increases in total other income, net from 2016 to 2017 for the three and six month periods were primarily due to higher cash and investment balances in 2017 due to the receipt of upfront payments totaling $125.0 million received from Vifor in connection with the Avacopan Agreement, Avacopan Amendment and CCX140 Agreement.

Liquidity and Capital Resources

As of June 30, 2017, we had approximately $136.6 million in cash, cash equivalents and investments. Such amounts exclude $30.0 million in remaining upfront commitments in connection with the December 2016 CCX140 Agreement and February 2017 Avacopan Amendment, which are due on the first anniversary of these agreements. The following table shows a summary of our cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash provided by (used in)
Operating activities	$11,988	$55,915
Investing activities	(3,984)	(54,301)
Financing activities	1,472	7,488

Operating activities. Net cash provided by operating activities was $12.0 million for the six months ended June 30, 2017, compared to $55.9 million for the same period in 2016. This change was primarily due to changes in working capital items. For the six months ended June 30, 2017, changes in working capital included the receipt of $30.0 million of accounts receivable from the first installment of the upfront commitment under the CCX140 Agreement. For the same period in 2016, changes in working capital included the receipt of $78.0 million, most of which was included as deferred revenue, in connection with the Avacopan Agreement.

Investing activities. Net cash provided by or used in investing activities for periods presented primarily relate to the purchase and maturity of investments used to fund the day-to-day needs of our business.

Financing activities. Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2017, compared to $7.5 million for the same period in 2016. Net cash provided by financing activities for both periods presented included proceeds from the exercise of stock options and purchases from contributions to our 2012 Employee Stock Purchase Plan. For the six months ended June 30, 2016, net cash provided also included the receipt of $7.0 million in net proceeds from the issuance of 3,333,333 shares of our common stock in connection with the Avacopan Agreement. For the six months ended June 30, 2017, cash used for financing activities included $0.3 million (the value of withheld shares), for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units.

As of June 30, 2017, we had approximately $136.6 million in cash, cash equivalents and investments, excluding the $30.0 million in remaining upfront commitments in connection with the December 2016 CCX140 Agreement and the February 2017 Avacopan Amendment, which are due on the first anniversary of these agreements. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, August 8, 2017. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2017 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2017, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of June 30, 2017, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHEMOCENTRYX, INC.

Date: August 8, 2017	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2017	/s/ Susan M. Kanaya
Susan M. Kanaya Executive Vice President, Chief Financial and Administrative Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Amendment to Collaboration and License Agreement, effective as of May 22, 2017 between the Registrant and Vifor Fresenius Medical Care Renal Pharma Ltd..

10.2#	Second Amendment to Lease, dated April 13, 2017, by and between Google Inc. and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the SEC.