Form 10-Q
period 2017-09-30
ChemoCentryx, Inc.
filed 2017-11-07
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 31, 2017, was 48,766,664.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

(unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$17,961	$12,024
Short-term investments	102,603	105,740
Accounts receivable	530	30,205
Prepaid expenses and other current assets	1,299	722

Total current assets	122,393	148,691
Property and equipment, net	970	905
Long-term investments	4,204	5,997
Other assets	381	279

Total assets	$127,948	$155,872

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,353	$671
Accrued liabilities	8,185	8,645
Deferred revenue	34,872	29,019

Total current liabilities	44,410	38,335
Deferred revenue	46,027	67,547
Other non-current liabilities	214	101

Total liabilities	90,651	105,983
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 48,772,716 shares and 48,057,920 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	49	48
Additional paid-in capital	366,187	356,966
Note receivable	(16)	(16)
Accumulated other comprehensive loss	(68)	(50)
Accumulated deficit	(328,855)	(307,059)

Total stockholders’ equity	37,297	49,889

Total liabilities and stockholders’ equity	$127,948	$155,872

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue:
Collaboration and license revenue	$9,029	$4,131	$26,196	$6,751
Grant revenue	—	120	—	295

Total revenue	9,029	4,251	26,196	7,046

Operating expenses:
Research and development	12,315	8,389	36,614	28,696
General and administrative	3,624	3,193	12,381	11,154

Total operating expenses	15,939	11,582	48,995	39,850

Loss from operations	(6,910)	(7,331)	(22,799)	(32,804)
Other income:
Interest income	350	259	1,003	506

Total other income, net	350	259	1,003	506

Net loss	$(6,560)	$(7,072)	$(21,796)	$(32,298)

Basic and diluted net loss per common share	$(0.13)	$(0.15)	$(0.45)	$(0.70)

Shares used to compute basic and diluted net loss per common share	48,602	47,763	48,314	45,942

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(6,560)	$(7,072)	$(21,796)	$(32,298)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	45	(84)	(18)	36

Comprehensive loss	$(6,515)	$(7,156)	$(21,814)	$(32,262)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016

Operating activities
Net loss	$(21,796)	$(32,298)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	311	260
Stock-based compensation	6,841	6,488
Noncash interest expense, net	63	142
Changes in assets and liabilities:
Accounts receivable	29,675	(120)
Prepaids and other current assets	(577)	(196)
Other assets	(102)	(125)
Accounts payable	682	165
Other liabilities	(347)	2,331
Deferred revenue	(15,667)	71,249

Net cash provided by (used in) operating activities	(917)	47,896

Investing activities
Purchases of property and equipment, net	(376)	(89)
Purchases of investments	(104,201)	(116,958)
Maturities of investments	109,050	62,574

Net cash provided by (used in) investing activities	4,473	(54,473)

Financing activities
Proceeds from issuance of common stock	—	7,000
Proceeds from exercise of stock options and employee stock purchase plan	2,678	621
Employees’ tax withheld and paid for restricted stock units	(297)	—

Net cash provided by financing activities	2,381	7,621

Net increase in cash and cash equivalents	5,937	1,044
Cash and cash equivalents at beginning of period	12,024	12,823

Cash and cash equivalents at end of period	$17,961	$13,867

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

1.	Description of Business

ChemoCentryx, Inc. (the Company) commenced operations in 1997. The Company is a clinical-stage biopharmaceutical company focused on developing new medications targeted at inflammatory disorders, autoimmune diseases and cancer. The Company’s principal operations are in the United States and it operates in one segment.

Unaudited Interim Financial Information

The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2016 Condensed Consolidated Balance Sheet was derived from audited financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 14, 2017.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

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

Accounts receivable consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Vifor (International) Ltd. (1)	$530	$30,000
U.S. Food and Drug Administration	—	205

	$530	$30,205

(1)	As of September 30, 2017, accounts receivable excluded the remaining $30.0 million cash commitments due from Vifor, $20.0 million of which is due in December 2017 in connection with the CCX140 Agreement and $10.0 million of which is due in February 2018 in connection with the Avacopan Amendment.

As of December 31, 2016, accounts receivable excluded the $20.0 million cash commitment which is due from Vifor in December 2017 in connection with the CCX140 Agreement. See Note 7, “Collaboration and License Agreements” for a detailed discussion.

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

For the nine months ended September 30, 2017 and 2016, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Nine Months Ended
	September 30,
	2017	2016
Options to purchase common stock, including purchases from contributions to ESPP	10,131,143	9,363,696
Restricted stock units	456,346	340,344
Restricted stock awards	95,866	—
Warrants to purchase common stock	150,000	150,000

	10,833,355	9,854,040

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). For the periods presented other comprehensive income (loss) consists of unrealized gains and losses on the Company’s available-for-sale securities. For the three and nine months ended September 30, 2017 and 2016, there were no sales of investments, and therefore there were no reclassifications from accumulated other comprehensive loss to net loss.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The new standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new standard by one year. The standard would become effective for the Company beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In 2016, the FASB updated the guidance for reporting revenue gross versus net to improve the implementation guidance on principal versus agent considerations, and for identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients and made narrow scope improvements to the new accounting guidance.

The Company currently plans to adopt the accounting standard update on January 1, 2018, using the modified retrospective approach. The cumulative effect of adopting the accounting standard update will be recorded to the Company’s accumulated deficit on January 1, 2018. The Company is currently analyzing its collaboration agreements to determine the differences in the accounting treatment under ASU No. 2014-09 compared to the current accounting treatment. During 2016, the Company entered into two license and collaboration agreements. The Company has primarily derived its revenues from license and collaboration agreements. The consideration the Company is eligible to receive under these agreements includes upfront payments, research and development funding, milestone payments, and royalties. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process under the new standard. The new revenue recognition standard differs from the current accounting standard in many respects, such as in the accounting for variable consideration and the measurement of progress toward completion of performance obligations. While the Company has not completed its ongoing assessment of the impact of adoption, the adoption of ASU No. 2014-09 may have a material effect on its financial statements.

In February 2016, the FASB issued ASU No. 2016-12, Leases (Topic 842). The new standard requires all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact of the adoption of this standard on its financial statements. However, the Company expects the adoption of this accounting guidance to result in an increase in lease assets and a corresponding increase in lease liabilities on its balance sheets.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and tax deficiencies from stock option exercises in additional paid-in capital (APIC). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. The Company adopted ASU No. 2016-09 on January 1, 2017. Upon adoption, the Company recognized the excess tax benefit balance of $2.1 million as of January 1, 2017 as a deferred tax asset with a corresponding increase to the Company’s deferred tax asset valuation allowance. Additionally, as provided for under this new guidance, the Company elected to continue to estimate forfeitures. The adoption of this aspect of the guidance did not have a material impact on the Company’s financial statements.

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$17,098	$—	$—	$17,098
U.S. treasury securities	46,687	—	(50)	46,637
Commercial paper	32,066	—	—	32,066
Corporate debt securities	28,122	—	(18)	28,104

Total available-for-sale securities	$123,973	$—	$(68)	$123,905

Classified as:
Cash equivalents				$17,098
Short-term investments				102,603
Long-term investments				4,204

Total available-for-sale securities				$123,905

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$9,746	$—	$—	$9,746
U.S. treasury securities	49,693	1	(22)	49,672
Commercial paper	16,183	—	—	16,183
Corporate debt securities	45,911	—	(29)	45,882

Total available-for-sale securities	$121,533	$1	$(51)	$121,483

Classified as:
Cash equivalents				$9,746
Short-term investments				105,740
Long-term investments				5,997

Total available-for-sale securities				$121,483

Cash equivalents in the tables above exclude cash of $0.9 million and $2.3 million as of September 30, 2017 and December 31, 2016, respectively. All available-for-sale securities held as of September 30, 2017 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of September 30, 2017 have been in a continuous unrealized loss position for more than 12 months. As of September 30, 2017, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands) as of September 30, 2017 and December 31, 2016:

	September 30, 2017
Description	Level 1	Level 2	Level 3	Total
Money market fund	$17,098	$—	$—	$17,098
U.S. treasury securities	—	46,637	—	46,637
Commercial paper	—	32,066	—	32,066
Corporate debt securities	—	28,104	—	28,104

Total assets	$17,098	$106,807	$—	$123,905

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Money market fund	$9,746	$—	$—	$9,746
U.S. treasury securities	—	49,672	—	49,672
Commercial paper	—	16,183	—	16,183
Corporate debt securities	—	45,882	—	45,882

Total assets	$9,746	$111,737	$—	$121,483

During the nine months ended September 30, 2017, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Research and development related	$5,285	$5,482
Compensation related	1,990	2,460
Consulting and professional services	529	421
Other	381	282

	$8,185	$8,645

6.	Related-Party Transactions

Bio-Techne Corporation, formerly Techne Corporation, is one of the Company’s principal stockholders. In connection with the Company’s initial public offering (IPO) in February 2012, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00 per share, or 200% of the IPO price of its common stock, which was outstanding as of September 30, 2017. The Company had an accounts payable balance due to Bio-Techne for the purchases of research materials of approximately $1,000 and $25,000 as of September 30, 2017 and December 31, 2016, respectively.

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

In February 2017, Vifor and the Company expanded the Vifor territories under the Avacopan Agreement to include all markets outside the United States and China (the Avacopan Amendment). The Company retains control of ongoing and future development of avacopan (other than country-specific development in the licensed territories), and all commercialization rights to avacopan in the United States and China. In connection with this arrangement, the Company received a $20.0 million upfront cash commitment for the expanded rights, $10.0 million of which was received in February 2017. The remaining $10.0 million is due in February 2018 and is not reflected in accounts receivable as of September 30, 2017. The February 2017 Avacopan Amendment and the original May 2016 Avacopan Agreement are accounted for as a combined agreement. The February 2017 Avacopan Amendment did not represent a material modification given among other factors, there were no changes to the Company’s deliverables under the arrangement. As such, the additional upfront commitment of $20.0 million under the Avacopan Amendment will be recognized over the remaining estimated period of performance ending in June 2020. For the three and nine months ended September 30, 2017, the Company recognized $6.2 million and $18.2 million, respectively, of collaboration and license revenue under the Avacopan Agreement and the Avacopan Amendment, compared to $4.1 million and $6.8 million in the same periods ended September 30, 2016. Upon achievement of certain regulatory and commercial milestones with avacopan, the Company will receive additional payments of up to $510.0 million under the Avacopan Agreement. In addition, the Company will receive royalties, with rates ranging from the low teens to the mid-twenties, on future potential net sales of avacopan by Vifor in the licensed territories.

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

Under the terms of the CCX140 Agreement, the Company received a non-refundable upfront commitment of $50.0 million, $30.0 million of which was received in January 2017. The remaining $20.0 million, which is due on the first anniversary of the CCX140 Agreement, was not reflected in accounts receivable as of September 30, 2017. The upfront commitment of $50.0 million will be recognized over the estimated period of performance under the CCX140 Agreement, which approximates 5.0 years, ending in December 2021. The deliverables under the CCX140 Agreement consist of intellectual property licenses, development and regulatory services for the submission of the MAA. The Company considered the provisions of the revenue recognition multiple-element arrangement guidance and concluded that the license and the development and regulatory activities for the submission of the MAA do not have stand-alone value because the rights conveyed to do not permit Vifor to perform all efforts necessary to use the Company’s technology to bring the compound through development and, upon regulatory approval, commercialization of the compound. Accordingly, the Company combined these deliverables and allocated the upfront consideration of $50.0 million into a single unit of accounting.

For the three and nine months ended September 30, 2017, the Company recognized $2.8 million and $8.0 million of collaboration and license revenue under the CCX140 Agreement, respectively, of which $2.5 million and $7.5 million were associated with the recognition of upfront commitment. The remaining amounts represented collaboration revenue derived from funding of CCX140 development services from Vifor. Upon achievement of certain regulatory and commercial milestones with CCX140, the Company will receive additional payments of up to $625.0 million under the CCX140 Agreement. In addition, the Company will receive tiered royalties, with rates ranging from ten to the mid-twenties, on net sales of CCX140 in the licensed territories.

Under the Avacopan Agreement and the CCX140 Agreement, the Company determined that future contingent payments related to regulatory milestones meet the definition of a substantive milestone under the accounting guidance. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved. The Company will be eligible to receive contingent payments related to commercial milestones based on the performance of Vifor and these payments are not considered to be milestones under the accounting guidance. These contingent commercial milestone payments will be included in the allocation of arrangement consideration if and when achieved, resulting in an accounting treatment similar to the upfront payment. As of September 30, 2017, the Company had not received any milestone payments under the Avacopan Agreement or the CCX140 Agreement. The Company expects to recognize royalty revenue in the period of sale of the related product, based on the underlying contract terms. The Avacopan Agreement and the CCX140 Agreement are accounted for as separate arrangements.

8.	Government Grant

In April 2016, the Company was awarded an Orphan Products Development grant by the U.S. Food and Drug Administration to support the clinical development of avacopan in the amount of $500,000, which was fully recognized and received as of September 30, 2017. The term of the grant expired in May 2017. During the three and nine months ended September 30, 2017, the Company did not recognize any grant revenue. During the three and nine months ended September 30, 2016, the Company recognized $120,000 and $295,000, respectively, of grant revenue.

9.	Equity Incentive Plans

Stock Options

During the nine months ended September 30, 2017, the Company had the following option activities under its equity incentive plans:

		Outstanding Options
	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2016	1,655,524	9,345,515	$7.72
Shares authorized	1,900,000
Granted (1)	(1,914,238)	1,634,500	6.95
Exercised (2)	40,208	(405,912)	5.85
Forfeited and expired (3)	489,862	(476,528)	6.47

Balance at September 30, 2017	2,171,356	10,097,575	$7.73	6.35	$10,544

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period.
(2)	Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.
(3)	The difference between shares forfeited and expired in the number of shares available for grant and outstanding options represents the RSUs canceled for the period.

Restricted Stock

During the nine months ended September 30, 2017, the activity for restricted stock is summarized as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Balance at December 31, 2016	471,650	$4.60
Granted	279,738	6.72
Vested	(185,842)	4.26
Canceled	(13,334)	3.57

Unvested at September 30, 2017	552,212	$5.81

Stock-based Compensation

Total stock-based compensation expense was $1.9 million and $6.8 million during the three and nine months ended September 30, 2017, respectively, and $1.8 million and $6.5 million, respectively, during the same periods ended September 30, 2016. As of September 30, 2017, $9.6 million, $2.0 million, and $23,000 of total unrecognized compensation expenses associated with outstanding employee stock options, unvested restricted stock, and the ESPP, net of estimated forfeitures, were expected to be recognized over a weighted-average period of 2.52, 1.72, and 0.12 years, respectively.

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

Avacopan (CCX168)—Complement Inhibition in Orphan and Rare Diseases

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

Following completion of two Phase II clinical trials in patients with AAV, the results of which demonstrated that avacopan was safe, well-tolerated and provided effective steroid-free control of the disease, we launched the Phase III ADVOCATE trial in December 2016. The FDA and the EMA concurred with the design of the study. ADVOCATE is a randomized, double-blind two-arm study that is planned to enroll 300 patients at approximately 200 sites in the United States, Canada, Europe, Australia, and New Zealand. We expect to complete patient enrollment of the Phase III ADVOCATE trial in mid-2018. We recently launched a registration-supporting clinical trial to study avacopan for the treatment of patients with C3G and also plan to initiate the same for the treatment of patients with aHUS in 2017; designed to potentially support registration of avacopan in these indications.

CCX140—Chronic and Rare Kidney Diseases

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

As of September 30, 2017, we had an accumulated deficit of $328.9 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2017, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the periods presented, our revenues were derived from (i) the recognition of the upfront payments related to the Avacopan Agreement, Avacopan Amendment and CCX140 Agreement; (ii) collaboration revenue under the CCX140 Agreement and (iii) grant revenue from the FDA Orphan Products Development grant to support the clinical development of avacopan for the treatment of patients with AAV. Total revenue for the periods as compared to the same periods in the prior year were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Collaboration and license revenue	$9,029	$4,131	$26,196	$6,751
Grant revenue	—	120	—	295

Total revenue	$9,029	$4,251	$26,196	$7,046

Dollar increase	$4,778		$19,150
Percentage increase	112%		272%

The increases in revenue from 2016 to 2017 for the three and nine month periods were due to; (i) amortization of the upfront license fee commitments from Vifor pursuant to the Avacopan Agreement, Avacopan Amendment and CCX140 Agreement, as well as (ii) collaboration revenue for development services under the CCX140 Agreement in the 2017 periods. These increases were partially offset by a decrease in grant revenue from the FDA to support the clinical development of avacopan for the treatment of patients with AAV.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, the discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We recognize all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three and nine months ended September 30, 2017, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expenses	$12,315	$8,389	$36,614	$28,696
Dollar increase	$3,926		$7,918
Percentage increase	47%		28%

The increase in research and development expenses from 2016 to 2017 for the three month period was primarily attributable to higher in Phase III clinical development expenses due to the initiation and patient enrollment of the avacopan ADVOCATE trial in patients with AAV and higher Phase II clinical development expense due to start-up expenses related to the clinical trial of avacopan for the treatment of C3G. These increases were partially offset by lower Phase II expenses due to the completion of the avacopan

CLEAR and CLASSIC clinical trials for the treatment of AAV in 2016. Decreased Phase I development expense was due to the completion of enrollment in the clinical trial for CCX872 in patients with advanced pancreatic cancer in 2016.

Research and development expenses increased from 2016 to 2017 for the nine month period primarily due to the initiation and patient enrollment of the avacopan Phase III ADVOCATE trial in patients with AAV and start-up expenses related to the Phase II clinical trial of avacopan for the treatment of C3G. These increases were partially offset by lower Phase II clinical development expense primarily due to the completion of the avacopan CLEAR and CLASSIC clinical trials for the treatment of AAV in 2016 and lower Phase I development expense due to the completion of enrollment in the clinical trial for CCX872 in patients with advanced pancreatic cancer in 2016.

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Phase I	$218	$802	$962	$5,299
Phase II	3,760	1,192	6,476	9,780
Phase III	5,067	3,247	19,069	3,515
Research and drug discovery	3,270	3,148	10,107	10,102

Total R&D	$12,315	$8,389	$36,614	$28,696

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

General and administrative expenses

Total general and administrative expenses for the three and nine months ended September 30, 2017, as compared to the same periods in the prior year were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
General and administrative expenses	$3,624	$3,193	$12,381	$11,154
Dollar increase	$431		$1,227
Percentage increase	13%		11%

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

The increase from 2016 to 2017 for the three month period was primarily due to higher accounting related fees associated with preparing to meet the requirements pursuant to the Sarbanes-Oxley Act of 2002. The increase from 2016 to 2017 for the nine month period was primarily due to higher intellectual property related expenses and accounting related fees partially offset by lower travel expenses.

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

Other income, net

Other income, net primarily consists of interest income earned on our marketable securities. Total other income, net, for the three and nine month periods, as compared to the same periods in the prior year was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$350	$259	$1,003	$506

Total other income, net	$350	$259	$1,003	$506

Dollar increase	$91		$497
Percentage increase	35%		98%

The increases in total other income, net from 2016 to 2017 for the three and nine month periods were primarily due to higher cash and investment balances in 2017 due to the receipt of upfront payments totaling $125.0 million received from Vifor in connection with the Avacopan Agreement, Avacopan Amendment and CCX140 Agreement.

Liquidity and Capital Resources

As of September 30, 2017, we had approximately $124.8 million in cash, cash equivalents and investments. Such amounts exclude $30.0 million in remaining upfront commitments in connection with the December 2016 CCX140 Agreement and February 2017 Avacopan Amendment, which are due on the first anniversary of these agreements. The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash provided by (used in)
Operating activities	$(917)	$47,896
Investing activities	4,473	(54,473)
Financing activities	2,381	7,621

Operating activities. Net cash used in operating activities was $0.9 million for the nine months ended September 30, 2017, compared to $47.9 million provided by operating activities for the same period in 2016. This change was primarily due to changes in working capital items. For the nine months ended September 30, 2017, changes in working capital included the receipt of $30.0 million of accounts receivable from the first installment of the upfront commitment under the CCX140 Agreement. For the same period in 2016, changes in working capital included the receipt of $78.0 million, most of which was included as deferred revenue, in connection with the Avacopan Agreement.

Investing activities. Net cash provided by or used in investing activities for periods presented primarily relate to the purchases of investments and maturities of investments used to fund the day-to-day needs of our business.

Financing activities. Net cash provided by financing activities was $2.4 million for the nine months ended September 30, 2017, compared to $7.6 million for the same period in 2016. Net cash provided by financing activities for both periods presented included proceeds from the exercise of stock options and from employee purchases of stock under our 2012 Employee Stock Purchase Plan. For the nine months ended September 30, 2016, net cash provided also included the receipt of $7.0 million in net proceeds from the issuance of 3,333,333 shares of our common stock in connection with the Avacopan Agreement. For the nine months ended September 30, 2017, cash used for financing activities included $0.3 million (the value of withheld shares), for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units.

As of September 30, 2017, we had approximately $124.8 million in cash, cash equivalents and investments, excluding the $30.0 million in remaining upfront commitments in connection with the December 2016 CCX140 Agreement and the February 2017 Avacopan Amendment, which are due on the first anniversary of these agreements. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, November 7, 2017. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” in the notes to condensed consolidated financial statements for a full description of recently issued accounting pronouncements, including the respective expected dates of adoption and effects on our consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2017 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2017, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of September 30, 2017, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: November 7, 2017	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2017	/s/ Susan M. Kanaya
Susan M. Kanaya Executive Vice President, Chief Financial and Administrative Officer and Secretary (Principal Financial and Accounting Officer)