Form 10-Q
period 2018-03-31
ChemoCentryx, Inc.
filed 2018-05-09
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 30, 2018 was 49,150,081.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

(unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$30,550	$40,020
Short-term investments	116,018	87,271
Accounts receivable	1,698	51,090
Prepaid expenses and other current assets	1,532	1,449

Total current assets	149,798	179,830
Property and equipment, net	1,131	1,210
Long-term investments	30,508	7,929
Other assets	327	359

Total assets	$181,764	$189,328

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$449	$1,400
Accrued liabilities	7,195	8,575
Deferred revenue	68,997	22,962

Total current liabilities	76,641	32,937
Long-term debt, net	4,700	4,676
Noncurrent deferred revenue	74,554	72,197
Other non-current liabilities	337	251

Total liabilities	156,232	110,061
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 49,071,361 and 48,837,060 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	49	49
Additional paid-in capital	371,749	368,553
Note receivable	(16)	(16)
Accumulated other comprehensive loss	(302)	(119)
Accumulated deficit	(345,948)	(289,200)

Total stockholders’ equity	25,532	79,267

Total liabilities and stockholders’ equity	$181,764	$189,328

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Collaboration and license revenue	$9,546	$8,230

Total revenue	9,546	8,230

Operating expenses:
Research and development	14,742	9,970
General and administrative	4,660	4,573

Total operating expenses	19,402	14,543

Loss from operations	(9,856)	(6,313)
Other income (expense):
Interest income	613	317
Interest expense	(174)	—

Total other income, net	439	317

Net loss	$(9,417)	$(5,996)

Basic and diluted net loss per common share	$(0.19)	$(0.12)

Shares used to compute basic and diluted net loss per common share	48,853	48,115

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(9,417)	$(5,996)
Unrealized loss on available-for-sale securities	(183)	(34)

Comprehensive loss	$(9,600)	$(6,030)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017

Operating activities
Net loss	$(9,417)	$(5,996)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	111	98
Stock-based compensation	2,541	2,399
Noncash interest (income) expense, net	(366)	44
Changes in assets and liabilities:
Accounts receivable	49,392	30,205
Prepaids and other current assets	(83)	(685)
Other assets	32	(51)
Accounts payable	(951)	148
Other liabilities	(1,372)	(1,851)
Deferred revenue	1,061	1,769

Net cash provided by operating activities	40,948	26,080

Investing activities
Purchases of property and equipment, net	(32)	(177)
Purchases of investments	(77,941)	(55,387)
Maturities of investments	26,900	36,350

Net cash used in investing activities	(51,073)	(19,214)

Financing activities
Proceeds from exercise of stock options	1,128	361
Employees’ tax withheld and paid for restricted stock units	(473)	(297)

Net cash provided by financing activities	655	64

Net increase (decrease) in cash and cash equivalents	(9,470)	6,930
Cash and cash equivalents at beginning of period	40,020	12,024

Cash and cash equivalents at end of period	$30,550	$18,954

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

1.	Description of Business

ChemoCentryx, Inc. (the Company) commenced operations in 1997. The Company is a clinical-stage biopharmaceutical company focused on developing new medications targeted at inflammatory disorders, autoimmune diseases and cancer. The Company’s principal operations are in the United States and it operates in one segment.

Unaudited Interim Financial Information

The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2017 Condensed Consolidated Balance Sheet was derived from audited financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 12, 2018.

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

Accounts receivable consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Vifor (1)	$1,698	$51,090

(1)	Accounts receivable at March 31, 2018 and December 31, 2017 included $1.6 million and $1.1 million, respectively, of unbilled receivables related to development costs to be reimbursed by Vifor (International) Ltd., and/or its affiliates (collectively, Vifor) under the agreement relating to CCX140, which we refer to as the CCX140 Agreement. As of December 31, 2017, accounts receivable excluded the $10.0 million cash commitment received from Vifor in February 2018 in connection with the agreement that harmonized the geographic commercialization rights underlying the agreements for both avacopan and CCX140 drug candidates, which we refer to as the Avacopan Amendment. See “Note 8. Collaboration and License Agreements” for a detailed discussion.

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

For the three months ended March 31, 2018 and 2017, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2018	2017
Options to purchase common stock, including purchases from contributions to ESPP	11,824,877	10,646,551
Restricted stock units	459,682	565,345
Restricted stock awards	85,431	31,306
Warrants to purchase common stock	150,000	150,000

	12,519,990	11,393,202

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive loss. For the periods presented other comprehensive loss consists of unrealized losses on the Company’s available-for-sale securities. For the three months ended March 31, 2018 and 2017, there were no sales of investments, and therefore there were no reclassifications.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective transition method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company enters into corporate collaborations under which it may obtain upfront license fees, research and development funding and development and regulatory and commercial milestone payments and royalty payments. The Company’s performance obligations under these arrangements may include licenses of intellectual property, distribution rights, research and development services, delivery of manufactured product, and/or participation on joint steering committees.

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from upfront license fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of proportional performance each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for the Company to use the same approach for all contracts. The Company expects to use the most likely amount method for development and regulatory milestone payments. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Commercial milestones and royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and in which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from its collaboration arrangements.

Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional.

Upon adoption of ASC 606 under the modified retrospective transition method, the Company recognized the cumulative effect of initially applying the new revenue standard of $47.3 million as an adjustment to the opening balance of accumulated deficit and an increase in deferred revenue. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Before the adoption of ASC 606, the Company recognized upfront fees straight-line under ASC 605 over the estimated performance period and recognized milestones when earned under the milestone method of accounting. See “Note 2. Summary of Significant Accounting Policies – Revenue Recognition” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018 for a detailed discussion.

The impact of adoption on the Company’s consolidated statement of operations and balance sheet was as follows (in thousands):

	For the Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASC606	Effect of Change
Statement of Operations
Collaboration and license revenue	$9,546	$4,364	$5,182
Loss from operations	(9,856)	(15,038)	5,182
Net loss	(9,417)	(14,599)	5,182

	March 31, 2018
	As Reported	Balances Without Adoption of ASC606	Effect of Change
Balance Sheet
Liabilities:
Deferred revenue	$68,997	$15,023	$53,974
Noncurrent deferred revenue	74,554	86,379	(11,825)

Stockholders’ equity:
Accumulated deficit	(345,948)	(303,799)	(42,149)

Recent Accounting Pronouncements

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted into law. Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. Shortly after the enactment of the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company has adjusted its deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 34% to 21% and assessed the realizability of its deferred tax assets based on its current understanding of the provisions of the new law. The Company considers its accounting for the impacts of the new law to be provisional and the Company will continue to assess the impact of the recently enacted tax law (and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting) on its business and consolidated financial statements for the remainder of 2018. No adjustments were made to the provisional estimate during the three months ended March 31, 2018.

In February 2016, the Financial Accounting Standard Board issued Accounting Standards Update No. 2016-12, Leases (Topic 842). The new standard requires all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact of the adoption of this standard on its financial statements. However, the Company expects the adoption of this accounting guidance to result in an increase in lease assets and a corresponding increase in lease liabilities on its balance sheets.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$17,963	$—	$—	$17,963
U.S. treasury securities	34,986	—	(53)	34,933
Commercial paper	51,923	—	—	51,923
Corporate debt securities	68,895	—	(250)	68,645

Total available-for-sale securities	$173,767	$—	$(303)	$173,464

Classified as:
Cash equivalents				$26,938
Short-term investments				116,018
Long-term investments				30,508

Total available-for-sale securities				$173,464

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$29,848	$—	$—	$29,848
U.S. treasury securities	29,005	—	(52)	28,953
Commercial paper	46,184	—	—	46,184
Corporate debt securities	27,095	—	(67)	27,028

Total available-for-sale securities	$132,132	$—	$(119)	$132,013

Classified as:
Cash equivalents				$36,813
Short-term investments				87,271
Long-term investments				7,929

Total available-for-sale securities				$132,013

Cash equivalents in the tables above exclude cash of $3.6 million and $3.2 million as of March 31, 2018 and December 31, 2017, respectively. All available-for-sale securities held as of March 31, 2018 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of March 31, 2018 have been in a continuous unrealized loss position for more than 12 months. As of March 31, 2018, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

Recurring Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands) as of March 31, 2018 and December 31, 2017:

	March 31, 2018
Description	Level 1	Level 2	Level 3	Total
Money market fund	$17,963	$—	$—	$17,963
U.S. treasury securities	—	34,933	—	34,933
Commercial paper	—	51,923	—	51,923
Corporate debt securities	—	68,645	—	68,645

Total assets	$17,963	$155,501	$—	$173,464

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Money market fund	$29,848	$—	$—	$29,848
U.S. treasury securities	—	28,953	—	28,953
Commercial paper	—	46,184	—	46,184
Corporate debt securities	—	27,028	—	27,028

Total assets	$29,848	$102,165	$—	$132,013

During the three months ended March 31, 2018, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, prime rate, currency spot and forward rates, and credit ratings.

Other Fair Value Measurements

The carrying amount and estimated fair value of financial instruments not recorded at fair value at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$4,700	$4,958	$4,676	$4,812

(1)	Carrying amounts of long-term debt were net of unamortized debt discounts of $300,000 and $324,000 as of March 31, 2018 and December 31, 2017, respectively.

The fair value of the Company’s long-term debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Research and development related	$4,816	$4,962
Compensation related	1,331	2,345
Consulting and professional services	566	1,012
Other	482	256

	$7,195	$8,575

6.	Long-term Debt

On December 28, 2017 (the Closing Date), the Company entered into a Loan and Security Agreement with Hercules Capital, Inc. (Hercules) pursuant to which term loans in an aggregate principal amount of up to $50.0 million (the Credit Facility) are available to the Company in three tranches, subject to certain terms and conditions. Under the first tranche, the Company may borrow through June 2018 an amount up to $15.0 million, of which $5.0 million was advanced to the Company on the Closing Date. Upon satisfaction of certain terms and conditions, the second tranche is available under the Credit Facility, which would allow the Company to borrow up to an additional $10.0 million through December 15, 2018. The third tranche, which would allow the Company to borrow up to an additional $25.0 million, would be available upon Hercules’ approval through June 15, 2019.

Advances under the Credit Facility will bear an interest rate equal to the greater of (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal minus 4.75%, and (ii) 8.05%. For advances under the first tranche, the Company will make interest-only payments through July 1, 2020, and will then repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through December 1, 2021. For advances made under the second and third tranches, the Company will make interest-only payments for the first 30 months, and will then repay the principal balance and interest on the advances in equal monthly installments after the interest-only period with each advance repaid 48 months after it is drawn.

The Company may prepay advances under the Credit Facility, in whole or in part, at any time, subject to a prepayment charge equal to: (a) 2.0% of amounts so prepaid, if such prepayment occurs during the first year following the Closing Date; (b) 1.5% of the amount so prepaid, if such prepayment occurs during the second year following the Closing Date; and (c) 1.0% of the amount so prepaid, if such prepayment occurs after the second year following the Closing Date. The Credit Facility is secured by substantially all of the Company’s assets, excluding intellectual property.

In addition, Hercules has the right to participate, in an amount up to $2.0 million, in any subsequent equity financing broadly marketed to multiple investors in an amount greater than $20.0 million. The Credit Facility also includes customary affirmative and negative covenants, including restrictions on the payment of dividends, and events of default, the occurrence and continuance of which provide Hercules with the right to demand immediate repayment of all principal and unpaid interest under the Credit Facility, and to exercise remedies against the Company and the collateral securing the Credit Facility. The Company was in compliance with all loan covenants for all periods presented.

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

In addition, the Company pays a commitment charge of 1% of the advances made under the Credit Facility, with a minimum charge of $162,500 paid on the Closing Date. Also, the Company reimbursed Hercules for costs incurred related to the Credit Facility. These charges were recorded as discounts to the carrying value of the loan and are amortized over the term of the loan using the effective interest method.

As of March 31, 2018, the Company had outstanding borrowings under the Credit Facility of $4.7 million, net of discounts of $0.3 million. Future minimum principal payments, which exclude the end of term charge, related to the Credit Facility as of March 31, 2018 are as follows (in thousands):

Amounts
Year ending December 31:
Remaining of fiscal year 2018	$—
2019	—
2020	1,597
2021	3,403

Total minimum payments	5,000
Less current portion	—

Noncurrent portion	$5,000

7.	Related-Party Transactions

Bio-Techne

Bio-Techne Corporation, formerly Techne Corporation, is one of the Company’s principal stockholders. In connection with the Company’s initial public offering (IPO) in February 2012, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00 per share, or 200% of the IPO price of its common stock, which was outstanding as of March 31, 2018. The Company had an accounts payable balance due to Bio-Techne for the purchases of research materials of approximately $400 and $6,000 as of March 31, 2018 and December 31, 2017, respectively.

8.	Collaboration and License Agreements

Avacopan Agreements

In May 2016, the Company entered into an exclusive collaboration and license agreement with Vifor pursuant to which the Company granted Vifor exclusive rights to commercialize avacopan in Europe and certain other markets (the Avacopan Agreement). Avacopan is the Company’s lead drug candidate for the treatment of patients with anti-neutrophil cytoplasmic auto-antibody associated vasculitis (AAV) and other rare diseases. The Avacopan Agreement also provided Vifor with an exclusive option to negotiate during 2016 a worldwide license agreement for one of the Company’s other drug candidates, CCX140, an orally-administered inhibitor of the chemokine receptor known as CCR2. In connection with the Avacopan Agreement, the Company received a non-refundable upfront payment of $85.0 million, comprising $60.0 million in cash and $25.0 million in the form of an equity investment to purchase 3,333,333 shares of the Company’s common stock at a price of $7.50 per share.

In February 2017, Vifor and the Company expanded the Vifor territories under the Avacopan Agreement to include all markets outside the United States and China (the Avacopan Amendment). The Company retains control of ongoing and future development of avacopan (other than country-specific development in the licensed territories), and all commercialization rights to avacopan in the United States and China. In connection with this arrangement, the Company received a $20.0 million upfront payment for the expanded rights.

Upon achievement of certain regulatory and commercial milestones with avacopan, the Company will receive additional payments of up to $460.0 million under the Avacopan Agreement. In addition, the Company will receive royalties, with rates ranging from the low teens to the mid-twenties, on future potential net sales of avacopan by Vifor in the licensed territories. In December 2017, the Company achieved a $50.0 million regulatory milestone when the European Medicines Agency (EMA) validated the Company’s Conditional marketing authorisation (CMA) application for avacopan for the treatment of AAV.

The Company identified the following material promises under the Avacopan Agreement and the Avacopan Amendment: (1) the license related to avacopan; (2) the development and regulatory services for the submission of the marketing authorisation application (MAA); and (3) an exclusive option to negotiate a worldwide license agreement for CCX140, which expired in 2016. The Company considered that the license has standalone functionality and is capable of being distinct. However, the Company determined that the license is not distinct from the development and regulatory services within the context of the agreement because Vifor is dependent on the Company to execute the development and regulatory activities in order for Vifor to benefit from the license. As such, the license is combined with the development and regulatory services into a single performance obligation. The exclusive option related to CCX140 is a separate performance obligation and the Company determined that its transaction price is not material. As such, the transaction price under this arrangement will be allocated to the license and the development and regulatory services.

As of March 31, 2018, the transaction price of $148.0 million consists of the following:

•	$78.0 million upfront payment under the original May 2016 Avacopan Agreement. Of the total $85.0 million upfront payment received under the May 2016 Avacopan Agreement, $7.0 million was allocated to the issuance of 3,333,333 shares of the Company’s common stock valued at $2.10 per share, the closing stock price on the effective date of the agreement, May 9, 2016. The remaining $78.0 million was allocated to the transaction price under this arrangement;

•	$20.0 million upfront payment under the February 2017 Avacopan Amendment; and

•	$50.0 million regulatory milestone payment achieved when the EMA validated the Company’s CMA application for avacopan for the treatment of AAV in December 2017.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company determined that the combined performance obligation will be performed over the duration of the contract, which begins on the effective date of May 9, 2016 and ends upon completion of development and regulatory services. The Company will use a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Vifor. In applying the cost-based input method of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations.

For the three months ended March 31, 2018, the Company recognized $8.2 million of collaboration and license revenue under the Avacopan Agreement and the Avacopan Amendment.

Prior to the adoption of ASC 606 on January 1, 2018, the Company accounted for its performance obligations under the Avacopan Agreement and Avacopan Amendment as one combined unit of accounting with the upfront fees being recognized over the estimated period of performance. See “Note 10. Collaboration and License Agreements – Avacopan Agreements” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, for further discussion. For the three months ended March 31, 2017, the Company recognized $5.7 million of collaboration and license revenue under the Avacopan Agreement and Avacopan Amendment under ASC 605.

CCX140 Agreement

In December 2016, the Company entered into a second collaboration and license agreement with Vifor pursuant to which the Company granted Vifor exclusive rights to commercialize CCX140 (the CCX140 Agreement) in markets outside the United States and China. CCX140 is an orally-administered inhibitor of the chemokine receptor known as CCR2. The Company retains marketing rights in the United States and China, while Vifor has commercialization rights in the rest of the world. Pursuant to the CCX140 Agreement, the Company is responsible for the clinical development of CCX140 in rare renal diseases and is reimbursed for Vifor’s equal share of such development cost. Vifor retains an option to solely develop and commercialize CCX140 in more prevalent forms of chronic kidney disease (CKD). Should Vifor later exercise the CKD option, the Company would receive co-promotion rights for CKD in the United States. Under the terms of the CCX140 Agreement, the Company received a non-refundable upfront payment of $50.0 million in 2017.

Upon achievement of certain regulatory and commercial milestones with CCX140, the Company will receive additional payments of up to $625.0 million under the CCX140 Agreement. In addition, the Company will receive tiered royalties, with rates ranging from ten to the mid-twenties, on net sales of CCX140 in the licensed territories.

The Company identified the following material promises under the CCX140 Agreement: (1) the license related to CCX140; and (2) the development and regulatory services for the submission of the MAA. The Company considered that the license has standalone functionality and is capable of being distinct. However, the Company determined that the license is not distinct from the development and regulatory services within the context of the agreement because Vifor is dependent on the Company to execute the development and regulatory activities in order for Vifor to benefit from the license. As such, the license is combined with the development and regulatory services into a single performance obligation.

As of March 31, 2018, the transaction price of $105.6 million consists of the following:

•	$50.0 million upfront payment under the CCX140 Agreement.

•	$55.6 million of CCX140 development funding by Vifor.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company determined that the combined performance obligation will be performed over the duration of the contract, which began on the effective date of December 22, 2016 and ends upon completion of development and regulatory services. The Company will use a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Vifor. In applying the cost-based input method of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations. For the three months ended March 31, 2018, the Company recognized $1.3 million of collaboration and license revenue under the CCX140 Agreement.

Prior to the adoption of ASC 606 on January 2, 2018, the Company accounted for its performance obligations under the CCX140 Agreement as one combined unit of accounting with the upfront fee of $50.0 million being recognized over the estimated period of performance. See “Note 10. Collaboration and License Agreements – CCX140 Agreement” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, for further discussion. For the three months ended March 31, 2017, the Company recognized $2.5 million of collaboration and license revenue under the CCX140 Agreement under ASC 605.

The following table presents the contract assets and liabilities for all of the Company’s revenue contracts as of the following dates (in thousands):

	March 31,	December 31,
	2018	2017
Contract asset:
Accounts receivable	$1,698	$51,090

Contract liability:
Deferred revenue (1)	(143,551)	(95,159)

(1)	Upon adoption of ASC 606 under the modified retrospective transition method, the Company recognized the cumulative effect of initially applying the new revenue standard of $47.3 million as an adjustment to the opening balance of accumulated deficit and an increase in deferred revenue. See “Note 2. Summary of Significant Accounting Policies – Revenue Recognition” for a detailed discussion.

During the three months ended March 31, 2018, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances (in thousands):

Three Months Ended March 31, 2018
Revenue recognized in the period from:
Amount included in contract liability at the beginning of the period	$8,938

9.	Equity Incentive Plans

Stock Options

During the three months ended March 31, 2018, the Company had the following activities under its equity incentive plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2017	2,028,880	10,203,571	$7.68
Shares authorized	1,940,000	—
Granted (1)	(1,964,034)	1,785,700	9.33
Exercised (2)	79,585	(172,221)	6.55
Forfeited and expired	33,363	(33,363)	6.23

Outstanding at March 31, 2018	2,117,794	11,783,687	$7.95	6.57	$67,738,549

Vested and expected to vest, net of estimated forfeiture at March 31, 2018		11,422,322	$7.95	6.48	$65,647,643

Exercisable at March 31, 2018		7,513,183	$8.26	5.13	$41,281,567

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period.
(2)	Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.

Restricted Stock

During the three months ended March 31, 2018, the activity for restricted stock is summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2017	508,444	$5.79
Granted	178,334	10.86
Vested	(141,665)	5.01
Canceled	—	—

Unvested at March 31, 2018	545,113	$7.65

Stock-based Compensation

Total stock-based compensation expense was $2.5 million and $2.4 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, $15.9 million, $2.8 million, and $33,000 of total unrecognized compensation expenses associated with outstanding employee stock options, unvested restricted stock, and the ESPP, net of estimated forfeitures, were expected to be recognized over a weighted-average period of 2.86, 1.65, and 0.12 years, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission, or SEC, on March 12, 2018.

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018.

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

Late Stage Drug Candidates

We have chosen to focus initially on orphan indications, where drug candidates tend to enjoy a faster path to market and better reimbursement. Our leading drug candidates address areas of clear unmet need, where the current standard of care, or SOC, is insufficient to halt progression of the disease and/or where today’s treatment options come with serious side effects, such as those which accompany the prolonged use of steroids:

Avacopan (CCX168) – Complement Inhibition in Orphan Diseases

Avacopan (formerly CCX168) is an orally-administered complement inhibitor targeting the C5a receptor, or C5aR, and is being developed for orphan diseases, including (i) anti-neutrophil cytoplasmic auto-antibody associated vasculitis, or AAV, a devastating autoimmune disease that damages blood vessels and can lead to kidney failure; (ii) complement 3 glomerulopathy, or C3G, a debilitating disease that can lead to kidney failure; (iii) hidradenitis suppurativa, or HS; and (iv) atypical hemolytic uremic syndrome, or aHUS, a rare, life threatening disease.

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

CCX140 – Chronic and Orphan Kidney Diseases

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

We have secured $205 million in upfront cash payments and milestones pursuant to our agreements with Vifor and are eligible for additional substantial milestone payments. Through our alliance, we maintain the commercial rights to avacopan and CCX140 in the United States and China, and also retain control of the clinical development programs for orphan renal disease. Vifor gained the commercial rights for all other international markets, and is obligated to pay us tiered royalties, with rates ranging from ten to the mid-twenties, on potential net sales.

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

As of March 31, 2018, we had an accumulated deficit of $345.9 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the three months ended March 31, 2018, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, other than the following:

Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We enter into corporate collaborations under which we may obtain upfront license fees, research and development funding and development and regulatory and commercial milestone payments and royalty payments. Our performance obligations under these arrangements may include licenses of intellectual property, distribution rights, research and development services, delivery of manufactured product, and/or participation on joint steering committees.

Licenses of intellectual property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from upfront license fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of proportional performance each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes development, regulatory or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for us to use the same approach for all contracts. We expect to use the most likely amount method for development and regulatory milestone payments. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. We recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability or achievement of each such milestone and any related constraint, and if necessary, adjust our estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Commercial milestones and royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and in which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue when the related sales occur. To date, we have not recognized any royalty revenue resulting from its collaboration arrangements.

Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the periods presented, our revenue was derived from collaboration and license revenue related to the Avacopan Agreement, Avacopan Amendment and CCX140 Agreement. Total revenue for the three months ended March 31, 2018, as compared to the same period in the prior year, was as follows (in thousands):

	Three Months Ended March 31
	2018	2017
Collaboration and license revenue	$9,546	$8,230

Total revenue	$9,546	$8,230

Dollar increase	$1,316
Percentage increase	16%

On January 1, 2018, we adopted ASC 606 under the modified retrospective transition method and recognized the cumulative effect of initially applying the new revenue standard of $47.3 million as an adjustment to the opening balance of accumulated deficit and an increase in deferred revenue. Revenue recognized prior to January 1, 2018 has not been restated and continues to be reported under the accounting standards in effect for those periods.

For the three months ended March 31, 2018, we use a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost-based input method of revenue recognition, we measure actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligations.

Before the adoption of ASC 606, we recognized upfront fees straight-line under ASC 605 over the estimated performance period and recognized milestone when earned under the milestone method of accounting. For the three months ended March 31, 2017, revenue recognized represents amortization of the upfront license fee commitments from Vifor pursuant to the Avacopan Agreement, Avacopan Amendment and CCX140 Agreement.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, the discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We recognize all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three months ended March 31, 2018, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development expenses	$14,742	$9,970
Dollar increase	$4,772
Percentage increase	48%

The increase in research and development expenses from 2017 to 2018 for the three month period was primarily due to continued patient enrollment of the avacopan Phase III ADVOCATE trial in patients with AAV, the initiation and patient enrollment of the avacopan Phase II clinical trial in patients with C3G and start-up expenses related to the CCX140 Phase II clinical trials in patients with FSGS.

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2018	2017
Phase I	$290	$382
Phase II	3,127	1,052
Phase III	7,646	5,085
Research and drug discovery	3,679	3,451

Total R&D	$14,742	$9,970

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

General and administrative expenses

Total general and administrative expenses for the three months ended March 31, 2018, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
General and administrative expenses	$4,660	$4,573
Dollar increase	$87
Percentage increase	2%

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

The increase from 2017 to 2018 for the three month period was primarily due to higher employee-related expenses partially offset by a decrease in professional fees.

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

Other income (expense), net

Other income (expense), net primarily consists of interest income earned on our marketable securities. Total other income (expense), net, for the three month period, as compared to the same period in the prior year was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest income	$613	$317
Interest expense	(174)	—

Total other income, net	$439	$317

Dollar increase	$122
Percentage increase	38%

The increase in total other income (expense), net from 2017 to 2018 for the three month period was primarily due to increased interest income resulting from higher cash and investment balances in 2018, partially offset by interest expense related to the loan and security agreement with Hercules Capital, Inc., or the Credit Facility. We expect that interest expense may increase in the future if we borrow additional amounts under the Credit Facility.

Liquidity and Capital Resources

As of March 31, 2018, we had approximately $177.1 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash provided by (used in)
Operating activities	$40,948	$26,080
Investing activities	$(51,073)	$(19,214)
Financing activities	$655	$64

Operating activities.    Net cash provided by operating activities was $40.9 million for the three months ended March 31, 2018, compared to $26.1 million for the same period in 2017. This increase was primarily due to changes in working capital items, which was partially offset by a higher net loss. For the three months ended March 31, 2018, changes in working capital included the receipt of $50.0 million milestone payment in connection with the Avacopan Agreement and $10.0 million upfront commitment under the Avacopan Amendment. For the same period in 2017, changes in working capital included $30.0 million from the first installment of the upfront commitment under the CCX140 Agreement.

Investing activities.    Net cash used in investing activities for the periods presented primarily relate to the purchases of investments and maturities of investments used to fund the day-to-day needs of our business.

Financing activities.    Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2018, compared to $0.1 million for the same period in 2017. Net cash provided by financing activities for both periods presented included proceeds from the exercise of stock options and cash used for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units.

In December 2017, we entered into the Credit Facility with Hercules, under which we may borrow up to $50.0 million in three tranches, subject to certain terms and conditions. Under the first tranche, we may borrow up to $15.0 million, of which we borrowed $5.0 million in December 2017. Upon satisfaction of certain milestones, the second tranche is available under the Credit Facility, which would allow us to borrow up to an additional $10.0 million through December 15, 2018. The third tranche, which would allow us to borrow up to an additional $25.0 million, will be available upon Hercules’ approval through June 15, 2019. We intend to use the net proceeds from the Credit Facility for general corporate purposes, which may include the repayment of debt and working capital. We were in compliance with all loan covenants as of March 31, 2018. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

As of March 31, 2018, we had approximately $177.1 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, May 9, 2018. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a full description of recently issued accounting pronouncements, including the respective expected dates of adoption and effects on our consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2018 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2018, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of March 31, 2018, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1#	Non-Employee Director Compensation Policy.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: May 9, 2018	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2018	/s/ Susan M. Kanaya
Susan M. Kanaya Executive Vice President, Chief Financial and Administrative Officer and Secretary (Principal Financial Officer)

Date: May 9, 2018	/s/ Pui San Kwan
Pui San Kwan Vice President, Finance (Principal Accounting Officer)