Form 10-Q
period 2018-06-30
ChemoCentryx, Inc.
filed 2018-08-09
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2018 was 50,378,571.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

(unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$68,752	$40,020
Short-term investments	113,289	87,271
Accounts receivable	164	51,090
Prepaid expenses and other current assets	2,720	1,449

Total current assets	184,925	179,830
Property and equipment, net	1,614	1,210
Long-term investments	19,765	7,929
Other assets	306	359

Total assets	$206,610	$189,328

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,022	$1,400
Accrued liabilities	11,018	8,575
Deferred revenue	56,668	22,962

Total current liabilities	68,708	32,937
Long-term debt, net	14,700	4,676
Noncurrent deferred revenue	93,885	72,197
Other non-current liabilities	419	251

Total liabilities	177,712	110,061
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 50,309,988 and 48,837,060 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	50	49
Additional paid-in capital	381,923	368,553
Note receivable	(16)	(16)
Accumulated other comprehensive loss	(237)	(119)
Accumulated deficit	(352,822)	(289,200)

Total stockholders’ equity	28,898	79,267

Total liabilities and stockholders’ equity	$206,610	$189,328

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Collaboration and license revenue	$15,022	$8,937	$24,568	$17,167

Total revenue	15,022	8,937	24,568	17,167

Operating expenses:
Research and development	17,759	14,329	32,501	24,299
General and administrative	4,748	4,184	9,408	8,757

Total operating expenses	22,507	18,513	41,909	33,056

Loss from operations	(7,485)	(9,576)	(17,341)	(15,889)
Other income (expense):
Interest income	792	336	1,405	653
Interest expense	(181)	—	(355)	—

Total other income, net	611	336	1,050	653

Net loss	$(6,874)	$(9,240)	$(16,291)	$(15,236)

Basic and diluted net loss per common share	$(0.14)	$(0.19)	$(0.33)	$(0.32)

Shares used to compute basic and diluted net loss per common share	49,542	48,224	49,198	48,169

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(6,874)	$(9,240)	$(16,291)	$(15,236)
Unrealized gain (loss) on available-for-sale securities	65	(29)	(118)	(63)

Comprehensive loss	$(6,809)	$(9,269)	$(16,409)	$(15,299)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017

Operating activities
Net loss	$(16,291)	$(15,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	227	203
Stock-based compensation	5,167	4,853
Noncash interest (income) expense, net	(480)	206
Changes in assets and liabilities:
Accounts receivable	50,926	29,987
Prepaids and other current assets	(475)	(1,582)
Other assets	53	(72)
Accounts payable	(378)	704
Other liabilities	2,480	(126)
Deferred revenue	8,063	(6,949)

Net cash provided by operating activities	49,292	11,988

Investing activities
Purchases of property and equipment, net	(631)	(308)
Purchases of investments	(99,762)	(76,926)
Maturities of investments	62,450	73,250

Net cash used in investing activities	(37,943)	(3,984)

Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	7,881	1,769
Employees’ tax withheld and paid for restricted stock units	(473)	(297)
Borrowings under credit facility agreement, net of issuance costs	9,975	—

Net cash provided by financing activities	17,383	1,472

Net increase in cash and cash equivalents	28,732	9,476
Cash and cash equivalents at beginning of period	40,020	12,024

Cash and cash equivalents at end of period	$68,752	$21,500

Supplemental disclosures of cash flow information
Cash paid for interest	$173	$—

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

1.	Description of Business

ChemoCentryx, Inc. (the Company) commenced operations in 1997. The Company is a clinical-stage biopharmaceutical company focused on developing new medications targeted at inflammatory disorders, autoimmune diseases and cancer. The Company’s principal operations are in the United States and it operates in one segment.

Unaudited Interim Financial Information

The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2017 Condensed Consolidated Balance Sheet was derived from audited financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 12, 2018.

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

Accounts receivable consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Vifor (1)	$164	$51,090

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

For the six months ended June 30, 2018 and 2017, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Six Months Ended June 30,
	2018	2017
Options to purchase common stock, including purchases from contributions to ESPP	10,827,826	10,435,490
Restricted stock units	480,454	476,447
Restricted stock awards	37,713	95,866
Warrants to purchase common stock	150,000	150,000

	11,495,993	11,157,803

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive loss. For the periods presented other comprehensive loss consists of unrealized losses on the Company’s available-for-sale securities. For the three and six months ended June 30, 2018 and 2017, there were no sales of investments, and therefore there were no reclassifications.

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

The impact of adoption on the Company’s consolidated statement of operations and balance sheet was as follows (in thousands):

	For the Three Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC606	Effect of Change
Statement of Operations
Collaboration and license revenue	$15,022	$14,758	$264
Loss from operations	(7,485)	(7,749)	264
Net loss	(6,874)	(7,138)	264

	For the Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC606	Effect of Change
Statement of Operations
Collaboration and license revenue	$24,568	$19,122	$5,446
Loss from operations	(17,341)	(22,787)	5,446
Net loss	(16,291)	(21,737)	5,446

	June 30, 2018
	As Reported	Balances Without Adoption of ASC606	Effect of Change
Balance Sheet
Liabilities:
Deferred revenue	$56,668	$20,349	$36,319
Noncurrent deferred revenue	93,885	88,319	5,566

Stockholders’ equity:
Accumulated deficit	(352,822)	(310,937)	(41,885)

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standard Board issued Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718). The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact of the adoption of this standard on its financial statements and does not expect the adoption of this accounting guidance to have a material impact on the consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted into law. Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. Shortly after the enactment of the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company has adjusted its deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 34% to 21% and assessed the realizability of its deferred tax assets based on its current understanding of the provisions of the new law. The Company considers its accounting for the impacts of the new law to be provisional and the Company will continue to assess the impact of the recently enacted tax law (and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting) on its business and consolidated financial statements for the remainder of 2018. No adjustments were made to the provisional estimate during the three and six months ended June 30, 2018.

In February 2016, the Financial Accounting Standard Board issued Accounting Standards Update No. 2016-12, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about their leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact of the adoption of this standard on its financial statements. However, the Company expects the adoption of this accounting guidance to result in an increase in lease assets and a corresponding increase in lease liabilities on its balance sheets.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$36,883	$—	$—	$36,883
U.S. treasury securities	22,962	—	(26)	22,936
Commercial paper	61,987	—	—	61,987
Corporate debt securities	67,263	—	(211)	67,052

Total available-for-sale securities	$189,095	$—	$(237)	$188,858

Classified as:
Cash equivalents				$55,804
Short-term investments				113,289
Long-term investments				19,765

Total available-for-sale securities				$188,858

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$29,848	$—	$—	$29,848
U.S. treasury securities	29,005	—	(52)	28,953
Commercial paper	46,184	—	—	46,184
Corporate debt securities	27,095	—	(67)	27,028

Total available-for-sale securities	$132,132	$—	$(119)	$132,013

Classified as:
Cash equivalents				$36,813
Short-term investments				87,271
Long-term investments				7,929

Total available-for-sale securities				$132,013

Cash equivalents in the tables above exclude cash of $12.9 million and $3.2 million as of June 30, 2018 and December 31, 2017, respectively. All available-for-sale securities held as of June 30, 2018 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of June 30, 2018 have been in a continuous unrealized loss position for more than 12 months. As of June 30, 2018, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

Recurring Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands) as of June 30, 2018 and December 31, 2017:

	June 30, 2018
Description	Level 1	Level 2	Level 3	Total
Money market fund	$36,883	$—	$—	$36,883
U.S. treasury securities	—	22,936	—	22,936
Commercial paper	—	61,987	—	61,987
Corporate debt securities	—	67,052	—	67,052

Total assets	$36,883	$151,975	$—	$188,858

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Money market fund	$29,848	$—	$—	$29,848
U.S. treasury securities	—	28,953	—	28,953
Commercial paper	—	46,184	—	46,184
Corporate debt securities	—	27,028	—	27,028

Total assets	$29,848	$102,165	$—	$132,013

During the six months ended June 30, 2018, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, prime rate, currency spot and forward rates, and credit ratings.

Other Fair Value Measurements

The carrying amount and estimated fair value of financial instruments not recorded at fair value at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$14,700	$14,709	$4,676	$4,812

(1)	Carrying amounts of long-term debt were net of unamortized debt discounts of $300,000 and $324,000 as of June 30, 2018 and December 31, 2017, respectively.

The fair value of the Company’s long-term debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Research and development related	$8,026	$4,962
Compensation related	1,909	2,345
Consulting and professional services	822	1,012
Other	261	256

	$11,018	$8,575

6.	Long-term Debt

On December 28, 2017 (the Closing Date), the Company entered into a Loan and Security Agreement with Hercules Capital, Inc. (Hercules) pursuant to which term loans in an aggregate principal amount of up to $50.0 million (the Credit Facility) are available to the Company in three tranches, subject to certain terms and conditions. Under the first tranche, the Company may borrow through June 2018 an amount up to $15.0 million, of which $5.0 million was advanced to the Company on the Closing Date and the remaining $10.0 million was advanced in June 2018. Upon satisfaction of certain terms and conditions, the second tranche is available under the Credit Facility, which would allow the Company to borrow up to an additional $10.0 million through December 15, 2018. The third tranche, which would allow the Company to borrow up to an additional $25.0 million, would be available upon Hercules’ approval through June 15, 2019.

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

As of June 30, 2018, the Company had outstanding borrowings under the Credit Facility of $14.7 million, net of discounts of $0.3 million. Future minimum principal payments, which exclude the end of term charge, related to the Credit Facility as of June 30, 2018 are as follows (in thousands):

Amounts
Year ending December 31:
Remaining of fiscal year 2018	$—
2019	—
2020	4,785
2021	10,215

Total minimum payments	15,000
Less: amount representing debt discount	(300)

Present value of remaining debt payments	14,700
Less: current portion	—

Noncurrent portion	$14,700

7.	Related-Party Transactions

Bio-Techne

Bio-Techne Corporation, formerly Techne Corporation, is one of the Company’s principal stockholders. In connection with the Company’s initial public offering (IPO) in February 2012, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00 per share, or 200% of the IPO price of its common stock, which was outstanding as of June 30, 2018. The Company had an accounts payable balance due to Bio-Techne for the purchases of research materials of approximately $1,100 and $6,000 as of June 30, 2018 and December 31, 2017, respectively.

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

In February 2017, Vifor and the Company expanded the Vifor territories under the Avacopan Agreement to include all markets outside the United States and China (the Avacopan Amendment). In connection with this February 2017 arrangement, the Company received a $20.0 million upfront payment for the expanded rights. In June 2018, Vifor and the Company further expanded the Vifor territories under the Avacopan Agreement to provide Vifor with exclusive commercialization rights in China (the Avacopan Letter Agreement). The Company retains control of ongoing and future development of avacopan (other than country-specific development in the licensed territories) and all commercialization rights to avacopan in the United States. In consideration for this June 2018 arrangement, the Company received a $5.0 million payment for the expanded rights.

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

The Company identified the following material promises under the Avacopan Agreement, the Avacopan Amendment, and the Avacopan Letter Amendment: (1) the license related to avacopan; (2) the development and regulatory services for the submission of the marketing authorisation application (MAA); and (3) an exclusive option to negotiate a worldwide license agreement for CCX140, which expired in 2016. The Company considered that the license has standalone functionality and is capable of being distinct. However, the Company determined that the license is not distinct from the development and regulatory services within the context of the agreement because Vifor is dependent on the Company to execute the development and regulatory activities in order for Vifor to benefit from the license. As such, the license is combined with the development and regulatory services into a single performance obligation. The exclusive option related to CCX140 is a separate performance obligation and the Company determined that its transaction price is not material. As such, the transaction price under this arrangement will be allocated to the license and the development and regulatory services.

As of June 30, 2018, the transaction price of $153.0 million consists of the following:

•

$78.0 million upfront payment under the May 2016 Avacopan Agreement. Of the total $85.0 million upfront payment received under the May 2016 Avacopan Agreement, $7.0 million was allocated to the issuance of 3,333,333 shares of the Company’s common stock valued at $2.10 per share, the closing stock price on the effective date of the agreement, May 9, 2016. The remaining $78.0 million was allocated to the transaction price under this arrangement;

•	$20.0 million upfront payment under the February 2017 Avacopan Amendment;

•	$50.0 million regulatory milestone payment achieved upon the validation of the Company’s CMA application by the EMA, for avacopan for the treatment of AAV in December 2017; and

•	$5.0 million payment under the Avacopan Letter Agreement.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company determined that the combined performance obligation will be performed over the duration of the contract, which began on the effective date of May 9, 2016 and ends upon completion of development and regulatory services. The Company will use a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Vifor. In applying the cost-based input method of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations.

For the three and six months ended June 30, 2018, the Company recognized $12.9 million and $21.1 million of collaboration and license revenue under the Avacopan Agreement, the Avacopan Amendment, and the Avacopan Letter Agreement, respectively.

Prior to the adoption of ASC 606 on January 1, 2018, the Company accounted for its performance obligations under the Avacopan Agreement and Avacopan Amendment as one combined unit of accounting with the upfront fees being recognized over the estimated period of performance. See “Note 10. Collaboration and License Agreements – Avacopan Agreements” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, for further discussion. For the three and six months ended June 30, 2017, the Company recognized $6.2 million and $11.9 million of collaboration and license revenue under the Avacopan Agreement and Avacopan Amendment under ASC 605, respectively.

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

In June 2018, the Company and Vifor entered into a letter agreement to expand Vifor’s rights to include the right to exclusively commercialize CCX140 in China (the CCX140 Letter Agreement). In connection with the CCX140 Letter Agreement, the Company received a payment of $5.0 million. The Company and Vifor also entered into an amendment to the CCX140 Agreement (the CCX140 Amendment) to clarify the timing of certain payments with respect to development funding of the CCX140 program by Vifor, and the Company received a non-refundable payment of $11.5 million. The Company retains control of ongoing and future development of CCX140 (other than country-specific development in the licensed territories), and all commercialization rights to CCX140 in the United States.

Upon achievement of certain regulatory and commercial milestones with CCX140, the Company will receive additional payments of up to $625.0 million under the CCX140 Agreement. In addition, the Company will receive tiered royalties, with rates ranging from ten to the mid-twenties, on net sales of CCX140 in the licensed territories.

The Company identified the following material promises under the CCX140 Agreement, the CCX140 Amendment, and CCX140 Letter Agreement: (1) the license related to CCX140; and (2) the development and regulatory services for the submission of the MAA. The Company considered that the license has standalone functionality and is capable of being distinct. However, the Company determined that the license is not distinct from the development and regulatory services within the context of the agreement because Vifor is dependent on the Company to execute the development and regulatory activities in order for Vifor to benefit from the license. As such, the license is combined with the development and regulatory services into a single performance obligation.

As of June 30, 2018, the transaction price of $112.9 million consists of the following:

•	$50.0 million upfront payment under the CCX140 Agreement;

•	$57.9 million of CCX140 development funding by Vifor; and

•	$5.0 million upfront payment under the CCX140 Letter Agreement.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company determined that the combined performance obligation will be performed over the duration of the contract, which began on the effective date of December 22, 2016 and ends upon completion of development and regulatory services. The Company will use a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Vifor. In applying the cost-based input method of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations. For the three and six months ended June 30, 2018, the Company recognized $2.0 million and $3.3 million of collaboration and license revenue under the CCX140 Agreement, the CCX140 Amendment, and the CCX140 Letter Agreement, respectively.

Prior to the adoption of ASC 606 on January 2, 2018, the Company accounted for its performance obligations under the CCX140 Agreement as one combined unit of accounting with the upfront fee of $50.0 million being recognized over the estimated period of performance. See “Note 10. Collaboration and License Agreements – CCX140 Agreement” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, for further discussion. For the three and six months ended June 30, 2017, the Company recognized $2.7 million and $5.2 million of collaboration and license revenue under the CCX140 Agreement under ASC 605, respectively.

The following table presents the contract assets and liabilities for all of the Company’s revenue contracts as of the following dates (in thousands):

	June 30,	December 31,
	2018	2017
Contract asset:
Accounts receivable	$164	$51,090

Contract liability:
Deferred revenue (1)	(150,553)	(95,159)

(1)

Upon adoption of ASC 606 under the modified retrospective transition method, the Company recognized the cumulative effect of initially applying the new revenue standard of $47.3 million as an adjustment to the opening balance of accumulated deficit and an increase in deferred revenue. See “Note 2. Summary of Significant Accounting Policies – Revenue Recognition” for a detailed discussion.

During the three and six months ended June 30, 2018, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue recognized in the period from:
Amount included in contract liability at the beginning of the period	$14,019	$22,957

Performance obligations satisfied (or partially satisfied) in previous periods	$784	$(1,157)

9.	Equity Incentive Plans

Stock Options

During the six months ended June 30, 2018, the Company had the following activities under its equity incentive plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2017	2,028,880	10,203,571	$7.68
Shares authorized	1,940,000	—
Granted (1)	(2,232,772)	2,003,912	9.69
Exercised (2)	79,585	(1,328,002)	6.29
Forfeited and expired	59,851	(59,851)	6.77

Outstanding at June 30, 2018	1,875,544	10,819,630	$8.23	6.73	$55,342,765

Vested and expected to vest, net of estimated forfeiture at June 30, 2018		10,500,905	$8.23	6.66	$53,750,543

Exercisable at June 30, 2018		6,631,144	$8.52	5.32	$32,691,716

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period.
(2)	Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.

Restricted Stock

During the six months ended June 30, 2018, the activity for restricted stock is summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2017	508,444	$5.79
Granted	228,860	11.32
Vested	(219,137)	5.70
Canceled	—	—

Unvested at June 30, 2018	518,167	$8.27

Stock-based Compensation

Total stock-based compensation expense was $2.7 million and $5.2 million during the three and six months ended June 30, 2018, respectively, and $2.5 million and $4.9 million during the same periods ended June 30, 2017, respectively. As of June 30, 2018, $17.0 million, $3.0 million, and $101,000 of total unrecognized compensation expenses associated with outstanding employee stock options, unvested restricted stock, and the ESPP, net of estimated forfeitures, were expected to be recognized over a weighted-average period of 2.70, 1.57, and 0.38 years, respectively.

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

Avacopan (CCX168) – Complement Inhibition in Orphan Diseases

Avacopan (formerly CCX168) is an orally-administered complement inhibitor targeting the C5a receptor, or C5aR, and is being developed for orphan diseases, including (i) anti-neutrophil cytoplasmic auto-antibody associated vasculitis, or AAV, a devastating autoimmune disease that damages blood vessels and can lead to kidney failure; (ii) complement 3 glomerulopathy, or C3G, a debilitating disease that can lead to kidney failure; and (iii) hidradenitis suppurativa, or HS.

Avacopan has been granted orphan drug designation by the U.S. Food and Drug Administration, or FDA, for the treatment of AAV and C3G and by the European Medicines Agency, or EMA, for the treatment of C3G and microscopic polyangiitis and granulomatosis with polyangiitis, both forms of AAV. Additionally, avacopan has been granted PRIority MEdicines, or PRIME, designation from the EMA, to expedite its clinical development, and to potentially accelerate its marketing authorization.

Following completion of two Phase II clinical trials in patients with AAV, in which avacopan was well-tolerated and provided effective steroid-free control of the disease, we launched the Phase III ADVOCATE trial in December 2016. The FDA and the EMA concurred with the design of the study. ADVOCATE is a randomized, double-blind two-arm study which enrolled 316 patients at approximately 200 sites in the United States, Canada, Europe, Australia and New Zealand. Patient enrollment of the Phase III ADVOCATE trial was completed in July 2018 and we expect to report topline data from this study in the fourth quarter of 2019. We recently launched a registration-supporting clinical trial to study avacopan for the treatment of patients with C3G and plan to initiate clinical studies for the treatment of patients with HS in 2018.

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

Kidney Health Alliance with Vifor

In May 2016, we announced a partnership, which we refer to as the Avacopan Agreement, with Vifor (International) Ltd., and/or its affiliates, or collectively, Vifor, a European-based world leader specializing in kidney disease. While under this agreement we retained all rights to the United States and China, we granted Vifor exclusive commercialization rights to avacopan in Europe and certain other international markets. In December 2016, we entered into an additional agreement with Vifor, which we refer to as the CCX140 Agreement, relating to CCX140, our other late stage drug candidate. Under this second agreement, we again retained all rights to the United States and China and we granted Vifor exclusive worldwide commercialization rights outside of the United States and China. In February 2017, we announced a further agreement with Vifor that harmonized the geographic commercialization rights underlying the agreements for both drug candidates, which we refer to as the Avacopan Amendment. In June 2018, we entered into additional agreements with Vifor to further expand Vifor’s exclusive commercialization rights to include China under the Avacopan Agreement and the CCX140 Agreement.

We have secured $215 million in upfront cash payments and milestones pursuant to our agreements with Vifor and are eligible for additional substantial milestone payments. Through our alliance, we maintain the commercialization rights to avacopan and CCX140 in the United States, and also retain control of the clinical development programs for orphan renal disease. Vifor gained the exclusive commercialization rights for all other international markets, and is obligated to pay us tiered royalties, with rates ranging from ten to the mid-twenties, on potential net sales.

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

As of June 30, 2018, we had an accumulated deficit of $352.8 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Recent Developments and Corporate Highlights

In June 2018, we expanded our commercial alliance with Vifor to provide Vifor with exclusive commercialization rights in China for avacopan and CCX140, in exchange for upfront cash payments totaling $21.5 million. We will retain all rights to commercialize CCX140 and avacopan in the United States and Vifor will have exclusive rights to commercialize CCX140 and avacopan in all other countries. We retain control of all ongoing and future development of CCX140 and avacopan, other than country-specific development in the Vifor territories.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the six months ended June 30, 2018, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, other than the following:

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

Commercial milestones and royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and in which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue when the related sales occur. To date, we have not recognized any royalty revenue resulting from our collaboration arrangements.

Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the periods presented, our revenue was derived from collaboration and license revenue related to the Avacopan Agreement and CCX140 Agreement, in each case, as amended, and the related letter agreements. Total revenues for the periods as compared to the same periods in the prior year were as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Collaboration and license revenue	$15,022	$8,937	$24,568	$17,167
Dollar increase	$6,085		$7,401
Percentage increase	68%		43%

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

For the three and six months ended June 30, 2018, we use a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost-based input method of revenue recognition, we measure actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligations.

Before the adoption of ASC 606, we recognized upfront fees straight-line under ASC 605 over the estimated performance period and recognized milestone when earned under the milestone method of accounting. For the three and six months ended June 30, 2017, revenue recognized represents amortization of the upfront license fee commitments from Vifor pursuant to the Avacopan Agreement and CCX140 Agreement, in each case, as amended.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, the discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We recognize all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three and six months ended June 30, 2018, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expenses	$17,759	$14,329	$32,501	$24,299
Dollar increase	$3,430		$8,202
Percentage increase	24%		34%

The increases in research and development expenses from 2017 to 2018 for the three and six month periods were primarily due to the initiation and patient enrollment of the avacopan Phase II clinical trial in patients with C3G and start-up expenses related to the CCX140 Phase II clinical trials in patients with FSGS. Continued patient enrollment of the avacopan Phase III ADVOCATE trial in patients with AAV also contributed to the increase in research and development expenses for the six-month period.

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Phase I	$789	$362	$1,079	$744
Phase II	4,891	2,320	8,018	3,372
Phase III	8,045	8,261	15,691	13,346
Research and drug discovery	4,034	3,386	7,713	6,837

Total R&D	$17,759	$14,329	$32,501	$24,299

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

General and administrative expenses

Total general and administrative expenses for the three and six months ended June 30, 2018, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General and administrative expenses	$4,748	$4,184	$9,408	$8,757
Dollar increase	$564		$651
Percentage increase	13%		7%

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

The increases from 2017 to 2018 for the three and six month periods were primarily due to higher employee-related expenses, including those associated with our commercialization planning efforts, partially offset by a decrease in professional fees.

We anticipate that our general and administrative expenses will increase substantially in the future primarily because of (i) increased pre-commercial activities and personnel costs to support the potential launch of avacopan for the treatment of AAV in the United States and (ii) expenses related to costs of operating as a public company primarily preparing for future integrated audits.

Other income (expense), net

Other income (expense), net primarily consists of interest income earned on our marketable securities. Total other income (expense), net, for the three and six month periods, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$792	$336	$1,405	$653
Interest expense	(181)	—	(355)	—

Total other income, net	$611	$336	$1,050	$653

Dollar increase	$275		$397
Percentage increase	82%		61%

The increases in total other income (expense), net from 2017 to 2018 for the three and six month periods were primarily due to increased interest income resulting from higher cash and investment balances and a higher return on the investment portfolio in 2018, partially offset by interest expense related to the loan and security agreement with Hercules Capital, Inc., or the Credit Facility. We expect that interest expense to increase in the future if we borrow additional amounts under the Credit Facility.

Liquidity and Capital Resources

As of June 30, 2018, we had approximately $201.8 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash provided by (used in)
Operating activities	$49,292	$11,988
Investing activities	$(37,943)	$(3,984)
Financing activities	$17,383	$1,472

Operating activities.    Net cash provided by operating activities was $49.3 million for the six months ended June 30, 2018, compared to $12.0 million for the same period in 2017. This increase was primarily due to changes in working capital items, which was partially offset by a higher net loss. For the six months ended June 30, 2018, changes in working capital included the receipt of $50.0 million milestone payment in connection with the Avacopan Agreement, $10.0 million upfront commitment under the Avacopan Amendment, $10.0 million of aggregate payments under the June 2018 Avacopan Letter Agreement and the CCX140 Letter Agreement and $11.5 million payment for CCX140 development funding by Vifor. For the same period in 2017, changes in working capital included $30.0 million from the first installment of the upfront commitment under the CCX140 Agreement.

Investing activities.    Net cash used in investing activities for the periods presented primarily relate to the purchases of investments and maturities of investments used to fund the day-to-day needs of our business.

Financing activities.    Net cash provided by financing activities was $17.4 million for the six months ended June 30, 2018, compared to $1.5 million for the same period in 2017. Net cash provided by financing activities for both periods presented included proceeds from the exercise of stock options and stock purchases from contributions to our 2012 Employee Stock Purchase Plan, and cash used for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units. For the six months ended June 30, 2018, net cash provided by financing activities also included $10.0 million received under the Credit Facility.

In December 2017, we entered into the Credit Facility with Hercules, under which we may borrow up to $50.0 million in three tranches, subject to certain terms and conditions. Under the first tranche, we may borrow up to $15.0 million, of which we borrowed $5.0 million in December 2017 and $10.0 million in June 2018. Upon satisfaction of certain milestones, the second tranche is available under the Credit Facility, which would allow us to borrow up to an additional $10.0 million through December 15, 2018. The third tranche, which would allow us to borrow up to an additional $25.0 million, will be available upon Hercules’ approval through June 15, 2019. We intend to use the net proceeds from the Credit Facility for general corporate purposes, which may include the repayment of debt and working capital. We were in compliance with all loan covenants as of June 30, 2018. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

As of June 30, 2018, we had approximately $201.8 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, August 9, 2018. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

Except for the additional borrowing of $10.0 million under the Credit Facility, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

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

Our market risks at June 30, 2018 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, other than the following:

Advances under the Credit Facility will bear an interest rate equal to the greater of (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal minus 4.75%, and (ii) 8.05%. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Credit Facility. At June 30, 2018, borrowings under the Credit Facility totaled $15.0 million with an interest rate of 8.3%. The Company will make interest-only payments through July 1, 2020, and will then repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through December 1, 2021. If the amount outstanding under the Credit Facility remained at this level for an entire year and interest rate increased by 1%, our annual interest expense would increase by an additional $150,000. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2018, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of June 30, 2018, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter Agreement dated as of June 6, 2018 between the Registrant and Vifor (International) Ltd. regarding Grant of Rights to CCX168 in China

10.2	Letter Agreement dated as of June 6, 2018 between the Registrant and Vifor (International) Ltd. regarding Grant of Rights to CCX140 in China

10.3†	Amendment to Collaboration and License Agreement, effective as of June 6, 2018 between the Registrant and Vifor Fresenius Medical Care Renal Pharma Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: August 9, 2018	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	/s/ Susan M. Kanaya
Susan M. Kanaya Executive Vice President, Chief Financial and Administrative Officer and Secretary (Principal Financial Officer)

Date: August 9, 2018	/s/ Pui San Kwan
Pui San Kwan Vice President, Finance (Principal Accounting Officer)