Form 10-Q
period 2018-09-30
ChemoCentryx, Inc.
filed 2018-11-08
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 31, 2018 was 50,525,716.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$24,114	$40,020
Short-term investments	149,004	87,271
Accounts receivable	336	51,090
Prepaid expenses and other current assets	2,613	1,449

Total current assets	176,067	179,830
Property and equipment, net	1,594	1,210
Long-term investments	12,878	7,929
Other assets	222	359

Total assets	$190,761	$189,328

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$576	$1,400
Accrued liabilities	11,727	8,575
Deferred revenue	49,025	22,962

Total current liabilities	61,328	32,937
Long-term debt, net	14,727	4,676
Noncurrent deferred revenue	92,809	72,197
Other non-current liabilities	425	251

Total liabilities	169,289	110,061
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 50,428,507 and 48,837,060 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	50	49
Additional paid-in capital	385,339	368,553
Note receivable	(16)	(16)
Accumulated other comprehensive loss	(189)	(119)
Accumulated deficit	(363,712)	(289,200)

Total stockholders’ equity	21,472	79,267

Total liabilities and stockholders’ equity	$190,761	$189,328

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Collaboration and license revenue	$8,975	$9,029	$33,543	$26,196

Total revenue	8,975	9,029	33,543	26,196
Operating expenses:
Research and development	15,135	12,315	47,636	36,614
General and administrative	5,373	3,624	14,781	12,381

Total operating expenses	20,508	15,939	62,417	48,995

Loss from operations	(11,533)	(6,910)	(28,874)	(22,799)
Other income (expense):
Interest income	1,066	350	2,471	1,003
Interest expense	(423)	—	(778)	—

Total other income, net	643	350	1,693	1,003

Net loss	$(10,890)	$(6,560)	$(27,181)	$(21,796)

Basic and diluted net loss per common share	$(0.22)	$(0.13)	$(0.55)	$(0.45)

Shares used to compute basic and diluted net loss per common share	50,341	48,602	49,579	48,314

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(10,890)	$(6,560)	$(27,181)	$(21,796)
Unrealized gain (loss) on available-for-sale securities	48	45	(70)	(18)

Comprehensive loss	$(10,842)	$(6,515)	$(27,251)	$(21,814)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(27,181)	$(21,796)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	371	311
Stock-based compensation	7,969	6,841
Noncash interest (income) expense, net	(714)	63
Changes in assets and liabilities:
Accounts receivable	50,754	29,675
Prepaids and other current assets	(1,164)	(577)
Other assets	137	(102)
Accounts payable	(824)	682
Other liabilities	3,053	(347)
Deferred revenue	(656)	(15,667)

Net cash provided by (used in) operating activities	31,745	(917)
Investing activities
Purchases of property and equipment, net	(755)	(376)
Purchases of investments	(173,739)	(104,201)
Maturities of investments	108,050	109,050

Net cash provided by (used in) investing activities	(66,444)	4,473
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	9,291	2,678
Employees’ tax withheld and paid for restricted stock units	(473)	(297)
Borrowings under credit facility agreement, net of issuance costs	9,975	—

Net cash provided by financing activities	18,793	2,381

Net increase (decrease) in cash and cash equivalents	(15,906)	5,937
Cash and cash equivalents at beginning of period	40,020	12,024

Cash and cash equivalents at end of period	$24,114	$17,961

Supplemental disclosures of cash flow information
Cash paid for interest	$426	$—

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Accounts receivable consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Vifor (1)	$336	$51,090

(1)

As of December 31, 2017, accounts receivable excluded the $10.0 million cash commitment received from Vifor (International) Ltd. and/or its affiliates (collectively, Vifor) in February 2018 in connection with the agreement that harmonized the geographic commercialization rights underlying the agreements for both avacopan and CCX140 drug candidates, which we refer to as the Avacopan Amendment. See “Note 8. Collaboration and License Agreements” for a detailed discussion.

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

For the nine months ended September 30, 2018 and 2017, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Nine Months Ended September 30,
	2018	2017
Options to purchase common stock, including purchases from contributions to ESPP	10,816,005	10,131,143
Restricted stock units	473,687	456,346
Restricted stock awards	37,713	95,866
Warrants to purchase common stock	150,000	150,000

	11,477,405	10,833,355

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). For the periods presented other comprehensive income (loss) consists of unrealized gains and losses on the Company’s available-for-sale securities. For the three and nine months ended September 30, 2018 and 2017, there were no sales of investments, and therefore there were no reclassifications.

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

The impact of adoption on the Company’s consolidated statement of operations and balance sheet was as follows (in thousands):

	For the Three Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC606	Effect of Change
Statement of Operations
Collaboration and license revenue	$8,975	$4,727	$4,248
Loss from operations	(11,533)	(15,781)	4,248
Net loss	(10,890)	(15,138)	4,248

	For the Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC606	Effect of Change
Statement of Operations
Collaboration and license revenue	$33,543	$23,849	$9,694
Loss from operations	(28,874)	(38,568)	9,694
Net loss	(27,181)	(36,875)	9,694

	September 30, 2018
	As Reported	Balances Without Adoption of ASC606	Effect of Change
Balance Sheet
Liabilities:
Deferred revenue	$49,025	$19,382	$29,643
Noncurrent deferred revenue	92,809	84,815	7,994

Stockholders’ equity:
Accumulated deficit	(363,712)	(326,075)	(37,637)

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. Shortly after the enactment of the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company has adjusted its deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 34% to 21% and assessed the realizability of its deferred tax assets based on its current understanding of the provisions of the new law. The Company considers its accounting for the impacts of the new law to be provisional and the Company will continue to assess the impact of the recently enacted tax law (and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting) on its business and consolidated financial statements for the remainder of 2018. No adjustments were made to the provisional estimate during the three and nine months ended September 30, 2018.

In February 2016, the Financial Accounting Standard Board issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about their leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact of the adoption of this standard on its financial statements. However, the Company expects the adoption of this accounting guidance to result in an increase in lease assets and a corresponding increase in lease liabilities on its balance sheets.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for the Company in its interim financial statements for the quarter ended March 31, 2019. The Company does not anticipate that the adoption of these SEC amendments will have a material effect to the Company’s financial position, results of operations, cash flows or stockholders’ equity.

3. Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$21,152	$—	$—	$21,152
U.S. treasury securities	22,919	—	(31)	22,888
Commercial paper	39,690	—	—	39,690
Asset-backed securities	29,037	—	(8)	29,029
Corporate debt securities	70,399	—	(150)	70,249

Total available-for-sale securities	$183,197	$—	$(189)	$183,008

Classified as:
Cash equivalents				$21,126
Short-term investments				149,004
Long-term investments				12,878

Total available-for-sale securities				$183,008

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$29,848	$—	$—	$29,848
U.S. treasury securities	29,005	—	(52)	28,953
Commercial paper	46,184	—	—	46,184
Corporate debt securities	27,095	—	(67)	27,028

Total available-for-sale securities	$132,132	$—	$(119)	$132,013

Classified as:
Cash equivalents				$36,813
Short-term investments				87,271
Long-term investments				7,929

Total available-for-sale securities				$132,013

Cash equivalents in the tables above exclude cash of $3.0 million and $3.2 million as of September 30, 2018 and December 31, 2017, respectively. All available-for-sale securities held as of September 30, 2018 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of September 30, 2018 have been in a continuous unrealized loss position for more than 12 months. As of September 30, 2018, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

Recurring Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
Description	Level 1	Level 2	Level 3	Total
Money market fund	$21,152	$—	$—	$21,152
U.S. treasury securities	—	22,888	—	22,888
Commercial paper	—	39,690	—	39,690
Asset-backed securities	—	29,029	—	29,029
Corporate debt securities	—	70,249	—	70,249

Total assets	$21,152	$161,856	$—	$183,008

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Money market fund	$29,848	$—	$—	$29,848
U.S. treasury securities	—	28,953	—	28,953
Commercial paper	—	46,184	—	46,184
Corporate debt securities	—	27,028	—	27,028

Total assets	$29,848	$102,165	$—	$132,013

During the nine months ended September 30, 2018, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, prime rate, currency spot and forward rates, and credit ratings.

Other Fair Value Measurements

The carrying amount and estimated fair value of financial instruments not recorded at fair value at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30,		December 31,
	2018		2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$14,727	$14,867	$4,676	$4,812

(1)	Carrying amounts of long-term debt were net of unamortized debt discounts of $273,000 and $324,000 as of September 30, 2018 and December 31, 2017, respectively.

The fair value of the Company’s long-term debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Research and development related	$7,590	$4,962
Compensation related	2,419	2,345
Consulting and professional services	1,086	1,012
Other	632	256

	$11,727	$8,575

6.	Long-term Debt

On December 28, 2017 (the Closing Date), the Company entered into a Loan and Security Agreement with Hercules Capital, Inc. (Hercules) pursuant to which term loans in an aggregate principal amount of up to $50.0 million (the Credit Facility) are available to the Company in three tranches, subject to certain terms and conditions. As of September 30, 2018, the Company had borrowed $15.0 million under the Credit Facility, which is the full amount available under the first tranche. The Company may borrow up to an additional $10.0 million through December 15, 2018 under the second tranche. The third tranche, which would allow the Company to borrow up to an additional $25.0 million, would be available upon Hercules’ approval through June 15, 2019.

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

The Company will pay an end-of-term charge for each tranche which will occur on the earliest of (i) the applicable tranche maturity date; (ii) the date that the Company prepays all of the outstanding principal under each tranche in full, or (iii) the date the loan payments are accelerated due to an event of default. For the first tranche, the end of term charge is $0.9 million. In the case of the second and third tranches, the charge is 6.25% of the aggregate amount of the advances applicable to such tranche.

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

As of September 30, 2018, the Company had outstanding borrowings under the Credit Facility of $14.7 million, net of discounts of $0.3 million. Future minimum principal payments, which exclude the end of term charge, related to the Credit Facility as of September 30, 2018 are as follows (in thousands):

Amounts
Year ending December 31:
Remaining of fiscal year 2018	$—
2019	—
2020	4,785
2021	10,215

Total minimum payments	15,000
Less: amount representing debt discount	(273)

Present value of remaining debt payments	14,727
Less: current portion	—

Noncurrent portion	$14,727

7.	Related-Party Transactions

Bio-Techne

Bio-Techne Corporation, formerly Techne Corporation, is one of the Company’s principal stockholders. In connection with the Company’s initial public offering (IPO) in February 2012, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00 per share, or 200% of the IPO price of its common stock, which was outstanding as of September 30, 2018. The Company had an accounts payable balance due to Bio-Techne for the purchases of research materials of approximately $460 and $6,000 as of September 30, 2018 and December 31, 2017, respectively.

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

As of September 30, 2018, the transaction price of $153.0 million consists of the following:

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

For the three and nine months ended September 30, 2018, the Company recognized $7.6 million and $28.8 million of collaboration and license revenue under the Avacopan Agreement, the Avacopan Amendment, and the Avacopan Letter Agreement, respectively.

Prior to the adoption of ASC 606 on January 1, 2018, the Company accounted for its performance obligations under the Avacopan Agreement and Avacopan Amendment as one combined unit of accounting with the upfront fees being recognized over the estimated period of performance. See “Note 10. Collaboration and License Agreements – Avacopan Agreements” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, for further discussion. For the three and nine months ended September 30, 2017, the Company recognized $6.2 million and $18.2 million of collaboration and license revenue under the Avacopan Agreement and Avacopan Amendment under ASC 605, respectively.

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

As of September 30, 2018, the transaction price of $113.5 million consists of the following:

•	$50.0 million upfront payment under the CCX140 Agreement;

•	$58.5 million of CCX140 development funding by Vifor; and

•	$5.0 million upfront payment under the CCX140 Letter Agreement.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company determined that the combined performance obligation will be performed over the duration of the contract, which began on the effective date of December 22, 2016 and ends upon completion of development and regulatory services. The Company will use a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Vifor. In applying the cost-based input method of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations. For the three and nine months ended September 30, 2018, the Company recognized $1.5 million and $4.8 million of collaboration and license revenue under the CCX140 Agreement, the CCX140 Amendment, and the CCX140 Letter Agreement, respectively.

Prior to the adoption of ASC 606 on January 2, 2018, the Company accounted for its performance obligations under the CCX140 Agreement as one combined unit of accounting with the upfront fee of $50.0 million being recognized over the estimated period of performance. See “Note 10. Collaboration and License Agreements – CCX140 Agreement” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, for further discussion. For the three and nine months ended September 30, 2017, the Company recognized $2.8 million and $8.0 million of collaboration and license revenue under the CCX140 Agreement under ASC 605, respectively.

The following table presents the contract assets and liabilities for all of the Company’s revenue contracts as of the following dates (in thousands):

	September 30,	December 31,
	2018	2017
Contract asset:
Accounts receivable	$336	$51,090
Contract liability:
Deferred revenue (1)	(141,834)	(95,159)

(1)

Upon adoption of ASC 606 under the modified retrospective transition method, the Company recognized the cumulative effect of initially applying the new revenue standard of $47.3 million as an adjustment to the opening balance of accumulated deficit and an increase in deferred revenue. See “Note 2. Summary of Significant Accounting Policies – Revenue Recognition” for a detailed discussion.

During the three and nine months ended September 30, 2018, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue recognized in the period from:
Amount included in contract liability at the beginning of the period	$8,719	$30,960

Performance obligations satisfied (or partially satisfied) in previous periods	$(2,604)	$(2,867)

9.	Equity Incentive Plans

Stock Options

During the nine months ended September 30, 2018, the Company had the following activities under its equity incentive plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2017	2,028,880	10,203,571	$7.68
Shares authorized	1,940,000	—
Granted (1)	(2,420,772)	2,191,912	9.92
Exercised (2)	79,585	(1,439,754)	6.23
Forfeited and expired	162,686	(162,686)	7.77

Outstanding at September 30, 2018	1,790,379	10,793,043	$8.32	6.50	$49,384,541

Vested and expected to vest, net of estimated forfeiture at September 30, 2018		10,504,655	$8.32	6.43	$48,192,358

Exercisable at September 30, 2018		6,824,579	$8.47	5.13	$31,173,388

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period.
(2)	Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.

Restricted Stock

During the nine months ended September 30, 2018, the activity for restricted stock is summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2017	508,444	$5.79
Granted	228,860	11.32
Vested	(225,904)	5.78
Canceled	—	—

Unvested at September 30, 2018	511,400	$8.26

Stock-based Compensation

Total stock-based compensation expense was $2.8 million and $8.0 million during the three and nine months ended September 30, 2018, respectively, and $1.9 million and $6.8 million during the same periods ended September 30, 2017. As of September 30, 2018, $16.0 million, $2.5 million, and $31,000 of total unrecognized compensation expenses associated with outstanding employee stock options, unvested restricted stock, and the ESPP, net of estimated forfeitures, were expected to be recognized over a weighted-average period of 2.59, 1.33, and 0.12 years, respectively.

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018 and in this Quarterly Report on Form 10-Q.

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

Overview

ChemoCentryx is a biopharmaceutical company developing new medications targeted at inflammatory disorders, autoimmune diseases and cancer. Each of our drug candidates is designed to selectively block a specific chemoattractant receptor, leaving the rest of the immune system intact. Our drug candidates are small molecules, which are orally administered, and, if approved, could address unmet medical needs, including improved efficacy, and offer significant quality of life benefits, since patients swallow a capsule or pill instead of having to visit a clinic for an infusion or undergo an injection.

In 2016, we executed on our strategy to form an alliance with a partner that could provide upfront fees and milestone payments to support the clinical development of our two leading drug candidates, avacopan and CCX140, to registration and pay us royalties upon sales in international markets, while we develop our own commercial infrastructure to sell directly in the United States.

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

Avacopan (CCX168) – Complement Inhibition in Orphan Diseases

Avacopan (formerly CCX168) is an orally-administered complement inhibitor targeting the C5a receptor, or C5aR, and is being developed for orphan diseases, including (i) anti-neutrophil cytoplasmic auto-antibody associated vasculitis, or AAV, a devastating autoimmune disease that damages blood vessels and can lead to kidney failure; (ii) complement 3 glomerulopathy, or C3G, a debilitating disease that can lead to kidney failure; and (iii) hidradenitis suppurativa, or HS, a chronic, inflammatory, debilitating skin disease characterized by recurrent, painful, nodules and abscesses, ultimately leading to the formation of draining fistulas (also known as sinus tracts) as well as scarring.

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

Following completion of two Phase II clinical trials in patients with AAV, in which avacopan was well-tolerated and provided effective steroid-free control of the disease, we launched the Phase III ADVOCATE trial in December 2016. The FDA and the EMA concurred with the design of the study. ADVOCATE is a randomized, double-blind two-arm study which enrolled 316 patients at approximately 200 sites in the United States, Canada, Europe, Australia, New Zealand and Japan. Patient enrollment of the Phase III ADVOCATE trial was completed in July 2018 and we expect to report topline data from this study in the fourth quarter of 2019. Additionally, we launched a registration-supporting clinical trial to study avacopan for the treatment of patients with C3G and plan to initiate a large placebo-controlled Phase II clinical study for the treatment of patients with HS in late 2018.

CCX140 – Chronic and Orphan Kidney Diseases

CCX140, an orally-administered inhibitor of the chemokine receptor known as CCR2, has been in development for diabetic nephropathy, or DN, a form of chronic kidney disease, or CKD, and is now being developed for focal segmental glomerulosclerosis, or FSGS, a rare renal disease characterized by progressive proteinuria, excess protein in the urine, and impaired renal function. CCX140 has been granted orphan drug designation by the FDA for the treatment of FSGS.

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

Early Stage Drug Candidates

While we have focused initially on kidney disease, our target specific and selective approach designed to stop the spread of inflammatory disease-inducing cells shows promise in other disease areas. Over time we plan to bring forward drug candidates to treat other inflammatory and autoimmune disorders, as well as cancer, where our drug candidate CCX872 has shown promise in a Phase Ib trial for advanced pancreatic cancer. We expect that our ability to do so will grow as we increase our scale and to the extent that we start to earn revenues and royalties from the commercialization of our late stage kidney disease franchise.

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

As of September 30, 2018, we had an accumulated deficit of $363.7 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2018, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, other than the following:

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

Results of Operations

Revenue

We have not generated any revenue from product sales. For the periods presented, our revenue was derived from collaboration and license revenue related to the Avacopan Agreement and CCX140 Agreement, in each case, as amended, and the related letter agreements. Total revenues for the periods as compared to the same periods in the prior year were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration and license revenue	$8,975	$9,029	$33,543	$26,196
Dollar increase (decrease)	$(54)		$7,347
Percentage increase (decrease)	(1)%		28%

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

For the three and nine months ended September 30, 2018, we use a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost-based input method of revenue recognition, we measure actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligations.

Before the adoption of ASC 606, we recognized upfront fees straight-line under ASC 605 over the estimated performance period and recognized milestone when earned under the milestone method of accounting. For the three and nine months ended September 30, 2017, revenue recognized represents amortization of the upfront license fee commitments from Vifor pursuant to the Avacopan Agreement and CCX140 Agreement, in each case, as amended.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, the discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We recognize all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three and nine months ended September 30, 2018, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses	$15,135	$12,315	$47,636	$36,614
Dollar increase	$2,820		$11,022
Percentage increase	23%		30%

The increase in research and development expenses from 2017 to 2018 for the three month period was primarily due to the advancement of the avacopan ADVOCATE Phase III pivotal trial which completed enrollment in July 2018. The increase in research and development expenses from 2017 to 2018 for the nine month period was primarily due to initiation and patient enrollment of the avacopan Phase II clinical trial in patients with C3G and start-up, initiation and patient enrollment of the CCX140 Phase II clinical trials in patients with FSGS. Continued patient enrollment of the avacopan Phase III ADVOCATE trial in patients with AAV also contributed to the increase in research and development expenses for the nine month period.

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Phase I	$104	$218	$1,183	$962
Phase II	3,536	3,760	11,554	6,476
Phase III	7,480	5,067	23,171	19,069
Research and drug discovery	4,015	3,270	11,728	10,107

Total R&D	$15,135	$12,315	$47,636	$36,614

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

General and administrative expenses

Total general and administrative expenses for the three and nine months ended September 30, 2018, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
General and administrative expenses	$5,373	$3,624	$14,781	$12,381
Dollar increase	$1,749		$2,400
Percentage increase	48%		19%

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

The increases from 2017 to 2018 for the three and nine month periods were primarily due to higher employee-related expenses, including those associated with our commercialization planning efforts, and higher professional fees.

We anticipate that our general and administrative expenses will increase substantially in the future primarily because of increased pre-commercial activities and personnel costs to support the potential launch of avacopan for the treatment of AAV in the United States.

Other income, net

Other income, net primarily consists of interest income earned on our marketable securities. Total other income, net for the three and nine month periods, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$1,066	$350	$2,471	$1,003
Interest expense	(423)	—	(778)	—

Total other income, net	$643	$350	$1,693	$1,003

Dollar increase	$293		$690
Percentage increase	84%		69%

The increases in total other income, net from 2017 to 2018 for the three and nine month periods were primarily due to increased interest income resulting from higher cash and investment balances and a higher return on the investment portfolio in 2018, partially offset by interest expense related to the loan and security agreement with Hercules Capital, Inc., or the Credit Facility. We expect that interest expense to increase in the future if we borrow additional amounts under the Credit Facility or if interest rates continue to rise.

Liquidity and Capital Resources

As of September 30, 2018, we had approximately $186.0 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash provided by (used in)
Operating activities	$31,745	$(917)
Investing activities	$(66,444)	$4,473
Financing activities	$18,793	$2,381

Operating activities.    Net cash provided by operating activities was $31.7 million for the nine months ended September 30, 2018, compared to net cash used in operating activities of $0.9 million for the same period in 2017. This increase was primarily due to changes in working capital items, which was partially offset by a higher net loss. For the nine months ended September 30, 2018, changes in working capital included the receipt of $50.0 million milestone payment in connection with the Avacopan Agreement, $10.0 million upfront commitment under the Avacopan Amendment, $10.0 million of aggregate payments under the June 2018 Avacopan Letter Agreement and the CCX140 Letter Agreement and $11.5 million payment for CCX140 development funding by Vifor. For the same period in 2017, changes in working capital included $30.0 million from the first installment of the upfront commitment under the CCX140 Agreement.

Investing activities.    Net cash used in investing activities for the periods presented primarily relate to the purchases of investments and maturities of investments used to fund the day-to-day needs of our business.

Financing activities.    Net cash provided by financing activities was $18.8 million for the nine months ended September 30, 2018, compared to $2.4 million for the same period in 2017. Net cash provided by financing activities for both periods presented included proceeds from the exercise of stock options and stock purchases from contributions to our 2012 Employee Stock Purchase Plan, and cash used for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units. For the nine months ended September 30, 2018, net cash provided by financing activities also included $10.0 million received under the Credit Facility.

In December 2017, we entered into the Credit Facility with Hercules, under which we may borrow up to $50.0 million in three tranches, subject to certain terms and conditions. Under the first tranche, we may borrow up to $15.0 million, of which we borrowed $5.0 million in December 2017 and $10.0 million in June 2018. Upon satisfaction of certain milestones, the second tranche is available under the Credit Facility, which would allow us to borrow up to an additional $10.0 million through December 15, 2018. The third tranche, which would allow us to borrow up to an additional $25.0 million, will be available upon Hercules’ approval through June 15, 2019. We intend to use the net proceeds from the Credit Facility for general corporate purposes, which may include the repayment of debt and working capital. We were in compliance with all loan covenants as of September 30, 2018. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

As of September 30, 2018, we had approximately $186.0 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, November 8, 2018. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

Except for the additional borrowing of $10.0 million under the Credit Facility in June 2018, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

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

Our market risks at September 30, 2018 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, other than the following:

Advances under the Credit Facility will bear an interest rate equal to the greater of (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal minus 4.75%, and (ii) 8.05%. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Credit Facility. At September 30, 2018, borrowings under the Credit Facility totaled $15.0 million with an interest rate of 8.55%. The Company will make interest-only payments through July 1, 2020, and will then repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through December 1, 2021. If the amount outstanding under the Credit Facility remained at this level for an entire year and interest rate increased by 1%, our annual interest expense would increase by an additional $150,000. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2018, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of September 30, 2018, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, other than the risk factors below.

Risks Related to Our Business

The development of new drugs is a highly risky undertaking which involves a lengthy process, and our drug discovery and development activities therefore may not result in products that are approved for marketing and sale by the applicable regulatory authorities on the time schedule we have planned, or at all, or result in substantial payments to us.

Our drug candidates are in the early stages of drug discovery or clinical trials and are prone to the risks of failure inherent in drug development. As of September 30, 2018, nine of our drug candidates have been tested in human beings. We will need to conduct significant additional preclinical studies and clinical trials before we can demonstrate that any of our drug candidates is safe and effective to the satisfaction of the FDA, the EMA and other regulatory authorities. Preclinical studies and clinical trials are expensive and uncertain processes that take years to complete. For example, we incurred significant expenses related to the IND filing and the completed single ascending dose Phase I clinical trial for CCX915, our first generation CCR2 drug candidate, which did not advance into Phase II clinical trials because its pharmacokinetic, or PK, properties in humans did not meet our expectations. Failure can occur at any stage of the process, and we cannot assure you that any of our drug candidates will demonstrate safety and efficacy in clinical trials or result in commercially successful products. For example, we have a Conditional Marketing Authorization, or CMA, application pending for avacopan for the treatment of patients with anti-neutrophil cytoplasmic AAV, which is under review by the EMA’s Committee for Medicinal Products for Human Use, or CHMP, and for which, as part of its standard review protocol, we have received the CHMP’s Day 120 list of questions. These questions raise a number of issues with respect to our CMA application within the categories of quality, clinical and non-clinical that fit within the CHMP’s categorization scheme as “major objections” and as such will need to be resolved to the satisfaction of the CHMP before it would be able to make a recommendation for conditional marketing authorization in the European Union. While we believe that the issues raised by the CHMP in its Day 120 list of questions are all potentially addressable and that we will be able to provide adequate responses, we can provide no assurance regarding if or when we will be able to address these issues to the satisfaction of the CHMP, whether we will ultimately be successful in obtaining a CMA or, if successful, that the indication for which we ultimately receive a CMA will not be narrower than the indication for which we are currently seeking conditional approval.

We cannot assure you that our ongoing clinical trials or any future clinical trial of any of our other drug candidates will be completed on schedule, or at all, or whether our planned clinical trials will start in a timely manner. The commencement of our planned clinical trials could be substantially delayed or prevented by a number of factors, including:

•	delays or failures in obtaining sufficient quantities of the active pharmaceutical ingredient, or API, and/or drug product;

•	delays or failures in reaching agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites;

•	delays or failures in obtaining institutional review board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site;

•	the need to successfully complete, on a timely basis, preclinical safety pharmacology or toxicology studies;

•	the limited number of, and competition for, suitable sites to conduct the clinical trials;

•	the limited number of, and competition for, suitable patients for enrollment in the clinical trials; and

•	delays or failures in obtaining regulatory approval to commence a clinical trial.

The completion of our clinical trials could also be substantially delayed or prevented by a number of factors, including:

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trials;

•	failure of our third party vendors to timely or adequately perform their contractual obligations relating to the clinical trials;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	inability to monitor patients adequately during or after treatment;

•	termination of the clinical trials by one or more clinical trial sites;

•	unforeseen safety issues;

•	lack of efficacy demonstrated during clinical trials;

•	lack of adequate funding to continue the clinical trials;

•	the need for unexpected discussions with the FDA, EMA or other foreign regulatory agencies regarding the scope or design of our clinical trials or the need to conduct additional trials;

•	unforeseen delays by the FDA, EMA or other foreign regulatory agencies after submission of our results;

•	an unfavorable FDA or EMA inspection of our contract manufacturers of API or drug product; and

•	inspection of the clinical trial preliminary results, operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold.

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

In addition, we are party to collaboration and license agreements with Vifor, the Avacopan Agreement and the CCX140 Agreement, which require Vifor to make substantial payments to us upon achievement of certain regulatory and commercial milestones. However, Vifor has the right to terminate the Avacopan Agreement and the CCX140 Agreement at its convenience, in which case we would not receive such payments.

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

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: November 8, 2018	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	/s/ Susan M. Kanaya
Susan M. Kanaya
Executive Vice President,
Chief Financial and Administrative Officer and Secretary
(Principal Financial Officer)

Date: November 8, 2018	/s/ Pui San Kwan
Pui San Kwan
Vice President, Finance
(Principal Accounting Officer)