Form 10-K
period 2018-12-31
ChemoCentryx, Inc.
filed 2019-03-11
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $266.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $13.17 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 28, 2019 was 52,569,256.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2018.

CHEMOCENTRYX, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2018

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

Unless the context requires otherwise, in this Annual Report on Form 10-K the terms “ChemoCentryx,” “we,” “us” and “our” refer to ChemoCentryx, Inc., a Delaware corporation, and our subsidiaries taken as a whole unless otherwise noted.

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

Avacopan (CCX168) — Inhibition of Complement-Mediated Pathways in Orphan Diseases

Avacopan (formerly CCX168) is an orally-administered complement inhibitor targeting the C5a receptor, or C5aR, and is being developed for orphan diseases, including (i) anti-neutrophil cytoplasmic auto-antibody associated vasculitis, or AAV, a devastating autoimmune disease that damages blood vessels and can lead to kidney failure, pulmonary failure and damage to other tissues; (ii) complement 3 glomerulopathy, or C3G, a debilitating disease that can lead to kidney failure; and (iii) moderate and severe hidradenitis suppurativa, or HS, a chronic, inflammatory, debilitating skin disease characterized by recurrent, painful, nodules and abscesses, ultimately leading to the formation of draining fistulas (also known as sinus tracts) as well as scarring.

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

Following completion of two Phase II clinical trials in patients with AAV, in which avacopan was well-tolerated and provided effective steroid-free control of the disease, we launched the Phase III ADVOCATE trial in December 2016. The FDA and the EMA concurred with the design of the study. ADVOCATE is a randomized, double-blind two-arm study which enrolled over 300 patients at over 200 sites in the United States, Canada, Europe, Australia, New Zealand and Japan. Patient enrollment of the Phase III ADVOCATE trial was completed in July 2018 and we expect to report topline data from this trial in the fourth quarter of 2019. Additionally, we launched a registration-supporting clinical trial to study avacopan for the treatment of patients with C3G for which we aim to complete enrollment in 2019 and initiated a large placebo-controlled Phase IIb clinical trial, the AURORA trial, for the treatment of patients with moderate to severe HS in the fourth quarter of 2018.

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

A global Phase II clinical trial of CCX140 in patients with DN met its primary endpoint by demonstrating that CCX140 given orally once-daily added to a SOC renin-angiotensin-aldosterone system inhibitor treatment resulted in a statistically significant reduction in proteinuria, beyond that achieved with SOC alone, with the most pronounced effect shown in the patients with highest levels of proteinuria. Based on the safety and efficacy data related to reduction in proteinuria observed in the Phase II trial in DN, we launched two Phase IIb clinical trials, the LUMINA trials, of CCX140 for the treatment of primary FSGS, with and without nephrotic syndrome, for which there are currently no FDA-approved treatments.

Kidney Health Alliance with Vifor

In May 2016, we announced a partnership, which we refer to as the Avacopan Agreement, with Vifor (International) Ltd., and/or its affiliates, or collectively, Vifor, a European-based world leader specializing in kidney disease. While under this agreement we retained all rights to the United States and China, we granted Vifor exclusive commercialization rights to avacopan in Europe and certain other international markets. In December 2016, we entered into an additional agreement with Vifor, which we refer to as the CCX140 Agreement, relating to CCX140, our other late stage drug candidate. Under the CCX140 Agreement, we again retained all rights to the United States and China and we granted Vifor exclusive worldwide commercialization rights outside of the United States and China. In February 2017, we announced a further agreement with Vifor that harmonized the geographic commercialization rights underlying the agreements for both drug candidates, which we refer to as the Avacopan Amendment. In June 2018, we entered into additional agreements with Vifor to further expand Vifor’s exclusive commercialization rights to include China under the Avacopan Agreement, or the Avacopan Letter Agreement, and the CCX140 Agreement, or the CCX140 Letter Agreement.

We have secured $215 million in upfront cash and milestone payments pursuant to our agreements with Vifor and are eligible for additional substantial milestone payments. Through our alliance, we maintain the commercialization rights to avacopan and CCX140 in the United States, and also retain control of the clinical development programs for orphan renal disease. Vifor gained the exclusive commercialization rights for all other international markets, and is obligated to pay us tiered royalties, with rates ranging from ten to the mid-twenties, on potential net sales.

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

In October 2018, Vifor acquired 7,343,492 shares of our common stock from Glaxo Group Limited, bringing their aggregate holdings of our common stock to 10,676,825 as of December 31, 2018.

Early Stage Drug Candidates

While we have focused initially on orphan indications, our target-specific and selective approach designed to stop the spread of inflammatory disease-inducing cells shows promise in other disease areas. Over time we plan to bring forward drug candidates to treat a range of inflammatory and autoimmune disorders, as well as cancer, where our drug candidate CCX872 has shown promise in a Phase Ib trial for advanced pancreatic cancer. We expect that our ability to do so will grow as we increase our scale and to the extent that we start to earn revenues and royalties from the commercialization of our late stage kidney disease franchise.

Our Drug Candidate Pipeline

Broad Pipeline from Novel Discovery Platform

Late Stage Drug Candidates

Avacopan (CCX168) — Inhibition of Complement-Mediated Pathways in Orphan Diseases

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

The FDA has granted avacopan orphan-drug designation for AAV and C3G. The European Commission has granted orphan medicinal product designation for avacopan for the treatment of two forms of AAV: microscopic polyangiitis and granulomatosis with polyangiitis (formerly known as Wegener’s granulomatosis), as well as for C3G.

In April 2016, we announced the award of an FDA Orphan Products Development grant of $500,000 to support the clinical development of avacopan for the treatment of patients with AAV in the United States.

Avacopan is in Phase III development for the treatment of patients with AAV in a pivotal trial called ADVOCATE. In May 2016, pursuant to the Avacopan Agreement, Vifor licensed the rights to commercialize avacopan for orphan renal diseases in Europe, certain other markets outside the United States and most of Asia. In February 2017, we entered into the Avacopan Amendment to expand the Vifor territories to include all markets outside the United States and China. In June 2018, we entered into the Avacopan Letter Agreement with Vifor to further expand Vifor’s exclusive commercialization rights under the Avacopan Agreement to include China. We retain all rights to commercialize avacopan in the United States and also retain control of the clinical development programs for orphan renal disease. Additionally, we launched a potentially registration-supporting clinical trial to study avacopan for the treatment of patients with C3G for which we aim to complete enrollment in 2019 and initiated a large placebo-controlled Phase IIb clinical trial, the AURORA trial, for the treatment of patients with moderate to severe HS in the fourth quarter of 2018. All of these activities are designed to potentially support registration of avacopan in these indications.

AAV and C3G are orphan autoimmune diseases that are characterized by inflammation that often affects the kidneys, among other major organs. HS is a chronic, inflammatory, debilitating skin disease characterized by recurrent, painful, nodules and abscesses, ultimately leading to the formation of draining fistulas (also known as sinus tracts) as well as scarring.

ANCA-Associated Vasculitis (AAV)

AAV is an orphan, severe, and often fatal autoimmune disease that is characterized by elevated levels of autoantibodies called anti-neutrophil cytoplasmic autoantibodies and by inflammation that can affect many different organ systems, and commonly involves the kidneys. AAV affects approximately 40,000 people in the United States, with approximately 4,000 new cases each year; similarly, AAV affects approximately 50,000 people in Europe, with approximately 5,000 new cases each year.

Limitations of Current Therapies

AAV is currently treated with courses of immuno-suppressants (cyclophosphamide, or CYC, or rituximab, or RTX) combined with high-dose glucocorticoids (a type of steroid) administration. Complete remission is achieved in only 60-80% of patients and relapse is common. Following initial treatment, up to 30% of patients relapse within six to 18 months, and approximately 50% of all patients relapse within three to five years.

The current SOC for AAV is associated with significant safety risks. First year mortality is approximately 11% to 18%. The single greatest cause of premature mortality is not disease related adverse events, but rather infection and other side effects that are thought largely to be a consequence of steroid administration. The multiple adverse effects of courses of steroid treatment (both initial courses and those that are repeated as a consequence of relapse) are major causes of both short-term and long-term morbidity, damage and death. Such therapy-related adverse events contribute significantly to patient care costs, as well as to the diminution of quality of life for patients.

Role of C5a and C5aR in AAV

Complement C5a, acting through its receptor C5aR, sometimes called C5aR1 or CD88, is thought to play a pro-inflammatory role in AAV. Autoantibodies against neutrophil enzymes lead to the priming and activation of neutrophils and activation of the complement cascade. Activation of the complement cascade leads to production of C5a, one of the most potent pro-inflammatory mediators of the complement system. C5a, through binding to its receptor C5aR, induces expression of adhesion molecules and chemotactic migration of neutrophils and other white blood cells. These accumulating adhering neutrophils initiate an inflammatory cascade in the small blood vessels by secreting pro-inflammatory cytokines and chemoattractants that lead to necrotizing vasculitis.

Importantly, there are two distinct receptors for C5a: the pro-inflammatory C5a receptor known as C5aR, the target of avacopan, and the anti-inflammatory C5a-like receptor, or C5L2, which plays an important role in homeostasis. Accordingly, precisely inhibiting C5a at the level of the C5aR receptor is thought to block the pro-inflammatory effects of C5a, while leaving the protective effects of C5L2 functional. Avacopan does not bind into C5L2, thereby not interfering with the protective effects of C5L2.

Avacopan — A Novel C5a Receptor Inhibitor

Avacopan is a potent and highly specific inhibitor of C5aR, is orally bioavailable and has demonstrated an excellent preclinical safety profile, consistent with its intended chronic use in patients. Avacopan does not affect formation of the C5b-9 terminal complement complex (or MAC), unlike the anti-C5-antibody, eculizumab (Soliris®). Therefore, avacopan is believed not to increase the susceptibility to infections for which MAC is important in host defense, such as Neisseria meningitidis.

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

Clinical Development in AAV

Avacopan Phase I Clinical Trials

We have completed six Phase I clinical trials with avacopan in a total of 166 healthy subjects and 24 subjects with hepatic impairment. These studies evaluated the safety and tolerability, pharmacokinetic, or PK, and pharmacodynamic, or PD, profiles of avacopan, given orally at doses ranging from a single dose of 1 mg up to 100 mg given twice-daily for five days. Avacopan was well-tolerated and appeared to be safe in these studies. No serious adverse events or dropouts due to adverse events were observed in these studies. The most commonly reported adverse events in subjects receiving avacopan in these studies were headache, diarrhea, dizziness, sore throat, upper respiratory tract infections and decrease in white blood cells. These adverse events typically were mild and dosing was not stopped as a result.

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

CLASSIC was a randomized, double-blind, placebo-controlled Phase II clinical trial in patients in the United States and Canada with either newly diagnosed or relapsing AAV who required either CYC or RTX treatment. Eligible patients were randomized in a 1:1:1 ratio to receive either placebo plus CYC or RTX plus full dose starting steroids; 10mg avacopan twice-daily plus CYC or RTX plus full dose starting steroids; or 30mg avacopan twice-daily plus CYC or RTX plus full dose starting steroids. The treatment period was 12 weeks, with a 12-week follow-up period. The aim of the CLASSIC trial was different from the CLEAR trial. The CLASSIC trial was mainly a regulatory and safety trial. As such, the main goal of CLASSIC was to evaluate the safety of avacopan when given with high-dose steroid-containing SOC treatment, which also includes CYC or RTX. Therefore, the primary safety objective of this clinical trial was to evaluate the safety and tolerability of avacopan in patients with AAV on background CYC or RTX treatment. The primary efficacy objective was to evaluate the efficacy of avacopan based on BVAS. The study was not sized to formally evaluate efficacy. A total of 42 patients were enrolled in this trial.

The CLASSIC safety study met its objectives. Avacopan was shown to be well-tolerated in patients with AAV when added to the current SOC regimen. The incidence of serious adverse events was similar across treatment groups in the study. While the CLASSIC safety study was not designed or powered for inferential statistical analyses on efficacy, treatment response for each cohort was assessed at week 12 using the BVAS. Results showed that the BVAS response was numerically higher in patients receiving avacopan compared to control. The 30mg avacopan dose appeared to be most effective, based on a higher number of patients achieving early remission (based on BVAS of 0) at week four. The renal function, measured by eGFR appeared to improve most in the 30mg avacopan group, and renal response (based on improvement in hematuria, albuminuria, and eGFR) appeared to be highest in the 30mg avacopan group.

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

Avacopan Phase III Clinical Trial

In December 2016, we initiated the ADVOCATE, or Avacopan Development in Vasculitis to Obtain Corticosteroid elimination and Therapeutic Efficacy, Phase III clinical trial. ADVOCATE is a randomized, double-blind, placebo-controlled worldwide clinical trial which enrolled over 300 patients with newly diagnosed or relapsing AAV at over 200 sites in the United States, Canada, Europe, Australia, New Zealand and Japan. The aim of the trial is to assess the safety and efficacy of avacopan in inducing and sustaining remission in patients with AAV. The study includes two treatment arms: the test arm contains 30mg twice-daily oral doses of avacopan and eliminates corticosteroids, and the control arm contains an avacopan-matching placebo and maintains a standard regimen of high-dose chronic steroids. All patients also receive a standard background immunosuppressant, either CYC followed by azathioprine or RTX. Primary endpoints will be measured by BVAS, assessing disease remission at weeks 26 and 52. Other key endpoints include early remission (BVAS of 0 at week 4), quality of life, and corticosteroid-related toxicities. Patient enrollment of the Phase III ADVOCATE trial was completed in July 2018 and we expect to report topline data from this trial in the fourth quarter of 2019 and believe, if successful, these data could form the basis of avacopan’s registration for the treatment of AAV in the United States and Europe.

Avacopan Regulatory Matters

In addition to the earlier referenced orphan drug designations granted to avacopan by the FDA and the EMA, avacopan was also granted access to the EMA’s PRIME initiative, which supports accelerated assessment of investigational therapies addressing unmet medical need. This was based on the assessment by the EMA that (i) AAV is a highly severe disease with high mortality; (ii) current standard therapies (including steroids) have partial efficacy and severe toxicity, indicating a high unmet medical need in AAV; and (iii) avacopan provides a new mechanism of action for the potential treatment of AAV and has the potential to significantly address the unmet medical need based on nonclinical and clinical data.

We filed a CMA application for avacopan in the treatment of patients with AAV with the EMA which was validated by the EMA in December 2017. In light of the upcoming availability of data from the pivotal Phase III ADVOCATE trial, we decided to withdraw the CMA application based on Phase II data. We intend to file integrated regulatory submissions in 2020 with the EMA and FDA for full (unconditional) marketing approval after the planned release of topline data from the Phase III ADVOCATE trial anticipated in the fourth quarter of 2019.

Complement 3 Glomerulopathy (C3G)

C3G disease is an ultra-rare disease of the kidney that is characterized by deposition of the complement fragment known as C3 in the glomeruli, or filtration units of the kidney, leading to inflammatory cell accumulation, profound kidney damage and eventual renal failure. The prevalence of C3G is estimated at two to three per million people or approximately 800 patients in the United States and approximately 2,000 in Europe.

Role of C5a and C5aR in C3G

While the disease name refers to complement 3, it is well known that the C5a receptor pathway, which is further downstream of C3 in the complement cascade and the target of avacopan, is an essential part of the disease causing pathology. Hence, C3 is a marker of more general complement activation.

Limitations of Current Therapies

There is currently no approved effective standard therapy for C3G. Typically, patients receive one or more non-specific immunosuppressants. Without treatment, C3G leads to kidney failure, and the current array of unapproved therapies at best only delays end stage renal disease, or ESRD. Kidney transplant is frequently the only option, and even after transplantation, the disease invariably returns.

Clinical Development in C3G

Avacopan Phase II Clinical Trial in C3G

We launched a registration-supporting clinical trial to study avacopan for the treatment of patients with C3G. The clinical trial is expected to enroll approximately 88 patients with C3G, including both C3 Glomerulonephritis and Dense Deposit Disease. The primary objective is to evaluate the efficacy of avacopan compared to placebo based on histologic changes in kidney biopsies taken at baseline and after 26 weeks of treatment. The primary endpoint will be based on the percent change from baseline in the C3G Histologic Index for disease activity.

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

Patients meeting inclusion criteria start study drug treatment on Day 1. Patients receive avacopan 30mg or matching placebo orally twice-daily. The placebo-controlled treatment period is 26 weeks (182 days). This will be followed by 26 weeks during which time all patients will receive avacopan. Thereafter, all patients will be followed for eight weeks (56 days) without study drug treatment.

Hidradenitis Suppurativa (HS)

HS is a chronic, inflammatory, debilitating skin disease characterized by recurrent, painful, nodules and abscesses, ultimately leading to the formation of draining fistulas (also known as sinus tracts) as well as scarring. The diseases originates from inflammation and occlusion of the hair follicle. Apart from pain, the nodules may rupture, and often extrude a purulent, foul-smelling discharge leading to substantial social embarrassment for these patients. Due to its chronic nature and frequently occurring relapses of the skin lesions, HS has a great impact on the patient’s quality of life, deeply affecting social, working, and psychological aspects.

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

Avacopan Clinical Development in HS

Based on the role of C5a in the pathogenesis of HS, we believe that there is significant interest in the medical-scientific community to develop avacopan for the treatment of patients in HS. We initiated a clinical trial, the AURORA trial, of avacopan in patients with moderate to severe HS in the fourth quarter of 2018.

The AURORA trial is a randomized, double-blind, placebo-controlled, three arm Phase IIb trial in approximately 390 subjects with moderate to severe HS (Hurley stage II or III). Subjects will be randomized 1:1:1 to a treatment of 10 mg avacopan twice-daily, 30 mg avacopan twice-daily or placebo for 12 weeks. Subjects treated with 10 mg or 30 mg twice-daily during the blinded, placebo-controlled 12-week treatment period will be followed by an additional 24-week, active treatment period during which they will continue to receive the same dose regimen, either 10 mg or 30 mg avacopan twice-daily. Subjects on placebo who complete the blinded, placebo-controlled 12-week period will be re-randomized 1:1 to receive 10 mg or 30 mg avacopan twice-daily during the 24-week active treatment period. Thereafter, all subjects will be followed without study drug for eight weeks before they exit the study.

The primary efficacy objective is based on subjects achieving a HiSCR after 12 weeks of treatment. HiSCR is defined as at least a 50% reduction in abscess and inflammatory nodule count and no increase in abscess count and no increase in draining fistula count at Week 12 relative to baseline. The primary safety objective is to evaluate the safety of avacopan compared to placebo based on the adverse event incidence, changes from baseline in laboratory parameters, and vital signs. Secondary objectives include the evaluation of the subject’s global assessment of skin pain numeric rating scale, the Sartorius score, International Hidradenitis Suppurativa Severity Score, Hidradenitis Suppurativa-Physician’s Global Assessment, and the proportion of subjects who experienced flare or who received rescue therapy, and the duration of flare. Other secondary objectives include the assessment of subject reported outcomes including health-related quality-of-life changes based on the SF-36 v2, the EQ-5D-5L, and the Hidradenitis Suppurativa Quality of Life Index as well as the evaluation of the pharmacokinetic profile of avacopan in subjects with HS.

Avacopan Commercialization Strategy

We plan on building a sales infrastructure in the United States to commercialize our orphan disease drug candidates, including avacopan. Given that two of the target indications for which avacopan is being developed may have significant renal involvement, we expect that our future sales force will focus primarily on nephrologists. Other physician specialists such as rheumatologists, involved in the diagnosis and treatment of those diseases would also be targeted by our sales forces. In territories outside of the United States, our partner Vifor would be responsible for the commercialization of avacopan.

In May 2016, we entered into the Avacopan Agreement with Vifor to commercialize avacopan for orphan renal diseases in Europe and certain other markets. In connection with the Avacopan Agreement, we received a non-refundable upfront payment of $85.0 million, comprising $60.0 million in cash and $25.0 million in the form of an equity investment to purchase 3,333,333 shares of our common stock at a price of $7.50 per share. In February 2017, we and Vifor entered into the Avacopan Amendment to expand the licensed territory to include all markets outside the United States and China and we received an additional $20.0 million upfront cash commitment. Upon achievement of certain regulatory and sales based milestones with avacopan, we will receive additional payments under this agreement. In addition, we will receive royalties, with rates ranging from the teens to mid-twenties, on future potential net sales of avacopan by Vifor in the licensed territories. In December 2017, we achieved the first regulatory milestone under the Avacopan Agreement in the amount of $50.0 million, following the EMA’s validation of the CMA application for avacopan for the treatment of patients with AAV. In June 2018, we and Vifor entered into the Avacopan Letter Agreement to further expand the Vifor territories under the Avacopan Agreement to provide Vifor with exclusive commercialization rights in China and we received a $5.0 million payment for the expanded rights. We retain control of ongoing and future development of avacopan (other than country-specific development in the licensed territories) and all commercialization rights to avacopan in the United States.

Under a prior development and commercialization agreement with Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, which ended in 2013, we are subject to reverse royalties to GSK of 3% on annual worldwide net sales of avacopan, not to exceed $50.0 million in total royalties.

CCX140 — Chronic and Orphan Kidney Diseases

Our second drug candidate in the orphan disease space is CCX140, an inhibitor of the chemokine receptor known as CCR2. CCX140 is an orally-administered small molecule that is a highly potent and selective inhibitor of the chemokine receptor known as CCR2. CCX140 has an excellent preclinical and clinical profile, including good safety and tolerability demonstrated in hundreds of healthy volunteers or patients with diabetes or diabetic nephropathy across seven clinical trials. These clinical trials include a successfully completed one-year dosing of CCX140 in a Phase II trial in CKD associated with diabetes. Preclinical data to date suggests CCR2 inhibition involves a unique mechanism of action in the kidney including a novel element of renal cellular protection at the level of the podocyte leading to rapid improvement in proteinuria. CCX140 has been granted orphan drug designation by the FDA for the treatment of FSGS.

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

The Phase II trial met its primary endpoint by demonstrating that treatment with 5mg of CCX140 given orally once-daily added to a SOC regimen of RAAS inhibitor treatment resulted in a statistically significant (p=0.01) improvement in UACR, beyond that achieved with SOC alone. The maximum treatment effect (24% reduction) was reached at 12 weeks, and sustained reduction in albuminuria induced by CCX140 relative to SOC alone was observed over the full year (UACR at each one of the ten time points over the 52-week treatment period in the patients who received 5mg CCX140 continuously for 52 weeks, were below those of the SOC alone group). A dose of 10mg CCX140 per day did not provide more improvement in albuminuria as compared to the 5mg dose. CCX140 did not affect systematic blood pressure, suggesting that the beneficial effect of CCX140 is mediated locally in the kidney micro-environment, possibly through a beneficial reduction in renal inflammation. CCX140 was well-tolerated with a low overall dropout rate over the 52-week treatment period (10%). No safety issues were observed that would prevent further clinical development of CCX140 in DN.

CCX140 Phase II Clinical Trials in Primary Focal Segmental Glomerulosclerosis

The successfully completed CCX140 Phase II clinical trial in DN, which demonstrated a statistically significant reduction in proteinuria compared to SOC, showed the most pronounced effect in the highest proteinuric patients. In addition, preclinical data to date suggest CCR2 inhibition involves a unique mechanism of action in the kidney including a novel element of renal cellular protection at the level of the podocyte, leading to rapid improvement in proteinuria. Building upon our orphan kidney disease franchise, we launched our clinical development program of CCX140 in patients with primary FSGS. Our clinical development program will comprise two populations of patients:

(i)	Primary FSGS patients with sub-nephrotic (moderate) proteinuria (>1 g/g) – LUMINA 1 trial; and

(ii)	Primary FSGS patients with nephrotic syndrome (heavy proteinuria>3.5 g/g) – LUMINA 2 trial.

The first trial is a randomized controlled, dose ranging study with the aim to evaluate the effect of treatment with CCX140 in subjects with sub-nephrotic primary FSGS. The second trial is an open label, intra-subject dose escalation study in subjects with primary FSGS and nephrotic syndrome. The primary efficacy objective of both trials is to evaluate the effect of CCX140 on proteinuria, as assessed by factors including reduction in proteinuria through the 12-week treatment period. Other study objectives will include the assessment of partial or complete remission and the time to, and proportion of subjects with, partial or complete remission and other variables. Changes in quality-of-life changes (SF-36 v2, EQ-5D-5L) will also be assessed.

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

In December 2016, we entered into a second collaboration and license agreement with Vifor, the CCX140 Agreement, pursuant to which we granted Vifor exclusive rights to commercialize CCX140 in rare renal diseases in markets outside the United States and China. We are responsible for the clinical development of CCX140 in rare renal diseases, while sharing the cost of such development with Vifor. In connection with the CCX140 Agreement, we received a non-refundable upfront commitment totaling $50.0 million and are eligible to receive additional payments upon the achievement of certain regulatory and sales based milestones, as well as tiered double-digit royalties on potential net sales of CCX140 in the licensed territories. Under the CCX140 Agreement, Vifor retains an option to solely develop and commercialize CCX140 in more prevalent forms of CKD. Should Vifor later exercise the CKD option, we would receive co-promotion rights in CKD in the United States. In June 2018, we and Vifor entered into the CCX140 Letter Agreement to further expand the Vifor territories under the CCX140 Agreement to provide Vifor with exclusive commercialization rights in China and we received a non-refundable $5.0 million payment for the expanded rights. Additionally, in June 2018, we and Vifor entered into an amendment to the CCX140 Agreement, which we refer to as the CCX140 Amendment, to clarify the timing of certain payments with respect to development funding of the CCX140 program by Vifor, and we received a non-refundable payment of $11.5 million. We retain control of ongoing and future development of CCX140 (other than country-specific development in the licensed territories) and all commercialization rights to CCX140 in the United States.

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

Understanding Pancreatic Cancer

Pancreatic cancer is a rare but deadly cancer. It is the 15th most common cancer worldwide but the fourth highest cause of cancer-related death. In the United States in 2019, approximately 56,770 people are expected to develop pancreatic cancer, and within five years of diagnosis, about 80% of those patients are expected to succumb to the disease. Primarily due to the aging of the population, the incidence of pancreatic cancer is predicted to increase to 62,000 new cases per year by 2030. Pancreatic adenocarcinoma, which represents 85% of all pancreatic cancers, is characterized by rapid progression and a dismal prognosis. Because of the deep location of the pancreas in the abdomen and the lack of markers of early disease, most cancers remain asymptomatic until they obstruct the biliary tract, which usually occurs with tumors of the pancreatic head, or until they become metastatic. Hence, less than 15% of patients initially present with a resectable cancer (stage 1 or 2), while the majority of patients have either a locally advanced, nonresectable, stage 3 cancer or a metastatic, stage 4 cancer at the time of diagnosis. Even with the best current treatment, the median overall survival of these patients is less than one year, an outlook that has remained largely unchanged over the last few decades.

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

In our preclinical research, we are conducting studies with various chemokine receptor inhibitors in combination with check point inhibitors, such as those inhibiting the programmed cell death-1, or PD-1, programmed death-ligand 1, or PD-L1, pathway, that we believe may result in a greater anti-tumor effect, than with check-point inhibition alone.

A growing body of data suggests that a number of chemokine receptors, including, but not limited to, CCR1, CCR2, CCR4, CCR5, CXCR7 and CXCR2, may play diverse roles in cancer growth, cancer metastasis, cancer angiogenesis, or the composition of the tumor microenvironment. Given the potential role of chemokine receptors in cancer cell survival, the combination of chemokine receptor antagonists with traditional chemotherapeutic agents or with immunotherapy, such as PD-1 or PD-L1 inhibitors is an attractive strategy because it may result in greater efficacy and/or allow dose reductions of the chemotherapeutic drugs and therefore limit systemic side effects.

In March 2018, we presented data from in vivo model of colorectal cancer with a selective orally-administered CCR2 inhibitor. We reported that the therapeutic effects of PD-1 therapy are appreciably enhanced by specific blockade of CCR2 via a small molecule inhibitor, CCX598. In this mouse model, the anti-tumor response is specific and long-term survivors are resistant to re-inoculation with the CT26 tumor (even without further dosing of either drug). CCR2 inhibition alters the tumor microenvironment by reducing the number of monocytic-MDSC per gram of tumor. Reduction in tumor size is inversely proportional to the ratio of CD8 T cells to monocytic-MDSCs.

In November and December 2018, we presented data from animal models of pancreatic cancer (KCM model) and colorectal cancer (CT26 model) with a selective orally-administered CCR4 inhibitor at two international Cancer Immunology conferences. We reported that specific blockade of CCR4 with a small molecule inhibitor CCX6239 significantly reduced tumor burden and also enhanced the therapeutic effects of anti-cytotoxic T-lymphocyte-associated protein 4 (anti-CTLA-4) antibody in the KCM orthotopic pancreatic cancer model. In the colorectal cancer model, CCR4 inhibitor in combination with anti-CTLA-4 antibody also decreased tumor growth and increased the proportion of long-term survivors. In this model, the anti-tumor response was CT26-specific; mice with tumor regression exhibited a high proportion of CD8 T cells that recognized a CT26-specific neoantigen, and long term survivors were resistant to re-inoculation with CT26 cells (without further dosing of either drug).

At these same conferences, we for the first time reported the development of a unique class of human PD-L1 small molecule inhibitors. These inhibitors exhibited activity in blocking the PD-1/PD-L1 interaction in a variety of biochemical and cell-based assays. This inhibitory effect was at least partially through PD-L1 reduction on the cell surface, a potentially beneficial feature not exhibited by anti-PD-L1 antibodies. In an animal tumor model, our current lead compound CCX4503 reduced tumor growth to a similar extent as the positive control anti-human PD-L1 antibody. The anti-tumor activity was completely dependent on the presence of human peripheral blood mononuclear cells, and was accompanied by a significantly higher CD8+ T-Cell to CD4+ T-cell ratio. With further optimization, we believe these novel PD-L1 inhibitors would provide a valuable alternative to the current antibody-based PD-1/PD-L1 therapeutics.

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

Other Inflammatory and Autoimmune Diseases

Th17 Driven Diseases and CCR6

One of the most intriguing areas of current research in immunology involves a relatively recently discovered type of helper T cells known as Th17 cells. There is a large amount of preclinical and clinical data that implicate Th17 cells, as well as Interleukin 17, or IL-17, in the development of a large number of autoimmune diseases, including psoriasis, rheumatoid arthritis, asthma, and multiple sclerosis.

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

We believe that these are potential therapeutic opportunities for a CCR6 inhibitor. We have produced several unique CCR6 inhibitor leads, which are now being optimized through medicinal chemistry approaches and undergoing further evaluation in preclinical pharmacology models.

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

In April and May 2018, we presented data from in vivo models of psoriasis with a selective orally-administered CCR6 inhibitor. Genetically modified mice demonstrate that psoriatic lesions do not progress in mice lacking chemokine receptor CCR6. CCL20, the only known chemokine ligand for CCR6, is highly expressed in psoriatic plaques. Our potent, orally bioavailable small-molecule inhibitor of CCR6 ameliorated skin inflammation in the IL-23 and imiquimod induced models of psoriasis, and in the IL-36 induced model representative of rare form of psoriasis referred to as generalized pustular psoriasis. Results from this work were submitted and accepted to be published as a peer reviewed journal article in the Journal of Immunology in January 2019. CCR6 antagonists present a novel therapeutic approach to treating multiple forms of psoriasis.

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

As of December 31, 2018, our patent estate, on a worldwide basis, included approximately 849 issued or allowed patents and approximately 362 pending patent applications, with claims relating to all of our current clinical-stage drug candidates. As of December 31, 2018, there were approximately 95 issued or allowed patents and 33 patent applications pending for avacopan, our lead drug candidate in the C5aR program. As of December 31, 2018, with respect to our drug candidates in the CCR2 program, we had approximately 78 issued or allowed patents and 67 patents pending worldwide relating to their chemical composition or use thereof. As of December 31, 2018, with respect to the CCR1 and CCR9 chemokine receptors, we had approximately 495 issued or allowed patents and 124 patents pending worldwide relating to their chemical composition or use thereof. As of December 31, 2018, we had approximately 120 patents issued or pending for our other preclinical-stage compounds in the C5aR, CCR2, CXCR7, CCR4, CXCR2 and CCR6 programs..

Avacopan, our lead drug candidate in the C5aR program, is covered by an issued patent in the United States for the composition-of-matter of avacopan and pharmaceutical compositions thereof, which will expire in 2031 (not including patent term extension that may be available to extend the term of the patent). Avacopan is also covered by an additional issued patent in the United States with an expiration date of 2029. Avacopan is covered by an issued patent in Europe (covering avacopan’s composition-of-matter, compositions and certain methods of use) with an expiration date of 2029 (not including a supplementary protection certificate that may be available to extend the term of the patent). Additionally, avacopan is covered by issued patents in several jurisdictions including Australia, Canada, China, Hong Kong, India, Israel, Japan, Mexico, Singapore, South Africa, South Korea and Taiwan. These issued patents will expire in 2029 (not including patent term extensions or supplementary protection certificates that may be available in some countries). Patent applications are pending in other countries including Brazil which, if issued, are anticipated to expire in 2029 (not including patent term extensions or supplementary protection certificates that may be available). We have patent applications pending covering certain synthetic methods related to making avacopan, which, if issued, are anticipated to expire in 2035. More recent patent application filings in the avacopan family are directed to formulations and methods of use.

CCX140 is covered by three issued patents in the United States for the composition-of-matter of CCX140 and pharmaceutical compositions thereof that will expire in 2026, 2028 and 2029, respectively (not including patent term extension that may be available to extend the term of the granted patents). CCX140 is also covered by two additional issued patents in the United States (covering certain methods of use) that will expire in 2026 and 2028 respectively. CCX140 is also covered by certain issued patents in Europe (covering CCX140 composition-of-matter and certain methods of use) that will expire in 2026 and 2028, respectively (not including a supplementary protection certificate that may be available to extend the term of the patents). CCX140 is covered by certain issued patents in several jurisdictions including Australia, Canada, China, Hong Kong, India, Israel, Japan, Mexico, South Africa and South Korea, covering CCX140 composition-of-matter. These issued patents will expire in 2028 (not including patent term extensions or supplementary protection certificates that may be available in some countries). We have patent applications pending covering certain methods of use, which, if issued, are anticipated to expire in 2037.

CCX872 is covered by two issued patents in the United States for the composition-of-matter of CCX872 and pharmaceutical compositions thereof that will expire in 2026, respectively (not including patent term extension that may be available to extend the term of the granted patents). We have patent applications pending covering certain methods of use, which, if issued, are anticipated to expire in 2037.

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

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention.

Competition

We compete in the pharmaceutical, biotechnology and other related markets that address AAV, HS, C3G, FSGS and other renal diseases, rheumatoid arthritis, psoriasis, other autoimmune diseases and inflammatory disorders, and cancer. We face significant competition from many pharmaceutical and biotechnology companies that are also researching and selling products designed to address these markets. Many of our competitors have materially greater financial, manufacturing, marketing, research, and drug development resources than we do. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

It is possible that our competitors will develop and market drugs that are less expensive and more effective than our drug candidates, or that will render our drug candidates obsolete. It is also possible that our competitors will commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates.

Avacopan, our C5aR inhibitor, if approved for marketing by the FDA or other regulatory agencies for the treatment of AAV, might compete with current treatments, such as steroids, CYC, RTX, azathioprine, methotrexate, and mycophenolate mofetil. If avacopan were approved for the treatment of aHUS, it would potentially compete with eculizumab (Soliris®). If Avacopan is approved for marketing by the FDA or other regulatory agencies for the treatment of C3G, avacopan might compete with treatments that are in development. If avacopan were approved for the treatment of HS, it would potentially compete with adalimumab (Humira®) or other TNF-alpha antibodies which physician sometimes prescribe off-label for the treatment of HS.

CCX140, our first CCR2 inhibitor, if approved for marketing by the FDA or other regulatory agencies for the treatment of FSGS, might compete with treatments commonly used for type 2 diabetes and hypertension patients, RAAS inhibitors, are commonly prescribed treatments used to reduce blood pressure and preserve kidney function, reducing the progression of the disease. Other commercially available treatment options for FSGS include steroids, RAAS inhibitors, cyclosporine, mycophenolate mofetil (Cellcept®, Myortic®), tacrolimus (Prograf®), CYC (Cytoxan®), RTX, ACTHAR®, sirolimus (Rapamycin®, Rapamune®), and Liposorber® LA-15 System. If CCX140 is approved for marketing by the FDA or other regulatory agencies for the treatment of FSGS, CCX140 might compete with treatments that are in development.

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

All clinical research performed in the United States in support of an NDA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA so long as the clinical trial is conducted in accordance with GCP, and so long as the FDA is able to validate the data from the study through an onsite inspection if necessary. We conducted our PROTECT-1 clinical trial solely at foreign clinical research sites, and we did not have authorization from the FDA under an IND to conduct that clinical trial in the United States. We designed the clinical trial to comply with FDA regulatory requirements for the use of foreign clinical data in support of an NDA. We are pursuing a similar development strategy for CCX140 which has completed a Phase II clinical trial in patients with DN in Europe. One of the Phase II clinical trials with avacopan in patients with AAV has also been conducted in Europe. The second clinical trial with avacopan was conducted in North America. We have open INDs in the United States for avacopan, CCX140, and CCX872. All of our clinical trials are designed to comply with FDA regulatory requirements so that the data from all trials can be used to support a regulatory filing in the United States. We are including the United States, Europe, Japan, Australia, and New Zealand in our Phase III study of avacopan in AAV. Other planned studies with avacopan and CCX140 will likely include the United States and Europe, and potentially other geographies.

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

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual program user fee requirements for any marketed products.

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

We expect that the current presidential administration and U.S. Congress will seek to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect additional challenges and amendments in the future. Moreover, the Trump Administration and the U.S. Congress may take further action regarding the Affordable Care Act, including, but not limited to, repeal or replacement. Most recently, the Tax Cuts and Jobs Act of 2017, or the Jobs Act, was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Other Healthcare Laws and Regulations

We are also subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to ten years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

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

•

the federal Physician Sunshine Act, which requires certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, to report annually to CMS, information related to payments and other transfers of value to physicians, which is defined broadly to include other healthcare providers and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties of $11,278 per failure up to an aggregate of $169,170 per year (or up to an aggregate of $1.127 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $57,051 per violation, not to exceed $1.71 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Employees

As of December 31, 2018, we had 76 full-time employees, 31 of whom hold Ph.D.s, M.D.s or both. Of our total workforce, 58 employees are engaged in research and development, and 18 employees are engaged in business development, finance, legal, human resources, facilities, information technology administration and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe that our relations with our employees are good.

About ChemoCentryx

We commenced operations in 1997. Our principal offices are located at 850 Maude Avenue, Mountain View, California 94043, and our telephone number is (650) 210-2900. Our website address is www.chemocentryx.com. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. We have two wholly owned inactive subsidiaries, ChemoCentryx Limited, organized under the laws of the United Kingdom and ChemoCentryx Ireland Limited, organized under the laws of Ireland.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. Our net income (loss) for the years ended December 31, 2018, 2017 and 2016 was $(38.0) million, $17.9 million and $(40.0) million, respectively. As of December 31, 2018, we had an accumulated deficit of $374.5 million. We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to increase in the near term as we continue to conduct clinical trials for CCX140, avacopan, and CCX872 and conduct research and development of our other drug candidates. To date, we have derived all of our revenues from upfront fees and milestone payments, other payments pursuant to our collaboration agreements and government grants and contracts for research and development. For example, in May 2016 and December 2016, we entered into collaboration and license agreements with Vifor (International) Ltd. and/or its affiliates, or collectively, Vifor, for the commercialization of avacopan and CCX140, respectively. We do not anticipate that we will generate revenue from the sale of our products for the foreseeable future. In addition, if approved, we expect to incur significant costs to commercialize our drug candidates and our drugs may never gain market acceptance. If our drug candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

The development of new drugs is a highly risky undertaking which involves a lengthy process, and our drug discovery and development activities therefore may not result in products that are approved for marketing and sale by the applicable regulatory authorities on the time schedule we have planned, or at all, or result in substantial payments to us.

Our drug candidates are in the early stages of drug discovery or clinical trials and are prone to the risks of failure inherent in drug development. As of the date of this Annual Report on Form 10-K, nine of our drug candidates have been tested in human beings. We will need to conduct significant additional preclinical studies and clinical trials before we can demonstrate that any of our drug candidates is safe and effective to the satisfaction of the FDA, the EMA and other regulatory authorities. Preclinical studies and clinical trials are expensive and uncertain processes that take years to complete. For example, we incurred significant expenses related to the IND filing and the completed single ascending dose Phase I clinical trial for CCX915, our first generation CCR2 drug candidate, which did not advance into Phase II clinical trials because its pharmacokinetic, or PK, properties in humans did not meet our expectations. Failure can occur at any stage of the process, and we cannot assure you that any of our drug candidates will demonstrate safety and efficacy in clinical trials or result in commercially successful products. For instance, we filed a CMA application for avacopan in the treatment of patients with AAV with the EMA, which was validated by the EMA in December 2017. However, in light of the upcoming availability of data from the pivotal Phase III ADVOCATE trial, we decided to withdraw the CMA application based on Phase II data. While we intend to file integrated regulatory submissions in 2020 with the EMA and FDA for full (unconditional) marketing approval after the planned release of topline data from the Phase III ADVOCATE trial anticipated in the fourth quarter of 2019, we can provide no assurance that we will receive such approval.

We cannot assure you that our ongoing clinical trials or any future clinical trial of any of our other drug candidates will be completed on schedule, or at all, or whether our planned clinical trials will start in a timely manner. The commencement of our planned clinical trials could be substantially delayed or prevented by a number of factors, including:

•	delays or failures in obtaining sufficient quantities of the active pharmaceutical ingredient, or API, and/or drug product;

•	delays or failures in reaching agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites;

•	delays or failures in obtaining institutional review board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site;

•	the need to successfully complete, on a timely basis, preclinical safety pharmacology or toxicology studies;

•	the limited number of, and competition for, suitable sites to conduct the clinical trials;

•	the limited number of, and competition for, suitable patients for enrollment in the clinical trials; and

•	delays or failures in obtaining regulatory approval to commence a clinical trial.

The completion of our clinical trials could also be substantially delayed or prevented by a number of factors, including:

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trials;

•	failure of our third party vendors to timely or adequately perform their contractual obligations relating to the clinical trials;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	inability to monitor patients adequately during or after treatment;

•	termination of the clinical trials by one or more clinical trial sites;

•	unforeseen safety issues;

•	lack of efficacy demonstrated during clinical trials;

•	lack of adequate funding to continue the clinical trials;

•	the need for unexpected discussions with the FDA, EMA or other foreign regulatory agencies regarding the scope or design of our clinical trials or the need to conduct additional trials;

•	unforeseen delays by the FDA, EMA or other foreign regulatory agencies after submission of our results;

•	an unfavorable FDA or EMA inspection of our contract manufacturers of API or drug product; and

•	inspection of the clinical investigation records, operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold.

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

Further, chemokine receptors and chemoattractant receptors are a novel class of targets. As a result, we may experience unforeseen adverse side effects with our existing and future drug candidates, including avacopan and CCX140. As of the date of this Annual Report on Form 10-K, nine of our drug candidates have been tested in human beings. Although we have not observed significant harmful side effects in prior studies of our drug candidates, later trials could reveal such side effects. The PK profile of preclinical studies may not be indicative of results in any clinical trial. For example, prior to commencing our preclinical studies of our CCX140 drug candidate, we studied another drug candidate that targeted CCR2, which we abandoned after PK results were not as favorable in humans as in earlier preclinical animal studies. We have not completed studies on the long-term effects associated with the use of our drug candidates. Completion of studies of these long-term effects may be required for regulatory approval and would delay our introduction of our drug candidates into the market. These studies could also be required at any time after regulatory approval of any of our drug candidates. Absence of long-term data may also limit the approved uses of our products, if any, to short-term use. Some or all of our drug candidates may prove to be unsafe for human use.

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or other comparable regulatory authorities. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Given the serious nature of the conditions we are treating in our clinical trials, and the multiple concomitant medications including our active drug candidates that our patients are treated with, side effects (such as nausea, diarrhea, infections, hepatic enzyme elevations, and possible allergic reactions) have been reported in our ongoing blinded clinical studies. While such disorders may be found to be not related to our drug candidates, such events may create a negative safety perception. Even if any of our drug candidates receives marketing approval, as greater numbers of patients use a drug following its approval, an increase in the incidence or severity of side effects or the incidence of other post-approval problems that were not seen or anticipated during pre-approval clinical trials could result in a number of potentially significant negative consequences, including that regulatory authorities may withdraw their approval of the product, regulatory authorities may require the addition of labeling statements, such as “black box” warnings or contraindications, or impose additional safety monitoring or reporting requirements, we may be required to change the way the product is administered or conduct additional clinical trials, we may be required to implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients, we could be sued and held liable for harm caused to patients, and our reputation may suffer. Any of these events could substantially increase the costs and expenses of developing, commercializing and marketing any such drug candidates or could harm or prevent sales of any approved products.

Even if our drug candidates do obtain regulatory approval they may never achieve market acceptance or commercial success.

Even if we obtain FDA or other regulatory approvals, our drug candidates may not achieve market acceptance among physicians, patients and third-party payors and, ultimately, may not be commercially successful. Market acceptance of our drug candidates for which we receive approval depends on a number of factors, including:

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

We may retain commercialization rights to certain of our drug candidates or find partners for their co-development and commercialization. Any of the following events or factors could have a material adverse effect on our ability to generate revenue from the commercialization of our drug candidates:

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

•	We, our partners or any of our future partners must comply with additional requests and recommendations from the FDA, including additional clinical trials;

•	We, our partners or any of our future partners may not obtain all necessary approvals from the FDA and similar foreign regulatory agencies;

•	Our drug candidates must be manufactured in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand;

•	Our drug candidates may not achieve market acceptance by physicians, patients and third-party payors;

•	Our drug candidates may not compete successfully against alternative products and therapies; and

•	We or any pharmaceutical company may independently develop products that compete with our drug candidates.

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

As of December 31, 2018, we had approximately $177.0 million in cash, cash equivalents and investments. Additionally, in the first quarter of 2019, we sold 1,666,367 shares of our common stock pursuant to our “at-the market” equity offering program for net proceeds of $19.4 million. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, March 11, 2019. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, our credit facility, our “at-the market” equity offering program, government grants and contracts and/or strategic collaborations. Additional financing may not be available to us when we need it or it may not be available on favorable terms, if at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or our commercialization efforts. We may be required to enter into collaborative partnerships for one or more of our drug candidate programs at an earlier stage of development or on less favorable terms, which may require us to relinquish rights to some of our drug candidates that we would otherwise have pursued on our own.

The terms of our credit facility place restrictions on our operating and financial flexibility.

We have entered into a loan and security agreement, or credit facility, with Hercules Capital, Inc., or Hercules, which is secured by substantially all of our assets, excluding intellectual property, pursuant to which we may borrow up to an aggregate principal amount of $50.0 million, subject to certain terms and conditions. The outstanding principal balance under the credit facility was $20.0 million at December 31, 2018.

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

The FDA granted orphan drug designation for avacopan for the treatment of C3G and AAV, including granulomatosis with polyangiitis or Wegener’s granulomatosis, microscopic polyangiitis, and Churg-Strauss syndrome. In November 2014, the European Commission granted orphan drug designation for avacopan for the treatment of granulomatosis with polyangiitis or Wegener’s granulomatosis and microscopic polyangiitis, and, in June 2017, for the treatment of C3G. However, we cannot assure you that we will be able to obtain or maintain orphan drug exclusivity for avacopan, if it is approved for the treatment of C3G and/or AAV in any jurisdiction, in a timely manner or at all, or that a competitor will not obtain orphan drug exclusivity that could block the regulatory approval of avacopan for several years. If we are unable to obtain or maintain orphan drug exclusivity in the United States or the EU, our ability to generate sufficient revenues may be negatively affected. If a competitor is able to obtain orphan drug exclusivity that would block avacopan’s regulatory approval, our ability to generate revenues would be significantly reduced, which would harm our business prospects, financial condition and results of operations.

We may form additional strategic alliances in the future with respect to our programs, and we may not realize the benefits of such alliances.

We may form additional strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our programs that we believe will complement or augment our existing business. For example, we entered into collaboration and license agreements with Vifor for the development and commercialization of CCX140 and avacopan. We face significant competition in seeking appropriate strategic partners or other alternative arrangements and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any current or future drug candidates and programs because our research and development pipeline may be insufficient, our drug candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. For example, Vifor has the right to terminate the Avacopan Agreement and the CCX140 Agreement at its convenience, in which case we would not receive payments under such agreements. Any delays in entering into new strategic partnership agreements related to our drug candidates could also delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market.

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

We do not currently have a fully established sales and marketing staff or distribution organization. If we are unable to develop a sales and marketing and distribution capability on our own or through collaborations with other marketing partners, we will not be successful in commercializing our future products.

We do not currently have fully established sales, marketing or distribution capabilities or experience. In order to market any products that may be approved by the FDA, EMA or other comparable regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities, or make arrangements with third parties to perform these services. We have entered into the Avacopan Agreement and the CCX140 Agreement with Vifor for development and commercialization of avacopan and CCX140 outside of the United States. We retain commercialization rights to avacopan and CCX140 in the United States. To the extent we rely on third parties such as Vifor for marketing and distributing our approved products, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control and our product revenue is likely to be lower than if we directly marketed or sold our products. Future collaborators may fail to develop or effectively commercialize our drug candidates because they cannot obtain necessary regulatory approvals, development or commercialization is not commercially reasonable, they elect to pursue competitive products outside of the collaboration, or for other reasons. If we are unable to enter into arrangements with third parties to commercialize any approved products on acceptable terms or at all, we may not be able to successfully commercialize our future products or we will have to market these products ourselves, which will be expensive and require us to build our own sales force, which we do not have experience doing. We cannot assure you we will be successful in any of these initiatives. If we are not successful in commercializing our future products, either on our own or through collaborations with third parties, any future product revenue will be materially adversely affected.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2018, we had 76 full-time employees. We will need to continue to expand our commercial, managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	build our sales, marketing and distribution capabilities;

•	manage our clinical trials effectively, including our Phase III clinical trial for avacopan, which is being conducted at numerous trial sites throughout the world;

•	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators, government agencies and other third parties;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	identify, recruit, maintain, motivate and integrate additional employees.

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

We are developing small molecule therapeutics that will compete with other drugs and alternative therapies that are currently marketed or are being developed to treat AAV, C3G, HS, FSGS and other renal disease, other autoimmune diseases, metabolic diseases, inflammatory disorders, and cancer. Similarly, other future drug candidates we are pursuing would compete against numerous existing and established drugs and potentially against other novel drugs and therapies that are currently in development. See “Item 1. Business—Competition.” We also anticipate that we will face increased competition in the future as new companies enter into our target markets and scientific developments surrounding the chemokine system continue to develop.

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

Our third-party manufacturers’ activities and our own activities involve the controlled storage, use, handling and disposal of hazardous materials, including the components of our pharmaceutical products, test samples and reagents, biological materials and other hazardous compounds. We and our manufacturers are subject to federal, state and local and foreign laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these hazardous materials. We currently carry no insurance specifically covering environmental claims relating to the use of hazardous materials. Although we believe that our safety procedures for handling and disposing of these materials and waste products comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of an accident, state or federal or other applicable authorities may curtail our use of these materials and/or interrupt our business operations. In addition, if an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines. The substantial unexpected costs we may incur could significantly harm our financial condition and results of operations.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income and taxes may be limited. We previously determined that we had ownership changes, which limit our ability to use our then existing tax attributes. Future changes in our stock ownership, many of the causes of which are outside our control, could result in additional ownership changes. Any such ownership changes could further limit our ability to use net operating loss carryforwards and other pre-change tax attributes. Furthermore, under U.S. tax legislation enacted in 2017, the treatment of tax losses generated before December 31, 2017 has generally not changed but tax losses generated in calendar year 2018 and beyond may be used to offset only 80% of taxable income and carryforward indefinitely. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

The Tax Cuts and Jobs Act of 2017 significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, and revising the rules governing net operating losses and foreign tax credits. Many of these changes were effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, or IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. As of December 31, 2017, we recorded a provisional impact to write down the deferred income tax assets (including the value of our net operating loss carryforwards and our tax credit carryforwards) of $36.0 million with an equal offset to the valuation allowance. As of December 31, 2018, we have finalized our computation of the impact of the Tax Cuts and Jobs Act and no material adjustments were recorded. Further, there may be material adverse effects resulting from the legislation that we have not yet identified. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We will continue to evaluate the impact of the Tax Cuts and Jobs Act as we receive further guidance and notices and will make adjustments to the financial statements or related disclosures accordingly.

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

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for our technologies, intellectual property and drug candidates in the United States and other countries. Our patent estate, on a worldwide basis, includes approximately 849 issued or allowed patents and approximately 362 pending patent applications, with claims relating to all of our current clinical-stage drug candidates. There are approximately 95 issued or allowed patents and 33 patent applications pending for avacopan, our lead drug candidate in the C5aR program. With respect to our drug candidates in the CCR2 programs, we have approximately 78 issued or allowed patents and 67 patents pending worldwide relating to their chemical composition or use thereof. With respect to the CCR1 and CCR9 chemokine receptors, we have approximately 495 issued or allowed patents and 124 patents pending worldwide relating to their chemical composition or use thereof. We have approximately 120 patents issued or pending for our other preclinical-stage compounds in the C5aR, CCR2, CXCR7, CCR4, CXCR2 and CCR6 programs. We cannot assure you that any of our patent applications will result in issued patents. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

We apply for patents covering both our technologies and drug candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or drug candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing products and technologies. Composition-of-matter patents on the chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our patent applications covering composition-of-matter of our drug candidates will be considered patentable by the USPTO and courts in the United States or by the patent offices and courts in other countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patent rights that we license from others, may be challenged in the courts or patent offices in the United States and abroad. Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action or similar proceedings in court or before patent offices in the United States or foreign jurisdictions for a given period after allowance or grant, during which time third parties can raise objections against such patents. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, all of which could limit our ability to stop others from using or commercializing similar or identical product candidates, or limit the duration of the patent protection of our drug candidates.

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

Changes in patent law in the United States or in other countries could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Our patent rights may be affected by developments or uncertainty in the United States’ or other jurisdictions’ patent statutes, patent case law, USPTO rules and regulations or the rules and regulations of other jurisdictions’ patent offices.

There are a number of recent changes to United States patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application is typically entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in post-grant proceedings including opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. In addition, the United States Congress may pass additional patent reform legislation that is unfavorable to us.

The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the United States Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future. Similarly, statutory or judicial changes to the patent laws of other countries may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents.

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

Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our analysis of these issues, including interpretation the relevance or the scope of claims in a patent or a pending application, determining applicability of such claims to our proprietary technologies or drug candidates, predicting whether a third party’s pending patent application will issue with claims of relevant scope, and determining the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our drug candidates. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties.

Additionally, patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain United States applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our drug candidates or the use of our drug candidates. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. As a result, we may be unaware of third-party patents that may be infringed by commercialization of our drug candidates, and cannot be certain that we were the first to file a patent application related to a drug candidate or proprietary technology. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims.

In addition to infringement claims against us, third parties may challenge or infringe upon our existing or future patents. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding the patentability of our inventions relating to our drug candidates, and/or the enforceability, validity or scope of protection offered by our patents relating to our drug candidates. Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. Or, if third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine the priority of invention. We may also become involved in similar opposition proceedings in the European Patent Office regarding our intellectual property rights with respect to our products and technology.

The cost to us of any intellectual property litigation or other proceedings could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Discovery proceedings in the United States might lead to the disclosure of some of our proprietary confidential information. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Intellectual property litigation and other proceedings may also absorb significant management and technical staff’s time which may materially and adversely impact our financial position and results of operations.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, the EMA, the EU institutions (e.g., the European Commission) and the EU Member State Competent Authorities, as well as equivalent authorities and regulatory bodies in other countries, which regulations differ from country to country. We are not permitted to market our drug candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA and in the EU until we have received approval from the European Commission or EU Member State Competent Authorities. We have not submitted an application for or received marketing approval for any of our drug candidates, except in the EU where we have applied to the EMA for a CMA, which we subsequently withdrew, for avacopan in the treatment of patients with AAV. Obtaining approval of an NDA or CMA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA, EMA and other applicable U.S., EU and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

•	warning letters;

•	civil and criminal penalties;

•	injunctions;

•	withdrawal of approved products;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of production; and

•	refusal to approve pending NDAs or supplements to approved NDAs, pending CMA or marketing authorization applications, or MAAs.

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

Regulatory approval of an NDA or NDA supplement, or of a CMA, MAA, or of their respective extensions and variations, is not guaranteed, and the approval process is expensive and may take several years. The FDA and the EMA also have substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA or EMA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA or EMA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

•	a drug candidate may not be deemed safe or effective;

•	FDA or EMA officials may not find the data from preclinical studies and clinical trials sufficient;

•	the FDA or EMA might not approve our or our third-party manufacturer’s processes or facilities; or

•	the FDA or EMA may change its approval policies or adopt new regulations.

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

The regulatory requirements and policies may change and additional government regulations may be enacted for which we may also be required to comply. For example, the 21st Century Cures Act, or the Cures Act, was signed into law. The Cures Act is intended, among other things, to modernize the regulation of drugs and spur innovation. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we will not be permitted to market our future products and our business will suffer.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States, the EU or in other countries or jurisdictions. For example, certain policies of President Trump’s administration may impact our business and industry. Namely, the current administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. It is difficult to predict how these changes will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In the EEA, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity and qualify for data exclusivity.

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

•

required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•	mandated a further shift in the burden of Medicaid payments to the states.

We expect that the current presidential administration and U.S. Congress will seek to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. In December 2017, the Tax Cuts and Jobs Act was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA and our business. There may be additional challenges and amendments to the ACA in the future. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, the ATRA was enacted, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our potential customers and accordingly, our financial operations.

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

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

•

the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to ten years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $57,051 per violation, not to exceed $1.71 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state;

•

the federal Physician Sunshine Act, which requires certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, to report annually to CMS information related to payments and other transfers of value to physicians, which is defined broadly to include other healthcare providers and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties of $11,278 per failure up to an aggregate of $169,170 per year (or up to an aggregate of $1.127 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations; and

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

Stockholders may also be unable to sell their shares of common stock at prices that are attractive to them due to fluctuations in the market price of our common stock. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile. Since the commencement of trading in connection with our initial public offering in February 2012, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2018, the price per share for our common stock on the Nasdaq Global Select Market ranged from a low sale price of $5.72 to a high sale price of $15.08. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including, but not limited to, those described elsewhere in this “Risk Factors” section and the following:

•	results from, and any delays in, clinical trial programs relating to our drug candidates, including the ongoing and planned clinical trials for avacopan, CCX140, CCX872, and other drug candidates;

•	announcements of regulatory approvals or disapprovals of our drug candidates, including avacopan and CCX140, or delays in any regulatory agency review or approval processes;

•	failure or discontinuation of any of our research programs;

•	announcements relating to future collaborations;

•	general economic conditions in the United States and abroad;

•	acquisitions and sales of new products, technologies or business;

•	delays in the commercialization of any of our drug candidates;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	the issuance of new or changed securities analysts’ reports or recommendations regarding us, our competitors or our industry in general;

•	actual and anticipated fluctuations in our quarterly operating results;

•	disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	manufacturing issues related to our drug candidates for clinical trials or future products for commercialization;

•	market acceptance of our future products;

•	deviations in our operating results from the estimates of analysts, or other analyst comments;

•	third-party payor coverage and reimbursement policies;

•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;

•	FDA, EMA or other U.S. or foreign regulatory actions affecting us or our industry;

•	product liability claims or other litigation or public concern about the safety of our drug candidates or future drugs;

•	our ability to obtain necessary intellectual property licenses;

•	the outcome of any future legal actions to which we are party;

•	sales of our common stock by our officers, directors or significant stockholders;

•	additions or departures of key personnel; and

•	external factors, including natural disasters and other crises.

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

As of December 31, 2018, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 61% of our outstanding common stock. Accordingly, these stockholders, acting as a group, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. If our stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2018, we had 50,652,238 shares of common stock outstanding. Of these shares, approximately 30,421,626 are freely tradeable, without restriction, in the public market. In addition, approximately 12,864,960 of the outstanding shares of common stock, and an additional 150,000 shares of common stock issuable upon exercise of outstanding warrants that we issued to Bio-Techne Corporation (formerly Techne Corporation), or Bio-Techne, in connection with our initial public offering, are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, with respect to shares held by directors, executive officers and other affiliates. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. In addition, as of February 28, 2019, we had the remaining capacity to sell up to an additional $55.0 million of our common stock from time to time under our Equity Distribution Agreement, or EDA. If additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our common stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in connection with our initial public offering, in

February 2012, we issued Bio-Techne a warrant with a ten-year term to purchase up to 150,000 shares of our common stock at an exercise per share equal to 200% of the initial public offering price of a share of our common stock and such warrant, if exercised, would likely be exercised at a time when the exercise price of such warrant represented a discount to the trading price of our common stock. In addition, pursuant to our collaboration and license agreement with Vifor in May 2016 for the commercialization of avacopan, we entered into a stock purchase agreement with Vifor for the purchase of 3,333,333 unregistered shares of our common stock at a price of $7.50 per share. Similarly, in December 2018, our EDA would allow us to sell up to an additional $75.0 million of shares of our common stock from time to time. In January 2019, we sold 1,666,367 shares of our common stock pursuant to the EDA at a price per share of $12.00, for gross proceeds of $20.0 million, before deducting offering-related transaction costs and commissions. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

Our named executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $5.2 million for severance and other benefits and acceleration of vesting of stock awards with an intrinsic value of $10.0 million as of December 31, 2018 in the event of a termination of employment in connection with a change of control of us. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. As of January 2019, we had research coverage by five securities analysts. In the event one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the EU in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least until March 2019. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the EU, including with respect to the laws and regulations that will apply as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CCXI.”

Holders of Common Stock

As of February 28, 2019, there were approximately 42 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2018:

Plan Category	Shares Issuable Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Available for Future Issuance(4)
Equity compensation plans approved by security holders: (1)	11,160,554	$8.39	2,103,067
Equity compensation plans not approved by security holders:	—	—	—

Total	11,160,554	$8.39	2,103,067

(1)

Consists of our Amended and Restated 1997 Stock Option/Stock Issuance Plan, our Amended and Restated 2002 Equity Incentive Plan and our 2012 Equity Incentive Award Plan, our Non-Employee Director Compensation Policy and our Employee Stock Purchase Plan, or ESPP.

(2)	Includes 10,720,200 shares subject to outstanding stock options and 440,354 shares subject to outstanding restricted stock units as of December 31, 2018.
(3)	Calculated exclusive of outstanding restricted stock unit awards.
(4)

Of these shares, 1,708,516 shares were available for stock option awards, restricted stock units and restricted stock awards, and 394,551 were available for the ESPP, in each case as of December 31, 2018.

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

The following graph shows a comparison from December 31, 2013 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2018 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

	12/13	12/14	12/15	12/16	12/17	12/18
ChemoCentryx Inc.	100.00	117.96	139.90	127.81	102.76	188.43
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
NASDAQ Biotechnology	100.00	131.71	140.56	112.25	133.67	121.24

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Collaboration and license revenue from related party	$42,875	$82,497	$11,435	$—	$—
Grant revenue	—	—	500	—	—

Total revenue	42,875	82,497	11,935	—	—
Operating expenses:
Research and development	62,736	49,495	37,945	33,183	33,815
General and administrative	20,409	16,509	14,710	14,506	13,584

Total operating expenses	83,145	66,004	52,655	47,689	47,399

Income (loss) from operations	(40,270)	16,493	(40,720)	(47,689)	(47,399)
Interest income	3,528	1,370	757	384	494
Interest expense	(1,224)	(4)	—	—	(24)

Net income (loss)	$(37,966)	$17,859	$(39,963)	$(47,305)	$(46,929)

Net income (loss) per share, basic (1)	$(0.76)	$0.37	$(0.86)	$(1.08)	$(1.08)

Net income (loss) per share, diluted (1)	$(0.76)	$0.36	$(0.86)	$(1.08)	$(1.08)

Shares used to compute net income (loss) per share, basic	49,814,162	48,412,531	46,431,501	43,889,677	43,275,276

Shares used to compute net income (loss) per share, diluted	49,814,162	49,615,406	46,431,501	43,889,677	43,275,276

(1)

See Note 2 within the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to compute basic and diluted net income (loss) per share.

	As of December 31,
	2018	2017	2016	2015	2014
			(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and investments	$176,984	$135,220	$123,761	$76,289	$114,620
Accounts receivable from related party(2)	2,058	51,090	30,205	—	—
Working capital	116,988	146,893	110,356	66,541	66,139
Total assets	183,310	189,328	155,872	78,155	116,981
Long-term debt, net	19,689	4,676	—	—	—
Accumulated deficit	(374,497)	(289,200)	(307,059)	(267,096)	(219,791)
Total stockholders’ equity	14,738	79,267	49,889	72,507	108,606

(2)

As of December 31, 2017, accounts receivable excluded the remaining $10.0 million cash commitment due from Vifor in February 2018 in connection with the Avacopan Amendment. As of December 31, 2016, accounts receivable excluded the additional $20.0 million cash commitment due from Vifor in December 2017 in connection with the CCX140 Agreement. See “Note 9. Related-Party Transactions” for a detailed discussion.

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

Avacopan (CCX168) — Inhibition of Complement-Mediated Pathways in Orphan Diseases

Avacopan (formerly CCX168) is an orally-administered complement inhibitor targeting the C5a receptor, or C5aR, and is being developed for orphan diseases, including (i) anti-neutrophil cytoplasmic auto-antibody associated vasculitis, or AAV, a devastating autoimmune disease that damages blood vessels and can lead to kidney failure, pulmonary failure and damage to other tissues; (ii) complement 3 glomerulopathy, or C3G, a debilitating disease that can lead to kidney failure; and (iii) moderate and severe hidradenitis suppurativa, or HS, a chronic, inflammatory, debilitating skin disease characterized by recurrent, painful, nodules and abscesses, ultimately leading to the formation of draining fistulas (also known as sinus tracts) as well as scarring.

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

Following completion of two Phase II clinical trials in patients with AAV, in which avacopan was well-tolerated and provided effective steroid-free control of the disease, we launched the Phase III ADVOCATE trial in December 2016. The FDA and the EMA concurred with the design of the study. ADVOCATE is a randomized, double-blind two-arm study which enrolled over 300 patients at over 200 sites in the United States, Canada, Europe, Australia, New Zealand and Japan. Patient enrollment of the Phase III ADVOCATE trial was completed in July 2018 and we expect to report topline data from this trial in the fourth quarter of 2019. Additionally, we launched a registration-supporting clinical trial to study avacopan for the treatment of patients with C3G for which we aim to complete enrollment in 2019 and initiated a large placebo-controlled Phase IIb clinical trial, the AURORA trial, for the treatment of patients with moderate to severe HS in the fourth quarter of 2018.

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

A global Phase II clinical trial of CCX140 in patients with DN met its primary endpoint by demonstrating that CCX140 given orally once-daily added to a SOC renin-angiotensin-aldosterone system inhibitor treatment resulted in a statistically significant reduction in proteinuria, beyond that achieved with SOC alone, with the most pronounced effect shown in the patients with highest levels of proteinuria. Based on the safety and efficacy data related to reduction in proteinuria observed in the Phase II trial in DN, we launched two Phase IIb clinical trials (the LUMINA trials) of CCX140 for the treatment of primary FSGS, with and without nephrotic syndrome, for which there are currently no FDA-approved treatments.

Kidney Health Alliance with Vifor

In May 2016, we announced a partnership, which we refer to as the Avacopan Agreement, with Vifor (International) Ltd., and/or its affiliates, or collectively, Vifor, a European-based world leader specializing in kidney disease. While under this agreement we retained all rights to the United States and China, we granted Vifor exclusive commercialization rights to avacopan in Europe and certain other international markets. In December 2016, we entered into an additional agreement with Vifor, which we refer to as the CCX140 Agreement, relating to CCX140, our other late stage drug candidate. Under the CCX140 Agreement, we again retained all rights to the United States and China and we granted Vifor exclusive worldwide commercialization rights outside of the United States and China. In February 2017, we announced a further agreement with Vifor that harmonized the geographic commercialization rights underlying the agreements for both drug candidates, which we refer to as the Avacopan Amendment. In June 2018, we entered into additional agreements with Vifor to further expand Vifor’s exclusive commercialization rights to include China under the Avacopan Agreement (the Avacopan Letter Agreement) and the CCX140 Agreement (CCX140 Letter Agreement).

We have secured $215 million in upfront cash and milestone payments pursuant to our agreements with Vifor and are eligible for additional substantial milestone payments. Through our alliance, we maintain the commercialization rights to avacopan and CCX140 in the United States, and also retain control of the clinical development programs for orphan renal disease. Vifor gained the exclusive commercialization rights for all other international markets, and is obligated to pay us tiered royalties, with rates ranging from ten to the mid-twenties, on potential net sales.

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

Early Stage Drug Candidates

While we have focused initially on kidney disease, our target-specific and selective approach designed to stop the spread of inflammatory disease-inducing cells shows promise in other disease areas. Over time we plan to bring forward drug candidates to treat a range of inflammatory and autoimmune disorders, as well as cancer, where our drug candidate CCX872 has shown promise in a Phase Ib trial for advanced pancreatic cancer. We expect that our ability to do so will grow as we increase our scale and to the extent that we start to earn revenues and royalties from the commercialization of our late stage kidney disease franchise.

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

As of December 31, 2018, we had an accumulated deficit of $374.5 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Recent Developments and Corporate Highlights

Equity Distribution Agreement with Piper Jaffray & Co.

In December 2018, we entered into an Equity Distribution Agreement, or EDA, with Piper Jaffray & Co., or Piper Jaffray, having an aggregate offering price of up to $75.0 million. Through this EDA, we may offer and sell, from time to time, through Piper Jaffray, shares of our common stock, par value $0.001 per share. In January 2019, we sold 1,666,367 shares of our common stock pursuant to the EDA at a price per share of $12.00, for gross proceeds of $20.0 million, before deducting offering-related transaction costs and commissions.

HS Phase IIb Clinical Study Initiation

In December 2018, we launched a large placebo-controlled Phase IIb clinical trial of avacopan for the treatment of patients with HS, the AURORA trial. The AURORA trial aims to enroll 390 patients with moderate to severe HS. The primary endpoint will assess avacopan against placebo at 12 weeks of treatment, using the HiSCR (hidradenitis suppurativa clinical response) scale, which has been validated by the FDA.

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

Milestone payments: At the inception of each arrangement that includes development, regulatory or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for us to use the same approach for all contracts. We expect to use the most likely amount method for development and regulatory milestone payments. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. We recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of each such milestone and any related constraint, and if necessary, adjust our estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period on a straight line basis. The fair value of the stock options is estimated using the Black-Scholes valuation model. We recorded non-cash stock-based compensation expense of $10.8 million, $8.7 million and $8.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, we had $15.0 million and $8.2 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to employee stock options that will be recognized over a weighted-average period of 2.5 years for both years. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase. Determining an estimate of the fair value of equity awards using the Black-Scholes valuation model requires that use of subjective assumptions related to expected stock price volatility, term, risk-free interest rate and dividend yield.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the years ended December 31, 2018 and 2017, our revenues were derived from collaboration and license revenue related to the Avacopan Agreement and

CCX140 Agreement, in each case, as amended, and the related letter agreements. For the year ended December 31, 2016, our revenues were derived from the Avacopan Agreement, as well as grant revenue from the FDA Orphan Products Development grant to support the clinical development of avacopan for the treatment of patients with AAV.

Total revenues were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Collaboration and license revenue from related party	$42,875	$82,497	$11,435
Grant revenue	—	—	500

Total revenue	$42,875	$82,497	$11,935

Dollar increase (decrease)	$(39,622)	$70,562
Percentage increase (decrease)	-48%	591%

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

We use a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize in 2018. In applying the cost-based input method of revenue recognition, we measure actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligations.

Before the adoption of ASC 606, we recognized upfront fees straight-line under ASC 605 over the estimated performance period and recognized milestones when earned under the milestone method of accounting. In 2017, revenue recognized represents amortization of the upfront license fee commitments from Vifor pursuant to the Avacopan Agreement and CCX140 Agreement, in each case, as amended. The increase in revenue from 2016 to 2017 was due to: (i) recognition of a milestone payment related to the Avacopan Agreement; (ii) amortization of the upfront license fee commitments from Vifor pursuant to the Avacopan Agreement, Avacopan Amendment and CCX140 Agreement, as well as (iii) collaboration revenue for development services under the CCX140 Agreement in 2017. These increases were partially offset by a decrease in grant revenue from the FDA to support the clinical development of avacopan for the treatment of patients with AAV.

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

	Year Ended December 31,
	2018	2017	2016
Research and development expenses	$62,736	$49,495	$37,945
Dollar increase	$13,241	$11,550
Percentage increase	27%	30%

The increase in research and development expenses from 2017 to 2018 was primarily due to the advancement of the avacopan ADVOCATE Phase III pivotal trial which completed enrollment in July 2018, initiation and patient enrollment of the avacopan Phase II clinical trial in patients with C3G and start-up, initiation and patient enrollment of the avacopan Phase IIb clinical trial in patients with HS and the CCX140 Phase II clinical trials in patients with FSGS.

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

The following table summarizes our research and development expenses by project (in thousands):

	Year Ended December 31,
	2018	2017	2016
Phase I	$1,168	$785	$5,959
Phase II	13,895	8,854	10,866
Phase III	32,876	26,198	8,019
Research and drug discovery	14,797	13,658	13,101

Total R&D	$62,736	$49,495	$37,945

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

General and administrative expenses

Total general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
General and administrative expenses	$20,409	$16,509	$14,710
Dollar increase	$3,900	$1,799
Percentage increase	24%	12%

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

The increase from 2017 to 2018 was primarily due to higher employee-related expenses, including those associated with our commercialization planning efforts, and higher professional fees. The increase from 2016 to 2017 was primarily due to higher intellectual property related expenses and accounting related fees associated with preparing to meet the requirements pursuant to the Sarbanes-Oxley Act of 2002 partially offset by lower travel expenses.

We anticipate that our general and administrative expenses will increase substantially in the future primarily because of increased pre-commercial activities and personnel costs to support the potential launch of avacopan for the treatment of AAV in the United States.

Other income, net

Other income, net primarily consists of interest income earned on our marketable securities. Total other income, net as compared to prior years was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest income	$3,528	$1,370	$757
Interest expense	(1,224)	(4)	—

Total other income, net	$2,304	$1,366	$757

Dollar increase	$938	$609
Percentage increase	69%	80%

The increase in total other income, net from 2017 to 2018 was primarily due to increased interest income resulting from higher cash and investment balances and a higher return on the investment portfolio in 2018, partially offset by interest expense related to the loan and security agreement, or Credit Facility, with Hercules Capital, Inc., or Hercules.

The increase in total other income, net from 2016 to 2017 was primarily due to higher cash and investment balances in 2017 due to the upfront payments totaling $145.0 million from Vifor in connection with the Avacopan Agreement, Avacopan Amendment and CCX140 Agreement.

We expect interest expense to increase in the future as a result of higher debt balance in 2019, additional amounts borrowed under the Credit Facility, if any, or if interest rates continue to rise.

Liquidity and Capital Resources

As of December 31, 2018, we had approximately $177.0 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for each of the three years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash provided by (used in)
Operating activities	$16,436	$4,878	$39,145
Investing activities	$(53,068)	$15,602	$(48,764)
Financing activities	$24,700	$7,516	$8,820

Operating activities. Net cash provided by operating activities was $16.4 million for the year ended December 31, 2018, compared to $4.9 million provided by operating activities for the same period in 2017. This change was primarily due to changes in working capital items, which was partially offset by a higher net loss. For the year ended December 31, 2018, net cash provided by operating activities included the receipt of a $50.0 million milestone payment in connection with the Avacopan Agreement, a $10.0 million upfront commitment under the Avacopan Amendment, a $10.0 million of aggregate payments under the June 2018 Avacopan Letter Agreement and the CCX140 Letter Agreement and an $11.5 million payment for CCX140 development funding by Vifor. For the year ended December 31, 2017, net cash provided by operating activities included the receipt of $60.0 million from collaboration agreements, of which $50.0 million was the upfront payment under the CCX140 Agreement and $10.0 million for the first installment of the upfront commitment under the Avacopan Amendment. In 2016, net cash provided by operating activities included $78.0 million in connection with the Avacopan Agreement.

Investing activities. Net cash provided by or used in investing activities for periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business. The use of cash in investing activities in all periods presented represents the investment of funds received under the Avacopan Agreement and CCX140 Agreement, in each case, as amended, and the related letter agreements.

Financing activities. Net cash provided by financing activities was $24.7 million for the year ended December 31, 2018, compared to $7.5 million for the same period in 2017. For the years ended December 31, 2018 and 2017, net cash provided by financing activities included $15.0 million and $5.0 million received under the Credit Facility, respectively. Net cash provided by financing activities was $8.8 million for the year ended December 31, 2016, which was primarily due to $7.0 million in net proceeds from the issuance of 3,333,333 shares of our common stock in connection with the Avacopan Agreement. Net cash provided by financing activities for the years presented included proceeds from the exercise of stock options and stock purchases from contributions to our 2012 Employee Stock Purchase Plan and cash used for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units.

In December 2017, we entered into a Credit Facility with Hercules, under which we may borrow up to $50.0 million in three tranches, subject to certain terms and conditions. As of December 31, 2018, we had borrowed $20.0 million under the Credit Facility, with $25.0 million subject to Hercules’ approval through June 15, 2019. We intend to use the net proceeds from the Credit Facility for general corporate purposes, which may include the repayment of debt and working capital. We were in compliance with all loan covenants as of December 31, 2018. See “Note 7. Long-term Debt” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our borrowings.

As of December 31, 2018, we had approximately $177.0 million in cash, cash equivalents and investments. Additionally, in the first quarter of 2019, we sold 1,666,367 shares of our common stock pursuant to our “at-the market” equity offering program for net proceeds of $19.4 million. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, March 11, 2019. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our drug candidates and potential drug candidates;

•	the number and characteristics of drug candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory approvals;

•	the cost and timing of hiring new employees to support continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the cost and timing of procuring clinical and commercial supplies of our drug candidates;

•	the cost and timing of establishing sales, marketing and distribution capabilities; and

•	the extent to which we acquire or invest in businesses, products or technologies.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$20,000	$—	$6,363	$13,637	$—
Aggregate interest obligation (2)	7,140	1,766	3,456	1,918	—
Operating lease (3)	1,816	1,316	500	—	—

Total contractual obligations	$28,956	$3,082	$10,319	$15,555	$—

(1)

These amounts represent the future principal payments, excluding the end of the term charge, of the Credit Facility we entered into with Hercules. See “Note 7. Long-term Debt” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

(2)

These amounts represent the estimated interest for our outstanding debt obligations that are payable in cash and the end of term charge, excluding non-cash amortization of debt discount. See “Note 7. Long-term Debt” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

(3)	We lease our facility in Mountain View, California. The lease expires in 2020.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase or decrease in interest rates would have any significant impact on the realized value of our marketable securities.

Advances under the Credit Facility will bear an interest rate equal to the greater of (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal minus 4.75%, and (ii) 8.05%. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Credit Facility. At December 31, 2018, borrowings under the Credit Facility totaled $20.0 million with an interest rate of 8.80%. We are obligated to make interest-only payments through July 1, 2021, at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through December 1, 2022. If the amount outstanding under the Credit Facility remained at this level for an entire year and the interest rate increased by 1%, our annual interest expense would increase by an additional $200,000. See “Note 7. Long-term Debt” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our borrowings.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and the reports of our independent registered public accounting firm are included in this Annual Report on Form 10-K on pages F-1 through F-33 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item  9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2018, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (the 2013 Framework). Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and has issued a report on our internal control over financial reporting as of December 31, 2018, which appears below.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

ChemoCentryx, Inc.

Consolidated Financial Statements

As of December 31, 2018 and 2017

and for each of the three years in the period ended December 31, 2018

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of ChemoCentryx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ChemoCentryx, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 11, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the recognition of revenue in 2018.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 11, 2019

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of ChemoCentryx, Inc.

Opinion on Internal Control over Financial Reporting

We have audited ChemoCentryx, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ChemoCentryx, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 11, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Redwood City, California

March 11, 2019

CHEMOCENTRYX, INC.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$28,088	$40,020
Short-term investments	148,896	87,271
Accounts receivable from related party	2,058	51,090
Prepaid expenses and other current assets	2,342	1,449

Total current assets	181,384	179,830
Property and equipment, net	1,536	1,210
Long-term investments	—	7,929
Other assets	390	359

Total assets	$183,310	$189,328

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$966	$1,400
Accrued liabilities	12,969	8,575
Deferred revenue from related party	50,461	22,962

Total current liabilities	64,396	32,937
Long-term debt, net	19,689	4,676
Noncurrent deferred revenue from related party	84,100	72,197
Other non-current liabilities	387	251

Total liabilities	168,572	110,061
Commitments (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 50,652,238 and 48,837,060 shares issued and outstanding at December 31, 2018 and 2017, respectively	51	49
Additional paid-in capital	389,398	368,553
Note receivable	(16)	(16)
Accumulated other comprehensive loss	(198)	(119)
Accumulated deficit	(374,497)	(289,200)

Total stockholders’ equity	14,738	79,267

Total liabilities and stockholders’ equity	$183,310	$189,328

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Collaboration and license revenue from related party	$42,875	$82,497	$11,435
Grant revenue	—	—	500

Total revenue	42,875	82,497	11,935
Operating expenses:
Research and development	62,736	49,495	37,945
General and administrative	20,409	16,509	14,710

Total operating expenses	83,145	66,004	52,655

Income (loss) from operations	(40,270)	16,493	(40,720)
Other income (expense):
Interest income	3,528	1,370	757
Interest expense	(1,224)	(4)	—

Total other income, net	2,304	1,366	757

Net income (loss)	$(37,966)	$17,859	$(39,963)

Net income (loss) per common share
Basic	$(0.76)	$0.37	$(0.86)

Diluted	$(0.76)	$0.36	$(0.86)

Shares used to compute net income (loss) per common share
Basic	49,814	48,413	46,432

Diluted	49,814	49,615	46,432

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(37,966)	$17,859	$(39,963)
Unrealized loss on available-for-sale securities	(79)	(69)	(10)

Comprehensive income (loss)	$(38,045)	$17,790	$(39,973)

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Note Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2015	44,185,506	$44	$339,615	$(16)	$(40)	$(267,096)	$72,507
Net loss	—	—	—	—	—	(39,963)	(39,963)
Unrealized gain / (loss) on investments	—	—	—	—	(10)	—	(10)
Issuance of common stock pursuant to collaboration and licensing agreement	3,333,333	3	6,997	—	—	—	7,000
Issuance of common stock under equity incentive and employee stock purchase plans	539,081	1	1,819	—	—	—	1,820
Employee stock-based compensation	—	—	8,222	—	—	—	8,222
Compensation expense related to options granted to consultants	—	—	313	—	—	—	313

Balance as of December 31, 2016	48,057,920	48	356,966	(16)	(50)	(307,059)	49,889
Net income	—	—	—	—	—	17,859	17,859
Unrealized gain / (loss) on investments	—	—	—	—	(69)	—	(69)
Issuance of common stock under equity incentive and employee stock purchase plans	838,107	1	3,268	—	—	—	3,269
Repurchased shares upon vesting of restricted stock units for tax withholdings	(58,967)	—	(429)	—	—	—	(429)
Employee stock-based compensation	—	—	8,119	—	—	—	8,119
Compensation expense related to options granted to consultants	—	—	629	—	—	—	629

Balance as of December 31, 2017	48,837,060	49	368,553	(16)	(119)	(289,200)	79,267
Net loss	—	—	—	—	—	(37,966)	(37,966)
Adoption of accounting standards (Note 2)	—	—	—	—	—	(47,331)	(47,331)
Unrealized gain / (loss) on investments	—	—	—	—	(79)	—	(79)
Issuance of common stock under equity incentive and employee stock purchase plans	1,912,703	2	10,690	—	—	—	10,692
Repurchased shares upon vesting of restricted stock units for tax withholdings	(97,525)	—	(678)	—	—	—	(678)
Employee stock-based compensation	—	—	9,971	—	—	—	9,971
Compensation expense related to options granted to consultants	—	—	862	—	—	—	862

Balance as of December 31, 2018	50,652,238	$51	$389,398	$(16)	$(198)	$(374,497)	$14,738

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income (loss)	$(37,966)	$17,859	$(39,963)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	512	418	348
Stock-based compensation	10,833	8,748	8,535
Noncash interest (income) expense, net	(1,071)	143	179
Changes in assets and liabilities:
Accounts receivable due from related party	49,032	(20,885)	(30,205)
Prepaids and other current assets	(668)	(727)	35
Other assets	(31)	(80)	(119)
Accounts payable	(434)	729	(4)
Other liabilities	4,158	80	3,773
Deferred revenue from related party	(7,929)	(1,407)	96,566

Net cash provided by operating activities	16,436	4,878	39,145
Investing activities
Purchases of property and equipment, net	(838)	(723)	(304)
Purchases of investments	(192,480)	(133,845)	(136,234)
Maturities of investments	140,250	150,170	87,774

Net cash provided by (used in) investing activities	(53,068)	15,602	(48,764)
Financing activities
Proceeds from issuance of common stock	—	—	7,000
Proceeds from exercise of stock options and employee stock purchase plan	10,467	3,269	1,820
Employees’ tax withheld and paid for restricted stock units	(678)	(429)	—
Borrowings under credit facility agreement, net of issuance costs	14,911	4,676	—

Net cash provided by financing activities	24,700	7,516	8,820

Net increase (decrease) in cash and cash equivalents	(11,932)	27,996	(799)
Cash and cash equivalents at beginning of period	40,020	12,024	12,823

Cash and cash equivalents at end of period	$28,088	$40,020	$12,024

Supplemental disclosures of cash flow information
Cash paid for interest	$748	$—	$—

See accompanying notes.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements

December 31, 2018

1.	Description of Business

ChemoCentryx, Inc. (the Company) commenced operations in 1997. The Company is a clinical-stage biopharmaceutical company focused on developing new medications targeted at inflammatory disorders, autoimmune diseases and cancer. The Company’s principal operations are in the United States and it operates in one segment.

2.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries, ChemoCentryx Ireland Limited and ChemoCentryx Limited. The operations of ChemoCentryx Ireland Limited and ChemoCentryx Limited have been immaterial to date. All intercompany amounts have been eliminated in consolidation.

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

For the years ended December 31, 2018, 2017 and 2016, 100%, 100% and 96%, respectively, of the Company’s total revenue was derived from the Company’s collaboration with Vifor (International) Ltd., and/or its affiliates, or collectively, Vifor. Accounts receivable are typically unsecured and are concentrated in the pharmaceutical industry and government sector. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies and government funded entities. The Company has not historically experienced any significant losses due to concentration of credit risk.

Accounts receivable consists of the following (in thousands):

	December 31,
	2018	2017
Vifor (1)	$2,058	$51,090

(1)

As of December 31, 2017, accounts receivable excluded the $10.0 million cash commitment received from Vifor in February 2018 in connection with the agreement that harmonized the geographic commercialization rights underlying the agreements for both avacopan and CCX140 drug candidates (the Avacopan Amendment). See “Note 9. Related-Party Transactions” for a detailed discussion.

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

Milestone payments: At the inception of each arrangement that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. There are two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for the Company to use the same approach for all contracts. The Company expects to use the most likely amount method for development and regulatory milestone payments. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

probability of achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

The impact of adoption on the Company’s consolidated statement of operations and balance sheet was as follows (in thousands):

	For the Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC606	Effect of Change
Statement of Operations
Collaboration and license revenue from related party	$42,875	$28,083	$14,792
Loss from operations	(40,270)	(55,062)	14,792
Net loss	(37,966)	(52,758)	14,792

	December 31, 2018
	As Reported	Balances Without Adoption of ASC606	Effect of Change
Balance Sheet
Liabilities:
Deferred revenue from related party	$50,461	$19,939	$30,522
Noncurrent deferred revenuefrom related party	84,100	82,083	2,017
Stockholders’ equity:
Accumulated deficit	(374,497)	(341,958)	(32,539)

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

Comprehensive Income (loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). For the periods presented, other comprehensive loss consists of unrealized losses on the Company’s available-for-sale securities. For the years ended December 31, 2018, 2017 and 2016, there were no sales of investments, and therefore there were no reclassifications.

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

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(37,966)	$17,859	$(39,963)

Denominator:
Weighted average shares outstanding - basic	49,814	48,413	46,432
Dilutive stock options, RSUs and RSAs	—	1,202	—

Weighted average shares outstanding - diluted	49,814	49,615	46,432
Net income (loss) per common share
Basic	$(0.76)	$0.37	$(0.86)

Diluted	$(0.76)	$0.36	$(0.86)

The following potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	Year Ended December 31,
	2018	2017	2016
Options to purchase common stock, including purchases from contributions to ESPP	10,731,164	6,320,038	9,358,389
Restricted stock units	440,354	—	440,344
Restricted stock awards	27,278	—	31,306
Warrants to purchase common stock	150,000	150,000	150,000

	11,348,796	6,470,038	9,980,039

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. On January 1, 2019, the Company adopted this new standard using the modified retrospective approach. The Company anticipates the impact of adoption will be an increase in the right of use asset of approximately $1.3 million, an increase in lease liability of approximately $1.7 million and a decrease of deferred rent of approximately $0.4 million on its balance sheets. The actual, final quantitative effect of the adoption of Topic 842 will be determined in the first quarter of 2019.

On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was enacted into law. ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. Shortly after the enactment of the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company has adjusted its deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 34% to 21% and assessed the realizability of its deferred tax

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

assets based on its current understanding of the provisions of the new law. During 2018, the Company finalized its computation of the impact of the Act. See “Note 13. Income Taxes” for a detailed discussion.

In June 2018, the Financial Accounting Standard Board issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718). The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standard was effective for the Company on January 1, 2019. The Company does not expect the adoption of this accounting guidance to have a material impact on the consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for the Company in its interim financial statements for the quarter ended March 31, 2019. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$22,073	$—	$—	$22,073
U.S. treasury securities	23,013	—	(13)	23,000
Commercial paper	45,683	—	—	45,683
Asset-backed securities	29,127	—	(34)	29,093
Corporate debt securities	55,228	—	(151)	55,077

Total available-for-sale securities	$175,124	$—	$(198)	$174,926

Classified as: Cash equivalents				$26,030
Short-term investments				148,896
Long-term investments				—

Total available-for-sale securities				$174,926

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

3.	Cash Equivalents and Investments (continued)

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$29,848	$—	$—	$29,848
U.S. treasury securities	29,005	—	(52)	28,953
Commercial paper	46,184	—	—	46,184
Corporate debt securities	27,095	—	(67)	27,028

Total available-for-sale securities	$132,132	$0	$(119)	$132,013

Classified as: Cash equivalents				$36,813
Short-term investments				87,271
Long-term investments				7,929

Total available-for-sale securities				$132,013

Cash equivalents in the tables above exclude cash of $2.1 million and $3.2 million as of December 31, 2018 and 2017, respectively. All available-for-sale securities held as of December 31, 2018 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. No significant available-for-sale securities held as of December 31, 2018 have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2018, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Description
Money market fund	$22,073	$—	$—	$22,073
U.S. treasury securities	—	23,000	—	23,000
Commercial paper	—	45,683	—	45,683
Asset-backed securities	—	29,093	—	29,093
Corporate debt securities	—	55,077	—	55,077

Total assets	$22,073	$152,853	$—	$174,926

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Description
Money market fund	$29,848	$—	$—	$29,848
U.S. treasury securities	—	28,953	—	28,953
Commercial paper	—	46,184	—	46,184
Corporate debt securities	—	27,028	—	27,028

Total assets	$29,848	$102,165	$—	$132,013

During the year ended December 31, 2018 there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

Other Fair Value Measurements

The carrying amount and estimated fair value of financial instruments not recorded at fair value at December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$19,689	$19,847	$4,676	$4,812

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

4.	Fair Value Measurements (continued)

(1)	Carrying amounts of long-term debt were net of unamortized debt discounts of $311,000 and $324,000 as of December 31, 2018 and 2017, respectively.

The fair value of the Company’s long-term debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Lab equipment	$6,263	$5,897
Computer equipment and software	1,809	1,688
Furniture and fixtures	554	551
Tenant improvements	1,030	893

	9,656	9,029
Less: accumulated depreciation	(8,120)	(7,819)

	$1,536	$1,210

6.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Research and development related	$8,466	$4,962
Compensation related	2,767	2,345
Consulting and professional services	811	1,012
Other	925	256

	$12,969	$8,575

7.	Long-term Debt

On December 28, 2017 (the Closing Date), the Company entered into a Loan and Security Agreement with Hercules Capital Inc. (Hercules) which the Company amended in December 2018, pursuant to which term loans in an aggregate principal amount of up to $50.0 million (the Credit Facility) are available to the Company in three tranches, subject to certain terms and conditions. As of December 31, 2018, the Company had borrowed $20.0 million under the Credit Facility with up to $25.0 million available for future borrowing, subject to Hercules’ approval through June 15, 2019.

Advances under the Credit Facility will bear an interest rate equal to the greater of either (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal minus 4.75%, and (ii) 8.05%. At December 31, 2018, interest rate on the outstanding borrowings under the Credit Facility was 8.80%. For advances under the first and second tranches, the Company will make interest-only payments through July 1, 2021, and will then

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

7.	Long-term Debt (continued)

repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through December 1, 2022. For advances made under the third tranche, the Company will make interest-only payments for the first 30 months, and will then repay the principal balance and interest on the advances in equal monthly installments after the interest-only period with each advance repaid 48 months after it is drawn.

The Company may prepay advances under the Credit Facility, in whole or in part, at any time, subject to a prepayment charge equal to: (a) 1.5% of the amount so prepaid, if such prepayment occurs during the second year following the Closing Date; and (b) 1.0% of the amount so prepaid, if such prepayment occurs after the second year following the Closing Date. The Credit Facility is secured by substantially all of the Company’s assets, excluding intellectual property.

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

As of December 31, 2018, the Company had outstanding borrowings under the Credit Facility of $19.7 million, net of discounts of $0.3 million. Future minimum principal payments, which exclude the end of term charge, related to the Credit Facility as of December 31, 2018 are as follows (in thousands):

Amounts
Year ending December 31:
2019	$—
2020	—
2021	6,363
2022	13,637

Total minimum payments	20,000
Less: amount representing debt discount	(311)

Present value of remaining debt payments	19,689
Less: current portion	—

Noncurrent portion	$19,689

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

8.	Commitments

Operating Leases

In May 2004, the Company entered into a noncancelable operating lease for its current office and primary research facility located in Mountain View, California. The Company received a discounted lease rate during the first year of the agreement. In August 2012, the Company entered into an amendment to the lease agreement for the same facility to extend the term through April 2019. In April 2017, the Company entered into a second amendment to the lease agreement for the same facility to extend the term of the lease through April 2020. The total rent obligation is being expensed ratably over the term of the agreement, as amended. Rental expenses for the years ended December 31, 2018, 2017 and 2016 were $1.4 million, $1.3 million and $1.2 million, respectively.

Future minimum lease payments under all noncancelable operating leases as of December 31, 2018, are as follows (in thousands):

Amounts
Year ending December 31:
2019	$1,316
2020	500

Total minimum lease payments	$1,816

9.	Related-Party Transactions

Bio-Techne

Bio-Techne Corporation, formerly Techne Corporation, one of the Company’s principal stockholders, held 6,385,056 shares of the Company’s common stock as of December 31, 2018. In connection with the Company’s initial public offering (IPO) in February 2012, Bio-Techne received a warrant with a ten-year term to purchase 150,000 shares of the Company’s common stock at an exercise price per share equal to $20.00 per share, or 200% of the IPO price of its common stock, which was outstanding as of December 31, 2018 and 2017.

For the years ended December 31, 2018, 2017 and 2016, the Company paid Bio-Techne $70,000, $96,000 and $114,000, respectively, for research materials. As of December 31, 2018, there was no accounts payable balance due to Bio-Techne. As of December 31, 2017, the Company had an accounts payable balance due to Bio-Techne for the purchase of research materials of $6,000.

Vifor

In October 2018, Vifor acquired 7,343,492 shares of the Company’s common stock from Glaxo Group Limited, bringing their aggregate holdings of the Company’s common stock to 10,676,825 as of December 31, 2018.

The Company has collaboration agreements with Vifor: the Avacopan Agreements and CCX140 Agreement. See “Note 2. Summary of Significant Accounting Policies – Concentration of Credit Risk” for additional information on accounts receivable balance due from Vifor.

Avacopan Agreements

In May 2016, the Company entered into an exclusive collaboration and license agreement with Vifor pursuant to which the Company granted Vifor exclusive rights to commercialize avacopan in Europe and certain

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

9.	Related-Party Transactions (continued)

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

In February 2017, Vifor and the Company expanded the Vifor territories under the Avacopan Agreement to include all markets outside the United States and China (the Avacopan Amendment). In connection with this February 2017 arrangement, the Company received a $20.0 million upfront payment for the expanded rights. In June 2018, Vifor and the Company further expanded the Vifor territories under the Avacopan Agreement to provide Vifor with exclusive commercialization rights in China (the Avacopan Letter Agreement). The Company retains control of ongoing and future development of avacopan (other than country-specific development in the licensed territories) and all commercialization rights to avacopan in the United States. In consideration for the Avacopan Letter Agreement, the Company received a $5.0 million payment for the expanded rights.

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

The Company identified the following material promises under the Avacopan Agreement, the Avacopan Amendment, and the Avacopan Letter Amendment: (1) the license related to avacopan; (2) the development and regulatory services for the submission of the marketing authorisation application (MAA); and (3) an exclusive option to negotiate a worldwide license agreement for CCX140, which expired in 2016. The Company considered that the license has standalone functionality and is capable of being distinct. However, the Company determined that the license is not distinct from the development and regulatory services within the context of the agreement because Vifor is dependent on the Company to execute the development and regulatory activities in order for Vifor to benefit from the license. As such, the license is combined with the development and regulatory services into a single performance obligation. The exclusive option related to CCX140 is a separate performance obligation and the Company determined that its transaction price is not material. As such, the transaction price under this arrangement is allocated to the license and the development and regulatory services.

As of December 31, 2018, the transaction price of $153.0 million consists of the following:

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

•	$20.0 million upfront payment under the February 2017 Avacopan Amendment;

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

9.	Related-Party Transactions (continued)

•	$50.0 million regulatory milestone payment achieved upon the validation of the Company’s CMA application by the EMA, for avacopan for the treatment of AAV in December 2017; and

•	$5.0 million payment under the Avacopan Letter Agreement.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company determined that the combined performance obligation will be performed over the duration of the contract, which began on the effective date of May 9, 2016 and ends upon completion of development and regulatory services. The Company uses a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Vifor. In applying the cost-based input method of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations.

For the year ended December 31, 2018, the Company recognized $37.1 million of collaboration and license revenue under the Avacopan Agreement, the Avacopan Amendment and the Avacopan Letter Agreement. Prior to the adoption of ASC 606 on January 1, 2018, the Company accounted for its performance obligations under the Avacopan Agreement and Avacopan Amendment as one combined unit of accounting with the upfront fees being recognized over the estimated period of performance. See “Note 10. Collaboration and License Agreements – Avacopan Agreements” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, for further discussion. For the years ended December 31, 2017 and 2016, the Company recognized $72.5 million and $11.4 million of collaboration and license revenue, respectively, under the Avacopan Agreement and Avacopan Amendment under ASC 605.

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

In June 2018, the Company and Vifor entered into a letter agreement to expand Vifor’s rights to include the right to exclusively commercialize CCX140 in China (the CCX140 Letter Agreement). In connection with the CCX140 Letter Agreement, the Company received a non-refundable payment of $5.0 million. The Company and Vifor also entered into an amendment to the CCX140 Agreement (the CCX140 Amendment) to clarify the timing of certain payments with respect to development funding of the CCX140 program by Vifor, and the Company received a non-refundable payment of $11.5 million. The Company retains control of ongoing and future development of CCX140 (other than country-specific development in the licensed territories), and all commercialization rights to CCX140 in the United States.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

9.	Related-Party Transactions (continued)

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

As of December 31, 2018, the transaction price of $113.5 million consists of the following:

•	$50.0 million upfront payment under the CCX140 Agreement;

•	$58.5 million of CCX140 development funding by Vifor; and

•	$5.0 million upfront payment under the CCX140 Letter Agreement.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company determined that the combined performance obligation will be performed over the duration of the contract, which began on the effective date of December 22, 2016 and ends upon completion of development and regulatory services. The Company uses a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Vifor. In applying the cost-based input method of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations. For the year ended December 31, 2018, the Company recognized $5.8 million of collaboration and license revenue under the CCX140 Agreement, the CCX140 Amendment and the CCX140 Letter Agreement.

Prior to the adoption of ASC 606 on January 1, 2018, the Company accounted for its performance obligations under the CCX140 Agreement as one combined unit of accounting with the upfront fee of $50.0 million being recognized over the estimated period of performance. See “Note 10. Collaboration and License Agreements – CCX140 Agreement” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, for further discussion. For the year ended December 31, 2017, the Company recognized $10.0 million of collaboration and license revenue under the CCX140 Agreement under ASC 605.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

9.	Related-Party Transactions (continued)

The following table presents the contract assets and liabilities for all of the Company’s revenue contracts as of the following dates (in thousands):

	December 31, 2018	December 31, 2017
Contract asset:
Accounts receivable	$2,058	$51,090
Contract liability:
Deferred revenue (1)	(134,561)	(95,159)

(1)

Upon adoption of ASC 606 under the modified retrospective transition method, the Company recognized the cumulative effect of initially applying the new revenue standard of $47.3 million as an adjustment to the opening balance of accumulated deficit and an increase in deferred revenue. See “Note 2. Summary of Significant Accounting Policies – Revenue Recognition” for a detailed discussion.

During the year ended December 31, 2018, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances (in thousands):

Year Ended December 31, 2018
Revenue recognized in the period from:
Amount included in contract liability at the beginning of the period	$39,815
Performance obligations satisfied (or partially satisfied) in previous periods	$(3,357)

10.	Government Grant

In April 2016, the Company was awarded an Orphan Products Development grant by the U.S. Food and Drug Administration to support the clinical development of avacopan in the amount of $500,000, which was fully recognized during the year ended December 31, 2016. The term of the grant expired in May 2017.

11.	Stockholders’ Equity

Equity Incentive Plans

In May 2002, the stockholders approved the Amended and Restated 1997 Stock Option/Stock Issuance Plan (the 1997 Plan) and in September 2002, the stockholders approved the 2002 Equity Incentive Plan (the 2002 Plan). In February 2012, the stockholders approved the 2012 Equity Incentive Award Plan (the 2012 Plan). As of December 31, 2018, a total of 13,440,000 shares of the Company’s common stock were reserved for issuance under the 2012 Plan. In addition, the number of shares available for issuance under the 2012 Plan will be annually increased by an amount equal to the lesser of: 2,000,000 shares; 4% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year; or an amount determined by the Company’s Board of Directors. In November 2018, the Board of Directors approved an increase to the number of shares reserved forissuance under the 2012 Plan by 2,000,000 shares effective January 1, 2019. Collectively, the 1997 Plan, the 2002 Plan and the 2012 Plan are known as the Stock Plans.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

11.	Stockholders’ Equity (continued)

Restricted Stock

Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs) are independent of stock option grants and are not transferrable, and are subject to forfeiture if recipients terminate their service to the Company prior to the release of the vesting restrictions. RSUs granted to employees generally vest over a period of three years. RSUs and RSAs granted to its nonemployee directors vest over a one-year period, or over a three-year period in the case of an initial grant pursuant to the Company’s Non-Employee Director Compensation Policy (Directors Plan). In the case of a change in control, RSUs and RSAs granted to nonemployee directors will vest in full. RSUs and RSAs are valued at the closing price of the Company’s common stock on the date of grant. During the years ended December 31, 2017 and 2016, the weighted-average grant date fair value for restricted stock granted was $6.72 and $4.48, respectively. The total fair value of restricted stock vested during the years ended December 31, 2018, 2017 and 2016 was $2.4 million, $1.7 million and $0.2 million, respectively.

The activity for restricted stock is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2017	508,444	$5.79
Granted	228,860	11.32
Vested	(269,672)	5.83
Canceled	—	—

Unvested at December 31, 2018	467,632	$8.47

As of December 31, 2018, there was $2.0 million of unrecognized compensation expense associated with unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.3 years.

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

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

11.	Stockholders’ Equity (continued)

The following table summarizes stock option activity and related information under the Company’s Stock Plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2017	2,028,880	10,203,571	$7.68
Shares authorized	1,940,000	—
Granted (1)	(2,565,372)	2,336,512	9.97
Exercised (2)	97,525	(1,612,400)	6.26
Forfeited and expired	207,483	(207,483)	7.92

Outstanding at December 31, 2018	1,708,516	10,720,200	$8.39	6.34	$33,230,822

Vested and expected to vest, net of estimated forfeiture at December 31, 2018		10,462,992	$8.38	6.27	$32,631,253

Exercisable at December 31, 2018		6,977,786	$8.40	5.05	$23,063,000

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period.
(2)	Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options exercised was $9.8 million, $1.3 million and $0.7 million during 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $15.0 million of unrecognized compensation expense, net of estimated forfeitures, associated with outstanding stock options, which is expected to be recognized over an estimated weighted-average period of 2.5 years.

As of December 31, 2018, stock options outstanding were as follows:

	Options Outstanding
Exercise Price Range	Shares	Weighted-Average Contractual Life
$2.10 - $3.57	1,258,034	7.18
$4.50 - $6.08	1,073,633	4.71
$6.19 - $6.30	1,092,556	5.78
$6.50 - $6.60	77,225	8.31
$6.62	1,099,056	8.11
$6.90 - $7.28	1,083,118	5.17
$7.42 - $8.19	1,272,523	6.41
$8.22 - $10.82	536,534	6.09
$10.86	1,119,200	9.18
$10.91 - $15.90	2,108,321	5.05

	10,720,200	6.34

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

11.	Stockholders’ Equity (continued)

Employee Stock Purchase Plan

In February 2012, the stockholders approved the ESPP. As of December 31, 2018, a total of 1,100,000 shares of the Company’s common stock were reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP may be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2012 fiscal year, by an amount equal to the lesser of: 300,000 shares; 1% of outstanding shares of the Company’s common stock; or an amount determined by the Company’s Board of Directors. The ESPP provides for an aggregate limit of 3,000,000 shares of common stock that may be issued under the ESPP during the term of the ESPP. In November 2018, the Board of Directors approved an increase to the number of shares reserved for issuance under the ESPP by 300,000 shares effective January 1, 2019.

The Company issued 88,784, 93,221 and 157,893 shares under the ESPP in 2018, 2017 and 2016, respectively. As of December 31, 2018, 394,551 shares were available for issuance under the ESPP. As of December 31, 2018, there was $0.1 million of unrecognized compensation expense, net of estimated forfeitures, associated with the ESPP, which is expected to be recognized over an estimated weighted-average period of 0.4 years.

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

Total employee stock-based compensation expense recognized associated with restricted stock, stock options, and the ESPP, was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$3,632	$3,154	$3,245
General and administrative	6,339	4,965	4,977

Total	$9,971	$8,119	$8,222

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

11.	Stockholders’ Equity (continued)

Valuation Assumptions

Fair value of options granted under the Stock Plans and purchases under the Company’s ESPP were estimated at grant or purchase dates using a Black-Scholes option valuation model. The Black-Scholes valuation model requires that assumptions are made with respect to various factors, including the expected volatility of the fair value of the Company’s common stock. The Company has based its expected volatility on the average historical volatilities of public entities having similar characteristics including: industry, stage of life cycle, size, and financial leverage. The weighted-average expected term of options was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. The fair values of the employee stock options granted under the Company’s Stock Plans and the option component of the shares purchased under the ESPP during 2018, 2017 and 2016 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2018	2017	2016	2018	2017	2016
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	67.8%	68.3%	65.6%	73.8%	52.9%	99.7%
Weighted-average expected life (in years)	6.0	6.0	6.0	0.5	0.5	0.5
Risk-free interest rate	2.66%	2.04%	1.58%	2.33%	1.22%	0.47%
Weighted-average grant date fair value	$6.22	$4.30	$2.43	$3.73	$2.16	$2.29

Stock Options Granted to Nonemployees

During 2018, 2017 and 2016, the Company granted to consultants options to purchase 28,534, 239,266 and 15,000 shares of common stock, respectively. The stock-based compensation expense related to nonemployees will fluctuate as the fair value of the Company’s common stock fluctuates. In connection with grants of stock options to nonemployees, the Company recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$862	$629	$313
General and administrative	—	—	—

Total	$862	$629	$313

Valuation Assumptions

Stock-based compensation expense associated with stock options granted to nonemployees is recognized as the stock options vest. The estimated fair values of the stock options granted are calculated at each reporting date using the Black-Scholes option-pricing model, with the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Dividend yield	0%	0%	0%
Volatility	67-68%	69-70%	65-68%
Weighted-average expected life (in years)	5.7-9.9	5.5-10.0	6.1-9.9
Risk-free interest rate	2.7-3.0%	1.9-2.5%	1.3-2.4%

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

11.	Stockholders’ Equity (continued)

Equity Distribution Agreement

In December 2018, the Company entered into an Equity Distribution Agreement (EDA), pursuant to which the Company may offer and sell, from time to time, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $75.0 million.

12.	401(k) Plan

In October 1997, the Company established the ChemoCentryx 401(k) Plan and Trust (the 401(k) Plan). Employees may contribute, up to the percentage limit imposed by the Internal Revenue Code of 1986, as amended, an amount of their salary each calendar year until termination of their employment with the Company. The Company may elect to make matching contributions, as per the Plan; however, no matching contributions were made in the years ended December 31, 2018, 2017 and 2016.

13.	Income Taxes

The Company’s loss before tax is only attributable to U.S. operations. The components of the income tax (benefit) expense are as follows (in thousands):

Year Ended December 31,
	2018	2017	2016
Current (benefit from) provision for income taxes:
Federal	$—	$—	$—
State	—	—	—

Total current (benefit from) provision for income taxes	—	—	—

Deferred (benefit from) provision for income taxes:	—	—	—
Federal	—	—	—
State	—	—	—

Total deferred tax (benefit from) provision for income taxes	—	—	—

(Benefit from) provision for income taxes	$—	$—	$—

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax rate	(21.0%)	34.0%	(34.0%)
State income taxes, net of federal benefit	—	—	(5.8)
Permanent items	1.6	5.5	2.1
Excess tax benefit for stock-based compensation	(2.8)	(2.0)	—
Research and development credits	(3.5)	(7.2)	(2.8)
Change in valuation allowance	24.5	(224.1)	38.1
Change in tax rate	—	193.8	—
Other	1.2	—	2.4

(Benefit from) provisions for income taxes	—%	—%	—%

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

13.	Income Taxes (continued)

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$62,405	$55,569
Research and development credit	11,794	10,470
Amortization of deferred stock compensation - non-qualified	6,569	6,385
Reserves and accruals	1,140	785
Deferred revenue	20,991	10,297
Depreciation and amortization	—	231

Gross deferred tax assets	102,899	83,737
Less: valuation allowance	(102,891)	(83,737)

Total deferred tax assets	8	—
Deferred tax liabilities:
Depreciation and amortization	(8)	—

Total deferred tax liabilities	(8)	—

Net deferred tax assets	$—	$—

On December 22, 2017, the Act was enacted into law. The Act contains several key provisions including the reduction of the corporate income tax rate to 21%, effective January 1, 2018, as well as a variety of other changes including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. Additionally, the Act introduced a territorial-style system for taxing foreign source income of domestic multinational corporations. As a result of the Act and the federal rate reduction the federal deferred tax assets were reduced by $36.0 million with an offset to the Company’s valuation allowance which is reflected in the financial statements for the tax year ended December 31, 2017.

ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. Shortly after the enactment of the Act, the SEC staff issued “SAB 118” which allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. The analysis and accounting for the tax effects of the Act were completed in the fourth quarter ended December 31, 2018, with no additional impact to the Company’s deferred tax assets.

The Company concluded that it was more likely than not that its deferred tax assets would not be realized. Accordingly, the total deferred tax assets were fully offset by a valuation allowance. The Company’s valuation allowance increased by approximately $19.2 million in 2018 and decreased by approximately $40.0 million in 2017.

At December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $225.4 million and $246.8 million, respectively. The federal net operating loss carryforwards will begin to expire in 2031. Due to tax reform, federal net operating loss carryforwards generated post-2017 no longer have an expiration date. The state net operating loss carryforwards begin to expire in 2019.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

13.	Income Taxes (continued)

The Company has federal and state research and development credit carryforwards of $12.7 million and $6.9 million, respectively. The federal research and development credits will begin to expire in 2019 if not utilized. California research and development credits can be carried forward indefinitely.

Utilization of the net operating loss and credit carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and credit carryforwards before their utilization.

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016, is as follows (in thousands):

Unrecognized Income Tax Benefits
Balance as of December 31, 2016	$5,430
Additions for current tax positions	603
Additions for prior tax positions	2,753

Balance as of December 31, 2017	$8,786
Additions for current tax positions	928

Balance as of December 31, 2018	$9,714

As of December 31, 2018 and 2017, the Company had approximately $9.7 million and $8.8 million, respectively, of unrecognized tax benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. In 2018, unrecognized tax benefits increased due to uncertainty associated with the Company’s research and development credits. The Company is not aware of any items that will significantly increase or decrease its unrecognized tax benefits in the next 12 months.

For U.S. federal and California income tax purposes, the statute of limitations remains open for the years beginning 2015 and 2014, respectively, except for the carryforward of net operating losses and research and development credits generated in prior years.

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2018, there has been no interest expense or penalties related to unrecognized tax benefits.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements (continued)

14.	Selected Quarterly Financial Data (unaudited)

Selected quarterly results from operations for the years ended December 31, 2018 and 2017 are as follows (in thousands except per share amounts):

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$9,546	$15,022	$8,975	$9,332
Net loss	$(9,417)	$(6,874)	$(10,890)	$(10,785)
Basic and diluted net loss per share	$(0.19)	$(0.14)	$(0.22)	$(0.21)

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$8,230	$8,937	$9,029	$56,301
Net income (loss)	$(5,996)	$(9,240)	$(6,560)	$39,655
Basic net income (loss) per share	$(0.12)	$(0.19)	$(0.13)	$0.81
Diluted net income (loss) per share	$(0.12)	$(0.19)	$(0.13)	$0.80

The four quarters of net earnings per share may not add to the total year because of differences in the weighted-average numbers of shares outstanding during the quarters and the year.

15.	Subsequent Event

In January 2019, the Company sold 1,666,367 shares of its common stock pursuant to its EDA at a price per share of $12.00, for net proceeds of $19.4 million.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

4.2(3)	Form of Common Stock Warrant.

4.3(3)	Form of Series B Preferred Stock Warrant.

10.1#(1)	Amended and Restated 1997 Stock Option/Stock Issuance Plan and form of agreement thereunder.

10.2#(1)	Amended and Restated 2002 Equity Incentive Plan and forms of agreements thereunder.

10.3#(1)	2012 Equity Incentive Award Plan and form of agreement thereunder.

10.4#(1)	2012 Employee Stock Purchase Plan.

10.5#(1)	2012 Cash Incentive Plan.

10.6#(1)	Form of Indemnification Agreement.

10.7#(4)	Non-Employee Director Compensation Policy.

10.8#(14)	Amended and Restated Non-Employee Director Compensation Policy.

10.9#(5)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Award Plan.

10.10#(6)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2012 Equity Incentive Award Plan.

10.11#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Thomas J. Schall, Ph.D.

10.12#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Markus J. Cappel, Ph.D.

10.13#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Susan M. Kanaya.

10.14#	Employment Agreement, effective as of May 2, 2016, by and between the Registrant and Rajinder Singh.

10.15(3)	Standard Industrial/Commercial Multi-Tenant Lease, dated April 20, 2004, by and between Portola Land Company and the Registrant.

10.16(7)	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated August 16, 2012, by and between Portola Land Company and the Registrant.

10.17(10)	Second Amendment to Lease, dated April 13, 2017, by and between Google Inc. and the Registrant.

10.18†(8)	Product Development and Commercialization Agreement, effective as of August 22, 2006, by and between the Registrant and Glaxo Group Limited.

10.19†(3)	Amendment No. 1 to Product Development and Commercialization Agreement, effective as of September 30, 2007, by and between the Registrant and Glaxo Group Limited.

10.20†(3)	Amendment No. 2 to Product Development and Commercialization Agreement, effective as of October 6, 2008, by and between the Registrant and Glaxo Group Limited.

10.21†(3)	Amendment No. 3 to Product Development and Commercialization Agreement, effective as of August 22, 2009, by and between the Registrant and Glaxo Group Limited.

Exhibit Number	Description

10.22†(3)	Amendment No. 4 to Product Development and Commercialization Agreement, effective as of February 26, 2010, by and between the Registrant and Glaxo Group Limited.

10.23†(3)	Amendment No. 5 to Product Development and Commercialization Agreement, effective as of November 15, 2010, by and between the Registrant and Glaxo Group Limited.

10.24†(9)	Collaboration and License Agreement, dated as of May 9, 2016, by and between the Registrant and Vifor (International) Ltd.

10.25(9)	Stock Purchase Agreement, dated as of May 9, 2016, by and between the Registrant and Vifor (International) Ltd.

10.26(6)	Collaboration and License Agreement, dated as of December 22, 2016, by and between the Registrant and Vifor (International) Ltd.

10.27†(4)	Letter Agreement dated as of February 13, 2017 between the Registrant and Vifor (International) Ltd.

10.28†(10)	Amendment to Collaboration and License Agreement, effective as of May 22, 2017 between the Registrant and Vifor Fresenius Medical Care Renal Pharma Ltd.

10.29(11)	Loan and Security Agreement, dated as of December 28, 2017, by and between the Registrant and Hercules Capital, Inc.

10.30(12)	Letter Agreement dated as of June 6, 2018 between the Registrant and Vifor (International) Ltd. Regarding Grant of Rights to CCX168 in China.

10.31(12)	Letter Agreement dated as of June 6, 2018 between the Registrant and Vifor (International) Ltd. Regarding Grant of Rights to CCX140 in China.

10.32†(12)	Amendment to Collaboration and License Agreement, effective as of June 6, 2018 between the Registrant and Vifor Fresenius Medical Care Renal Pharma Ltd.

10.33(13)	Equity Distribution Agreement, dated as of December 4, 2018, by and between the Registrant and Piper Jaffray & Co.

10.34	Amendment No. 1 to Loan and Security Agreement, dated as of December 13, 2018, by and between the Registrant and Hercules Capital, Inc.

21.1	Subsidiaries of the Registrant.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(2)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on February 6, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(3)	Filed with the Registrant’s Registration Statement on Form S-1 on October 14, 2011 (Registration No. 333-177332), and incorporated herein by reference.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the SEC on May 10, 2017, and incorporated herein by reference.
(5)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the SEC on August 8, 2014, and incorporated herein by reference.
(6)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 14, 2017, and incorporated herein by reference.
(7)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the SEC on November 13, 2012, and incorporated herein by reference.
(8)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on January 6, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the SEC on August 9, 2016, and incorporated herein by reference.
(10)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the SEC on August 8, 2017, and incorporated herein by reference.
(11)	Filed with the Registrant’s Current Report on Form 8-K filed on January 4, 2018, and incorporated herein by reference.
(12)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed with the SEC on August 9, 2018, and incorporated herein by reference.
(13)	Filed with the Registrant’s Current Report on Form 8-K filed on December 4, 2018, and incorporated herein by reference.
(14)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, filed with the SEC on May 9, 2018, and incorporated herein by reference.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: March 11, 2019	By:	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Schall, Ph.D. Thomas J. Schall, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2019

/s/ Susan M. Kanaya Susan M. Kanaya	Executive Vice President, Chief Financial and Administrative Officer and Secretary (Principal Financial Officer)	March 11, 2019

/s/ Pui San Kwan Pui San Kwan	Vice President, Finance (Principal Accounting Officer)	March 11, 2019

/s/ Thomas A. Edwards Thomas A. Edwards	Director	March 11, 2019

/s/ Joseph M. Feczko, M.D. Joseph M. Feczko, M.D.	Director	March 11, 2019

/s/ Roger C. Lucas, Ph.D. Roger C. Lucas, Ph.D.	Director	March 11, 2019

/s/ Henry A. McKinnell, Jr., Ph.D. Henry A. McKinnell, Jr., Ph.D.	Director	March 11, 2019

/s/ Geoffrey M. Parker Geoffrey M. Parker	Director	March 11, 2019

/s/ James L. Tyree James L. Tyree	Director	March 11, 2019