Form 10-Q
period 2019-03-31
ChemoCentryx, Inc.
filed 2019-05-06
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CCXI	The Nasdaq Stock Market LLC

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 30, 2019 was 58,047,961.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$79,333	$28,088
Short-term investments	142,777	148,896
Accounts receivable from related party	167	2,058
Prepaid expenses and other current assets	4,399	2,342

Total current assets	226,676	181,384
Property and equipment, net	1,441	1,536
Long-term investments	11,968	—
Operating lease right-of-use assets	1,062	—
Other assets	210	390

Total assets	$241,357	$183,310

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,293	$966
Accrued and other current liabilities	12,865	12,969
Deferred revenue from related party	51,950	50,461

Total current liabilities	66,108	64,396
Long-term debt, net	19,714	19,689
Noncurrent deferred revenue from related party	74,451	84,100
Other non-current liabilities	445	387

Total liabilities	160,718	168,572
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 57,725,915 and 50,652,238 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	58	51
Additional paid-in capital	467,047	389,398
Note receivable	(16)	(16)
Accumulated other comprehensive loss	(4)	(198)
Accumulated deficit	(386,446)	(374,497)

Total stockholders’ equity	80,639	14,738

Total liabilities and stockholders’ equity	$241,357	$183,310

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Collaboration and license revenue from related party	$8,327	$9,546

Total revenue	8,327	9,546
Operating expenses:
Research and development	15,354	14,742
General and administrative	5,501	4,660

Total operating expenses	20,855	19,402

Loss from operations	(12,528)	(9,856)
Other income (expense):
Interest income	1,121	613
Interest expense	(542)	(174)

Total other income, net	579	439

Net loss	$(11,949)	$(9,417)

Basic and diluted net loss per common share	$(0.23)	$(0.19)

Shares used to compute basic and diluted net loss per common share	52,395	48,853

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(11,949)	$(9,417)
Unrealized gain (loss) on available-for-sale securities	194	(183)

Comprehensive loss	$(11,755)	$(9,600)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid- In Capital	Note Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	48,837,060	$49	$368,553	$(16)	$(119)	$(289,200)	$79,267
Net loss	—	—	—	—	—	(9,417)	(9,417)
Adoption of ASC Topic 606, Revenue from Contracts with Customers	—	—	—	—	—	(47,331)	(47,331)
Unrealized loss on investments	—	—	—	—	(183)	—	(183)
Issuance of common stock under equity incentive plans	313,886	—	1,128	—	—	—	1,128
Repurchased shares upon vesting of restricted stock units for tax withholdings	(79,585)	—	(473)	—	—	—	(473)
Employee stock-based compensation	—	—	2,206	—	—	—	2,206
Compensation expense related to options granted to consultants	—	—	335	—	—	—	335

Balance as of March 31, 2018	49,071,361	$49	$371,749	$(16)	$(302)	$(345,948)	$25,532

	Common Stock		Additional Paid- In Capital	Note Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	50,652,238	$51	$389,398	$(16)	$(198)	$(374,497)	$14,738
Net loss	—	—	—	—	—	(11,949)	(11,949)
Unrealized gain on investments	—	—	—	—	194	—	194
Issuance of common stock through Equity Distribution Agreement, net of issuance costs (Note 9)	6,491,196	6	73,270	—	—	—	73,276
Issuance of common stock under equity incentive plans	690,100	1	2,851	—	—	—	2,852
Repurchased shares upon vesting of restricted stock units for tax withholdings	(107,619)	—	(1,174)	—	—	—	(1,174)
Employee stock-based compensation	—	—	2,662	—	—	—	2,662
Compensation expense related to options granted to consultants	—	—	40	—	—	—	40

Balance as of March 31, 2019	57,725,915	$58	$467,047	$(16)	$(4)	$(386,446)	$80,639

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(11,949)	$(9,417)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,702	2,541
Depreciation of property and equipment	141	111
Amortization of right-of-use assets	239	—
Noncash interest income, net	(436)	(366)
Changes in assets and liabilities:
Accounts receivable due from related party	1,891	49,392
Prepaids and other current assets	(1,778)	(83)
Other assets	180	32
Accounts payable	327	(951)
Other liabilities	(1,443)	(1,372)
Deferred revenue from related party	(8,160)	1,061

Net cash provided by (used in) operating activities	(18,286)	40,948
Investing activities
Purchases of property and equipment, net	(46)	(32)
Purchases of investments	(75,235)	(77,941)
Sales of investments	4,967	—
Maturities of investments	65,170	26,900

Net cash used in investing activities	(5,144)	(51,073)
Financing activities
Proceeds from issuance of common stock	73,276	—
Proceeds from exercise of stock options	2,573	1,128
Employees’ tax withheld and paid for restricted stock units	(1,174)	(473)

Net cash provided by financing activities	74,675	655

Net increase (decrease) in cash and cash equivalents	51,245	(9,470)
Cash and cash equivalents at beginning of period	28,088	40,020

Cash and cash equivalents at end of period	$79,333	$30,550

Supplemental disclosures of cash flow information
Cash paid for interest	$422	$70
Right-of-use assets obtained in exchange for lease obligations (1)	$1,301	$—

(1) Amounts for the three months ended March 31, 2019 include the transition adjustment for the adoption of Topic 842.

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

1.	Description of Business

ChemoCentryx, Inc. (the Company) commenced operations in 1997. The Company is a clinical-stage biopharmaceutical company focused on developing new medications targeted at inflammatory disorders, autoimmune diseases and cancer. The Company’s principal operations are in the United States and it operates in one segment.

Unaudited Interim Financial Information

The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2018 Condensed Consolidated Balance Sheet was derived from audited financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 11, 2019.

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

Accounts receivable consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Vifor (International) Ltd., and/or its affiliates, or collectively, Vifor	$167	$2,058

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

For the three months ended March 31, 2019 and 2018, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock, including purchases from contributions to ESPP	11,073,806	11,824,877
Restricted stock units	374,352	459,682
Restricted stock awards	27,278	85,431
Warrants to purchase common stock	150,000	150,000

	11,625,436	12,519,990

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive loss. For the periods presented, other comprehensive loss consists of unrealized gains and losses on the Company’s available-for-sale securities. For the three months ended March 31, 2019, amounts reclassified from accumulated other comprehensive loss to net loss for unrealized gains (losses) on available-for-sale securities were not significant, and were recorded as part of other income, net in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2018, there were no sales of investments and therefore there were no reclassifications.

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, accrued and other current liabilities and other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses the incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments. The operating lease ROU asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has elected not to apply the recognition requirements for short-term leases. For lease agreements with lease and non-lease components, the Company generally accounts for them separately.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The new standard requires the Company to recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. On January 1, 2019, the Company adopted this new standard using the modified retrospective approach in accordance with Leases – Targeted Improvements (ASU No. 2018-11). The Company elected the package of practical expedients permitted under the transition guidance within ASU No. 2018-11, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2019. Results for the three months ended March 31, 2019 are presented under Topic 842. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC Topic 840, Leases (Topic 840).

The impact of the adoption of Topic 842 on the accompanying Condensed Consolidated Balance Sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments Due to the Adoption of Topic 842	January 1, 2019
Balance Sheet
Assets:
Operating lease right-of-use assets	$—	$1,301	$1,301

Liabilities:
Operating lease liabilities:
Accrued and other current liabilities (1)	12,969	955	13,924
Other non-current liabilities (2)	387	346	733

(1)	Includes deferred rent and current portion of operating lease liabilities
(2)	Includes deferred rent and non-current portion of operating lease liabilities

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The new standard replaces the incurred loss impairment methodology under the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for the Company on January 1, 2020, with early adoption permitted on January 1, 2019. The Company is currently evaluating the impact of the adoption of this standard on its financial statements and does not expect the adoption of this accounting guidance to have a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718). The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted this new standard on January 1, 2019. The adoption of this accounting guidance did not have a material impact on the consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminated, modified, or integrated into other SEC requirements certain disclosure rules. Among the amendments was the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments became effective for the Company in its interim financial statements for the quarter ended March 31, 2019. The adoption of these SEC amendments did not have a material effect on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$71,368	$—	$—	$71,368
U.S. treasury securities	35,798	12	(1)	35,809
Commercial paper	49,638	—	—	49,638
Asset-backed securities	27,147	6	—	27,153
Corporate debt securities	46,046	20	(41)	46,025

Total available-for-sale securities	$229,997	$38	$(42)	$229,993

Classified as:
Cash equivalents				$75,248
Short-term investments				142,777
Long-term investments				11,968

Total available-for-sale securities				$229,993

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$22,073	$—	$—	$22,073
U.S. treasury securities	23,013	—	(13)	23,000
Commercial paper	45,683	—	—	45,683
Asset-backed securities	29,127	—	(34)	29,093
Corporate debt securities	55,228	—	(151)	55,077

Total available-for-sale securities	$175,124	$—	$(198)	$174,926

Classified as:
Cash equivalents				$26,030
Short-term investments				148,896
Long-term investments				—

Total available-for-sale securities				$174,926

Cash equivalents in the tables above exclude cash of $4.1 million and $2.1 million as of March 31, 2019 and December 31, 2018, respectively. All available-for-sale securities held as of March 31, 2019 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The Company applies the specific identification method to determine the cost basis of the securities sold. No significant available-for-sale securities held as of March 31, 2019 have been in a continuous unrealized loss position for more than 12 months. As of March 31, 2019, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

Recurring Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
Description	Level 1	Level 2	Level 3	Total
Money market fund	$71,368	$—	$—	$71,368
U.S. treasury securities	—	35,809	—	35,809
Commercial paper	—	49,638	—	49,638
Asset-backed securities	—	27,153	—	27,153
Corporate debt securities	—	46,025	—	46,025

Total assets	$71,368	$158,625	$—	$229,993

	December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Money market fund	$22,073	$—	$—	$22,073
U.S. treasury securities	—	23,000	—	23,000
Commercial paper	—	45,683	—	45,683
Asset-backed securities	—	29,093	—	29,093
Corporate debt securities	—	55,077	—	55,077

Total assets	$22,073	$152,853	$—	$174,926

During the three months ended March 31, 2019, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

Other Fair Value Measurements

The carrying amount and estimated fair value of financial instruments not recorded at fair value at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$19,714	$19,954	$19,689	$19,847

(1)	Carrying amounts of long-term debt were net of unamortized debt discounts of $286,000 and $311,000 as of March 31, 2019 and December 31, 2018, respectively.

The fair value of the Company’s long-term debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.

5.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Research and development related	$8,220	$8,466
Compensation related	1,460	2,767
Consulting and professional services	779	811
Current portion of operating lease liability	1,357	—
Other	1,049	925

	$12,865	$12,969

6.	Long-term Debt

On December 28, 2017 (the Closing Date), the Company entered into a Loan and Security Agreement with Hercules Capital, Inc. (Hercules) which the Company amended in December 2018, pursuant to which term loans in an aggregate principal amount of up to $50.0 million (the Credit Facility) are available to the Company in three tranches, subject to certain terms and conditions. As of March 31, 2019, the Company had borrowed $20.0 million under the Credit Facility with up to $25.0 million remaining available for future borrowing, subject to Hercules’ approval, through June 15, 2019.

Advances under the Credit Facility bear an interest rate equal to the greater of either (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal minus 4.75%, and (ii) 8.05%. At March 31, 2019, the interest rate on the outstanding borrowings under the Credit Facility was 8.80%. For advances made under the first and second tranches, the Company will make interest-only payments through July 1, 2021, and will then repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through December 1, 2022. For advances made under the third tranche, the Company will make interest-only payments for the first 30 months, and will then repay the principal balance and interest on the advances in equal monthly installments after the interest-only period with each advance repaid 48 months after it is drawn.

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

The Company will pay an end-of-term charge for each tranche which will occur on the earliest of (i) the applicable tranche maturity date; (ii) the date that the Company prepays all of the outstanding principal under each tranche in full, or (iii) the date the loan payments are accelerated due to an event of default. For the first and second tranches, the end of term charge is $0.9 million and $0.3 million, respectively. In the case of the third tranche, the charge is 6.25% of the aggregate amount of the advances applicable to such tranche.

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

As of March 31, 2019, the Company had outstanding borrowings under the Credit Facility of $19.7 million, net of discounts of $0.3 million. Future minimum principal payments, which exclude the end of term charge, related to the Credit Facility as of March 31, 2019 are as follows (in thousands):

Amounts
Year ending December 31:
Remaining of fiscal year 2019	$—
2020	—
2021	6,363
2022	13,637

Total minimum payments	20,000
Less: amount representing debt discount	(286)

Present value of remaining debt payments	19,714
Less: current portion	—

Noncurrent portion	$19,714

7.	Commitments

Operating Leases

As described further in “Note 2. Summary of Significant Accounting Policies”, the Company adopted Topic 842 as of January 1, 2019. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

The balance sheet classification of the Company’s operating lease liabilities was as follows (in thousands):

	March 31,	December 31,
	2019	2018
Accrued and other current liabilities (1)	$1,357	$244
Other non-current liabilities (2)	124	143

Total lease liabilities	$1,481	$387

(1)	Includes current portion of operating lease liabilities as of March 31, 2019 and deferred rent as of December 31, 2018
(2)	Includes non-current portion of operating lease liabilities as of March 31, 2019 and deferred rent as of December 31, 2018

The component of lease costs, which was included in operating expenses in the Company’s Condensed Consolidated Statements of Operations, was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating lease cost	$268	$268

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $236,000 and was included in net cash used in operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Future minimum lease payments under all noncancelable operating leases as of March 31, 2019 are as follows (in thousands):

Operating leases
Year ending December 31:
Remaining of fiscal year 2019	$1,080
2020	501

Total minimum payments	1,581
Less: interest	(100)

Present value of lease liabilities	$1,481

As of March 31, 2019, the weighted-average remaining lease term was 1.1 years and the weighted-average operating discount rate used to determine the operating lease liability was 11.0%.

8.	Related-Party Transactions

Vifor

Vifor held 10,676,825 shares of the Company’s common stock as of March 31, 2019. The Company has collaboration agreements with Vifor: the Avacopan Agreements and the CCX140 Agreements (each as described below). See “Note 2. Summary of Significant Accounting Policies – Concentration of Credit Risk” for additional information on accounts receivable balance due from Vifor.

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

In February 2017, Vifor and the Company expanded the Vifor territories under the Avacopan Agreement to include all markets outside the United States and China (the Avacopan Amendment). In connection with this February 2017 arrangement, the Company received a $20.0 million upfront payment for the expanded rights. In June 2018, Vifor and the Company further expanded the Vifor territories under the Avacopan Agreement to provide Vifor with exclusive commercialization rights in China (the Avacopan Letter Agreement, and together with the Avacopan Agreement and the Avacopan Amendment, the Avacopan Agreements). The Company retains control of ongoing and future development of avacopan (other than country-specific development in the licensed territories) and all commercialization rights to avacopan in the United States. In consideration for the Avacopan Letter Agreement, the Company received a $5.0 million payment for the expanded rights.

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

The Company identified the following material promises under the Avacopan Agreements: (1) the license related to avacopan; (2) the development and regulatory services for the submission of the marketing authorisation application (MAA); and (3) an exclusive option to negotiate a worldwide license agreement for CCX140, which expired in 2016. The Company considered that the license has standalone functionality and is capable of being distinct. However, the Company determined that the license is not distinct from the development and regulatory services within the context of the agreement because Vifor is dependent on the Company to execute the development and regulatory activities in order for Vifor to benefit from the license. As such, the license is combined with the development and regulatory services into a single performance obligation. The exclusive option related to CCX140 is a separate performance obligation and the Company determined that its transaction price is not material. As such, the transaction price under this arrangement is allocated to the license and the development and regulatory services.

As of March 31, 2019, the transaction price of $153.0 million consists of the following:

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

•	$20.0 million upfront payment under the February 2017 Avacopan Amendment;

•	$50.0 million regulatory milestone payment achieved upon the validation of the Company’s CMA application by the EMA, for avacopan for the treatment of AAV in December 2017; and

•	$5.0 million non-refundable upfront payment under the Avacopan Letter Agreement.

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

For the three months ended March 31, 2019 and 2018, the Company recognized $6.6 million and $8.2 million of collaboration and license revenue under the Avacopan Agreements, respectively.

CCX140 Agreements

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

In June 2018, the Company and Vifor entered into a letter agreement to expand Vifor’s rights to include the right to exclusively commercialize CCX140 in China (the CCX140 Letter Agreement). In connection with the CCX140 Letter Agreement, the Company received a non-refundable payment of $5.0 million. The Company and Vifor also entered into an amendment to the CCX140 Agreement (the CCX140 Amendment, and together with the CCX140 Agreement and the CCX140 Letter Agreement, the CCX140 Agreements) to clarify the timing of certain payments with respect to development funding of the CCX140 program by Vifor, and the Company received a non-refundable payment of $11.5 million. The Company retains control of ongoing and future development of CCX140 (other than country-specific development in the licensed territories), and all commercialization rights to CCX140 in the United States.

Upon achievement of certain regulatory and commercial milestones with CCX140, the Company will receive additional payments of up to $625.0 million under the CCX140 Agreement. In addition, the Company will receive tiered royalties, with rates ranging from ten to the mid-twenties, on net sales of CCX140 in the licensed territories.

The Company identified the following material promises under the CCX140 Agreements: (1) the license related to CCX140; and (2) the development and regulatory services for the submission of the MAA. The Company considered that the license has standalone functionality and is capable of being distinct. However, the Company determined that the license is not distinct from the development and regulatory services within the context of the agreement because Vifor is dependent on the Company to execute the development and regulatory activities in order for Vifor to benefit from the license. As such, the license is combined with the development and regulatory services into a single performance obligation.

As of March 31, 2019, the transaction price of $113.5 million consists of the following:

•	$50.0 million upfront payment under the CCX140 Agreement;

•	$58.5 million of CCX140 development funding by Vifor; and

•	$5.0 million non-refundable upfront payment under the CCX140 Letter Agreement.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company determined that the combined performance obligation will be performed over the duration of the contract, which began on the effective date of December 22, 2016 and ends upon completion of development and regulatory services. The Company uses a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Vifor. In applying the cost-based input method of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations. For the three months ended March 31, 2019 and 2018, the Company recognized $1.7 million and $1.3 million of collaboration and license revenue under the CCX140 Agreements, respectively.

The following table presents the contract assets and liabilities for all of the Company’s revenue contracts as of the following dates (in thousands):

	March 31,	December 31,
	2019	2018
Contract asset:
Accounts receivable	$167	$2,058
Contract liability:
Deferred revenue	(126,401)	(134,561)

During the three months ended March 31, 2019, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances (in thousands):

Three Months Ended March 31, 2019
Revenue recognized in the period from:
Amount included in contract liability at the beginning of the period	$8,160
Performance obligations satisfied (or partially satisfied) in previous periods	$(896)

9.	Stockholders’ Equity

Stock Options

During the three months ended March 31, 2019, the Company had the following activities under its equity incentive plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2018	1,708,516	10,720,200	$8.39
Shares authorized	2,000,000	—
Granted (1)	(1,529,886)	1,384,133	11.44
Exercised (2)	107,619	(485,012)	5.88
Forfeited and expired (3)	584,832	(578,165)	6.85

Outstanding at March 31, 2019	2,871,081	11,041,156	$8.96	6.40	$55,107,905

Vested and expected to vest, net of estimated forfeiture at March 31, 2019		10,648,497	$8.91	6.29	$53,745,822

Exercisable at March 31, 2019		7,200,618	$8.56	5.00	$39,078,897

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period.
(2)	Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.
(3)	The difference between shares forfeited and expired in the number of shares available for grant and outstanding options represents the RSUs canceled during the period.

Restricted Stock

During the three months ended March 31, 2019, the activity for restricted stock is summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2018	467,632	$8.47
Granted	145,753	11.23
Vested	(205,088)	7.38
Canceled	(6,667)	10.86

Unvested at March 31, 2019	401,630	$9.99

Stock-based Compensation

Total stock-based compensation expense was $2.7 million and $2.5 million during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, $19.4 million, $2.7 million and $38,000 of total unrecognized compensation expenses associated with outstanding employee stock options, unvested restricted stock, and the ESPP, net of estimated forfeitures, were expected to be recognized over a weighted-average period of 2.74, 1.66 and 0.12 years, respectively.

Equity Distribution Agreement

In December 2018, the Company entered into an Equity Distribution Agreement (EDA), pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $75.0 million. For the three months ended March 31, 2019, the Company sold 6,491,196 shares of its common stock pursuant to its EDA for net proceeds of $73.3 million. These sales fully exhausted the amount available under the EDA. Accordingly, no further sales will be made under the EDA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission, or SEC, on March 11, 2019.

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 11, 2019.

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

Avacopan (CCX168) – Inhibition of Complement-Mediated Pathways in Orphan Diseases

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

Avacopan has been granted orphan drug designation by the U.S. Food and Drug Administration, or FDA, for the treatment of AAV and C3G and by the European Medicines Agency, or EMA, for the treatment of C3G and microscopic polyangiitis and granulomatosis with polyangiitis, both forms of AAV. Additionally, avacopan had been granted PRIority MEdicines, or PRIME, designation from the EMA, to expedite its clinical development, and to potentially accelerate its marketing authorization.

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

Kidney Health Alliance with Vifor

In May 2016, we announced a partnership, which we refer to as the Avacopan Agreement, with Vifor (International) Ltd., and/or its affiliates, or collectively, Vifor, a European-based world leader specializing in kidney disease. While under this agreement we retained all rights to the United States and China, we granted Vifor exclusive commercialization rights to avacopan in Europe and certain other international markets. In December 2016, we entered into an additional agreement with Vifor, which we refer to as the CCX140 Agreement, relating to CCX140, our other late stage drug candidate. Under the CCX140 Agreement, we again retained all rights to the United States and China and we granted Vifor exclusive worldwide commercialization rights outside of the United States and China. In February 2017, we announced a further agreement with Vifor that harmonized the geographic commercialization rights underlying the agreements for both drug candidates, which we refer to as the Avacopan Amendment. In June 2018, we entered into additional agreements with Vifor to further expand Vifor’s exclusive commercialization rights to include China under the Avacopan Agreement (the Avacopan Letter Agreement) and the CCX140 Agreement (the CCX140 Letter Agreement).

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

Early Stage Drug Candidates

While we have focused initially on kidney and dermatological diseases, our target-specific and selective approach designed to stop the spread of inflammatory disease-inducing cells shows promise in other disease areas. Over time we plan to bring forward drug candidates to treat a range of inflammatory and autoimmune disorders, as well as cancer, where our drug candidate CCX872 has shown promise in a Phase Ib trial for advanced pancreatic cancer. We expect that our ability to do so will grow as we increase our scale and to the extent that we start to earn revenues and royalties from the commercialization of our late stage kidney disease franchise.

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

As of March 31, 2019, we had an accumulated deficit of $386.4 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Significant Judgments and Estimates

We adopted Accounting Standards Codification Topic 842, Leases, on January 1, 2019, resulting in changes to our accounting policies for leases. There have been no material changes in significant judgments and estimates for our critical accounting policies during the three months ended March 31, 2019, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 11, 2019.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the periods presented, our revenues were derived from collaboration and license revenue related to the Avacopan Agreement and the CCX140 Agreement, in each case, as amended, and the related letter agreements. Total revenue for the three months ended March 31, 2019, as compared to the same period in the prior year, was as follows (in thousands):

	Three Months Ended March 31
	2019	2018
Collaboration and license revenue from related party	$8,327	$9,546

Total revenue	$8,327	$9,546

Dollar decrease	$(1,219)
Percentage decrease	-13%

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

The decrease in revenue from 2018 to 2019 for the three month period was primarily due to lower actual costs incurred related to the Avacopan Agreement, partially offset by higher actual costs incurred related to the CCX140 Agreement.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, the discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We recognize all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three months ended March 31, 2019, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expenses	$15,354	$14,742
Dollar increase	$612
Percentage increase	4%

The increase in research and development expenses from 2018 to 2019 for the three month period was primarily due to the initiation and patient enrollment of the avacopan Phase IIb clinical trial in patients with HS and the CCX140 Phase II clinical trials in patients with FSGS. These increases were partially offset by a decrease in the avacopan Phase III ADVOCATE pivotal trial expenses as the study was fully enrolled in July 2018.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended March 31,
	2019	2018
Phase I	$138	$290
Phase II	4,641	3,127
Phase III	7,028	7,646
Research and drug discovery	3,547	3,679

Total R&D	$15,354	$14,742

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

General and administrative expenses

Total general and administrative expenses for the three months ended March 31, 2019, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
General and administrative expenses	$5,501	$4,660
Dollar increase	$841
Percentage increase	18%

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

The increase from 2018 to 2019 for the three month period was primarily due to higher employee-related expenses, including those associated with our commercialization planning efforts, and higher professional fees.

We anticipate that our general and administrative expenses will increase substantially in the future primarily because of increased pre-commercial activities and personnel costs to support the potential launch of avacopan for the treatment of AAV in the United States.

Other income, net

Other income, net primarily consists of interest income earned on our marketable securities. Total other income, net for the three month period in 2019, as compared to the same period in the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest income	$1,121	$613
Interest expense	(542)	(174)

Total other income, net	$579	$439

Dollar increase	$140
Percentage increase	32%

The increase in total other income, net from 2018 to 2019 for the three month period was primarily due to increased interest income resulting from higher cash and investment balances and a higher return on the investment portfolio in 2019, partially offset by higher interest expense related to the loan and security agreement, or Credit Facility, with Hercules Capital, Inc., or Hercules. We expect interest expense to increase in the future as a result of higher debt balances in 2019 and additional amounts borrowed under the Credit Facility, if any, or if interest rates continue to rise.

Liquidity and Capital Resources

As of March 31, 2019, we had approximately $234.1 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash provided by (used in)
Operating activities	$(18,286)	$40,948
Investing activities	$(5,144)	$(51,073)
Financing activities	$74,675	$655

Operating activities.    Net cash used in operating activities was $18.3 million for the three months ended March 31, 2019, compared to net cash provided by operating activities of $40.9 million for the same period in 2018. This decrease was primarily due to a higher net loss and changes in working capital items driven by the receipt of $50.0 million milestone payment in connection with the Avacopan Agreement and $10.0 million upfront commitment under the Avacopan Amendment in the 2018 period.

Investing activities.    Net cash used in investing activities for the periods presented primarily relate to the purchases, sales and maturities of investments used to fund the day-to-day needs of our business. Following the March 2019 issuance of common stock through our Equity Distribution Agreement, or EDA, with Piper Jaffray & Co., we invested the majority of our net proceeds received in short and long-term investments. For the same period in 2018, the use of cash in investing activities presented represents the investment of funds received under the Avacopan Agreement, as amended, and the related letter agreements.

Financing activities.    Net cash provided by financing activities was $74.7 million for the three months ended March 31, 2019, compared to $0.7 million for the same period in 2018. Net cash provided by financing activities for the three months ended March 31, 2019 included net proceeds of $73.3 million from the issuance of common stock under the EDA. Net cash provided by financing activities for both periods presented included proceeds from the exercise of stock options and cash used for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units.

In December 2017, we entered into the Credit Facility with Hercules, under which we may borrow up to $50.0 million in three tranches, subject to certain terms and conditions. As of March 31, 2019, we had borrowed $20.0 million under the Credit Facility, with $25.0 million remaining available, subject to Hercules’ approval, through June 15, 2019. We intend to use the net proceeds from the Credit Facility for general corporate purposes, which may include the repayment of debt and working capital. We were in compliance with all loan covenants as of March 31, 2019. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

As of March 31, 2019, we had approximately $234.1 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, May 6, 2019. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 11, 2019.

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

Our market risks at March 31, 2019 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 11, 2019, other than the following:

Advances under the Credit Facility bear an interest rate equal to the greater of (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal minus 4.75%, and (ii) 8.05%. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Credit Facility. At March 31, 2019, borrowings under the Credit Facility totaled $20.0 million with an interest rate of 8.80%. We are obligated to make interest-only payments through July 1, 2021, at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through December 1, 2022. If the amount outstanding under the Credit Facility remained at this level for an entire year and interest rate increased by 1%, our annual interest expense would increase by an additional $200,000. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2019, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of March 31, 2019, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 11, 2019.

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

EXHIBIT INDEX

Exhibit Number	Description

3.2(1)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with the Registrant’s Current Report on Form 8-K filed on March 19, 2019, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: May 6, 2019	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2019	/s/ Susan M. Kanaya
Susan M. Kanaya
Executive Vice President,
Chief Financial and Administrative Officer and Secretary
(Principal Financial Officer)

Date: May 6, 2019	/s/ Pui San Kwan
Pui San Kwan
Vice President, Finance
(Principal Accounting Officer)