Form 10-Q
period 2019-06-30
ChemoCentryx, Inc.
filed 2019-08-05
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2019 was 58,250,202.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$38,745	$28,088
Short-term investments	160,612	148,896
Accounts receivable from related party	—	2,058
Prepaid expenses and other current assets	2,646	2,342

Total current assets	202,003	181,384
Property and equipment, net	1,496	1,536
Long-term investments	23,766	—
Operating lease right-of-use assets	2,273	—
Other assets	273	390

Total assets	$229,811	$183,310

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$974	$966
Accrued and other current liabilities	14,573	12,969
Deferred revenue from related party	41,115	50,461

Total current liabilities	56,662	64,396
Long-term debt, net	19,738	19,689
Noncurrent deferred revenue from related party	80,174	84,100
Other non-current liabilities	1,777	387

Total liabilities	158,351	168,572
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 58,209,745 and 50,652,238 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	58	51
Additional paid-in capital	472,661	389,398
Note receivable	(16)	(16)
Accumulated other comprehensive income (loss)	353	(198)
Accumulated deficit	(401,596)	(374,497)

Total stockholders’ equity	71,460	14,738

Total liabilities and stockholders’ equity	$229,811	$183,310

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Collaboration and license revenue from related party	$7,173	$15,022	$15,500	$24,568

Total revenue	7,173	15,022	15,500	24,568
Operating expenses:
Research and development	17,624	17,759	32,978	32,501
General and administrative	5,570	4,748	11,071	9,408

Total operating expenses	23,194	22,507	44,049	41,909

Loss from operations	(16,021)	(7,485)	(28,549)	(17,341)
Other income (expense):
Interest income	1,418	792	2,539	1,405
Interest expense	(547)	(181)	(1,089)	(355)

Total other income, net	871	611	1,450	1,050

Net loss	$(15,150)	$(6,874)	$(27,099)	$(16,291)

Basic and diluted net loss per common share	$(0.26)	$(0.14)	$(0.49)	$(0.33)

Shares used to compute basic and diluted net loss per common share	58,056	49,542	55,226	49,198

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(15,150)	$(6,874)	$(27,099)	$(16,291)
Unrealized gain (loss) on available-for-sale securities	357	65	551	(118)

Comprehensive loss	$(14,793)	$(6,809)	$(26,548)	$(16,409)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid- In Capital	Note Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2019	57,725,915	$58	$467,047	$(16)	$(4)	$(386,446)	$80,639
Net loss	—	—	—	—	—	(15,150)	(15,150)
Unrealized gain on investments	—	—	—	—	357	—	357
Issuance of common stock under equity incentive and employee stock purchase plans	483,830	—	2,716	—	—	—	2,716
Employee stock-based compensation	—	—	2,841	—	—	—	2,841
Compensation expense related to options granted to consultants	—	—	57	—	—	—	57

Balance as of June 30, 2019	58,209,745	$58	$472,661	$(16)	$353	$(401,596)	$71,460

	Common Stock		Additional Paid- In Capital	Note Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	50,652,238	$51	$389,398	$(16)	$(198)	$(374,497)	$14,738
Net loss	—	—	—	—	—	(27,099)	(27,099)
Unrealized gain on investments	—	—	—	—	551	—	551
Issuance of common stock through Equity Distribution Agreement, net of issuance costs (Note 9)	6,491,196	6	73,270	—	—	—	73,276
Issuance of common stock under equity incentive and employee stock purchase plans	1,173,930	1	5,567	—	—	—	5,568
Repurchased shares upon vesting of restricted stock units for tax withholdings	(107,619)	—	(1,174)	—	—	—	(1,174)
Employee stock-based compensation	—	—	5,503	—	—	—	5,503
Compensation expense related to options granted to consultants	—	—	97	—	—	—	97

Balance as of June 30, 2019	58,209,745	$58	$472,661	$(16)	$353	$(401,596)	$71,460

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid- In Capital	Note Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2018	49,071,361	$49	$371,749	$(16)	$(302)	$(345,948)	$25,532
Net loss	—	—	—	—	—	(6,874)	(6,874)
Unrealized gain on investments	—	—	—	—	65	—	65
Issuance of common stock under equity incentive and employee stock purchase plans	1,238,627	1	7,548	—	—	—	7,549
Employee stock-based compensation	—	—	2,423	—	—	—	2,423
Compensation expense related to options granted to consultants	—	—	203	—	—	—	203

Balance as of June 30, 2018	50,309,988	$50	$381,923	$(16)	$(237)	$(352,822)	$28,898

	Common Stock		Additional Paid- In Capital	Note Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	48,837,060	$49	$368,553	$(16)	$(119)	$(289,200)	$79,267
Net loss	—	—	—	—	—	(16,291)	(16,291)
Adoption of ASC Topic 606, Revenue from Contracts with Customers	—	—	—	—	—	(47,331)	(47,331)
Unrealized loss on investments	—	—	—	—	(118)	—	(118)
Issuance of common stock under equity incentive and employee stock purchase plans	1,552,513	1	8,676	—	—	—	8,677
Repurchased shares upon vesting of restricted stock units for tax withholdings	(79,585)	—	(473)	—	—	—	(473)
Employee stock-based compensation	—	—	4,629	—	—	—	4,629
Compensation expense related to options granted to consultants	—	—	538	—	—	—	538

Balance as of June 30, 2018	50,309,988	$50	$381,923	$(16)	$(237)	$(352,822)	$28,898

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(27,099)	$(16,291)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	5,600	5,167
Depreciation of property and equipment	276	227
Amortization of right-of-use assets	523	—
Noncash interest income, net	(1,061)	(480)
Changes in assets and liabilities:
Accounts receivable due from related party	2,058	50,926
Prepaids and other current assets	(340)	(475)
Other assets	117	53
Accounts payable	8	(378)
Other liabilities	29	2,480
Deferred revenue from related party	(13,272)	8,063

Net cash provided by (used in) operating activities	(33,161)	49,292
Investing activities
Purchases of property and equipment, net	(236)	(631)
Purchases of investments	(154,889)	(99,762)
Sales of investments	4,967	—
Maturities of investments	116,270	62,450

Net cash used in investing activities	(33,888)	(37,943)
Financing activities
Proceeds from issuance of common stock	73,276	—
Proceeds from exercise of stock options and employee stock purchase plan	5,604	7,881
Employees’ tax withheld and paid for restricted stock units	(1,174)	(473)
Borrowings under credit facility agreement, net of issuance costs	—	9,975

Net cash provided by financing activities	77,706	17,383

Net increase in cash and cash equivalents	10,657	28,732
Cash and cash equivalents at beginning of period	28,088	40,020

Cash and cash equivalents at end of period	$38,745	$68,752

Supplemental disclosures of cash flow information
Cash paid for interest	$871	$173
Right-of-use assets obtained in exchange for lease obligations (1)	$2,796	$—

(1) Amounts for the six months ended June 30, 2019 include the transition adjustment of $1,301 for the adoption of Topic 842.

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Accounts receivable consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Vifor (International) Ltd., and/or its affiliates, or collectively, Vifor	$—	$2,058

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

For the six months ended June 30, 2019 and 2018, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Six Months Ended June 30,
	2019	2018
Options to purchase common stock, including purchases from contributions to ESPP	11,000,944	10,827,826
Restricted stock units	402,261	480,454
Restricted stock awards	41,332	37,713
Warrants to purchase common stock	150,000	150,000

	11,594,537	11,495,993

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive loss. For the periods presented, other comprehensive loss consists of unrealized gains and losses on the Company’s available-for-sale securities. For the six months ended June 30, 2019, amounts reclassified from accumulated other comprehensive loss to net loss for unrealized gains (losses) on available-for-sale securities were not significant, and were recorded as part of other income, net in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2019 and three and six months ended June 30, 2018, there were no sales of investments and therefore there were no reclassifications.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The new standard requires the Company to recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. On January 1, 2019, the Company adopted this new standard using the modified retrospective approach in accordance with Leases – Targeted Improvements (ASU No. 2018-11). The Company elected the package of practical expedients permitted under the transition guidance within ASU No. 2018-11, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2019. Results for the three and six months ended June 30, 2019 are presented under Topic 842. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC Topic 840, Leases (Topic 840).

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

(1)	Includes deferred rent and current portion of operating lease liabilities
(2)	Includes deferred rent and non-current portion of operating lease liabilities

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The new standard replaces the incurred loss impairment methodology under the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivable and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for the Company on January 1, 2020, with early adoption permitted on January 1, 2019. The Company is currently evaluating the impact of the adoption of this standard on its financial statements and does not expect the adoption of this accounting guidance to have a material impact on the consolidated financial statements.

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

3.	Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$35,712	$—	$—	$35,712
U.S. treasury securities	39,874	75	—	39,949
Commercial paper	25,815	—	—	25,815
Asset-backed securities	31,327	46	—	31,373
Corporate debt securities	86,957	237	(5)	87,189

Total available-for-sale securities	$219,685	$358	$(5)	$220,038

Classified as:
Cash equivalents				$35,660
Short-term investments				160,612
Long-term investments				23,766

Total available-for-sale securities				$220,038

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$22,073	$—	$—	$22,073
U.S. treasury securities	23,013	—	(13)	23,000
Commercial paper	45,683	—	—	45,683
Asset-backed securities	29,127	—	(34)	29,093
Corporate debt securities	55,228	—	(151)	55,077

Total available-for-sale securities	$175,124	$—	$(198)	$174,926

Classified as:
Cash equivalents				$26,030
Short-term investments				148,896

Total available-for-sale securities				$174,926

Cash equivalents in the tables above exclude cash of $3.1 million and $2.1 million as of June 30, 2019 and December 31, 2018, respectively. All available-for-sale securities held as of June 30, 2019 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The Company applies the specific identification method to determine the cost basis of the securities sold. No significant available-for-sale securities held as of June 30, 2019 have been in a continuous unrealized loss position for more than 12 months. As of June 30, 2019, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

Recurring Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
Description	Level 1	Level 2	Level 3	Total
Money market fund	$35,712	$—	$—	$35,712
U.S. treasury securities	—	39,949	—	39,949
Commercial paper	—	25,815	—	25,815
Asset-backed securities	—	31,373	—	31,373
Corporate debt securities	—	87,189	—	87,189

Total assets	$35,712	$184,326	$—	$220,038

	December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Money market fund	$22,073	$—	$—	$22,073
U.S. treasury securities	—	23,000	—	23,000
Commercial paper	—	45,683	—	45,683
Asset-backed securities	—	29,093	—	29,093
Corporate debt securities	—	55,077	—	55,077

Total assets	$22,073	$152,853	$—	$174,926

During the six months ended June 30, 2019, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

Other Fair Value Measurements

The carrying amount and estimated fair value of financial instruments not recorded at fair value at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$19,738	$20,049	$19,689	$19,847

(1)	Carrying amounts of long-term debt were net of unamortized debt discounts of $262,000 and $311,000 as of June 30, 2019 and December 31, 2018, respectively.

The fair value of the Company’s long-term debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.

5.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Research and development related	$9,470	$8,466
Compensation related	2,086	2,767
Consulting and professional services	1,027	811
Current portion of operating lease liability	1,308	—
Other	682	925

	$14,573	$12,969

6.	Long-term Debt

On December 28, 2017 (the Closing Date), the Company entered into a Loan and Security Agreement with Hercules Capital, Inc. (Hercules) which the Company amended in December 2018, pursuant to which term loans in an aggregate principal amount of up to $50.0 million (the Credit Facility) are available to the Company in three tranches, subject to certain terms and conditions. As of June 30, 2019, the Company had borrowed $20.0 million under the Credit Facility and the remaining available amount had expired.

Advances under the Credit Facility bear an interest rate equal to the greater of either (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal minus 4.75%, and (ii) 8.05%. At June 30, 2019, the interest rate on the outstanding borrowings under the Credit Facility was 8.80%. For advances made under the first and second tranches, the Company will make interest-only payments through July 1, 2021, and will then repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through December 1, 2022.

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

The Company will pay an end-of-term charge for each tranche it draws down, which will occur on the earliest of (i) the applicable tranche maturity date; (ii) the date that the Company prepays all of the outstanding principal under such tranche in full, or (iii) the date the loan payments are accelerated due to an event of default. For the first and second tranches, the end of term charge will be $0.9 million and $0.3 million, respectively.

In addition, the Company paid a commitment charge of 1% of the advances made under the Credit Facility, with a minimum charge of $162,500 paid on the Closing Date. Also, the Company reimbursed Hercules for costs incurred related to the Credit Facility. These charges were recorded as discounts to the carrying value of the loan and are amortized over the term of the loan using the effective interest method.

As of June 30, 2019, the Company had outstanding borrowings under the Credit Facility of $19.7 million, net of discounts of $0.3 million. Future minimum principal payments, which exclude the end of term charge, related to the Credit Facility as of June 30, 2019 are as follows (in thousands):

Amounts
Year ending December 31:
Remaining of fiscal year 2019	$—
2020	—
2021	6,363
2022	13,637

Total minimum payments	20,000
Less: amount representing debt discount	(262)

Present value of remaining debt payments	19,738
Less: current portion	—

Noncurrent portion	$19,738

7.	Commitments

Operating Leases

As described further in “Note 2. Summary of Significant Accounting Policies”, the Company adopted Topic 842 as of January 1, 2019. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

In May 2004, the Company entered into a noncancelable operating lease for its current office and primary research facility located in Mountain View, California. The Company received a discounted lease rate during the first year of the agreement. In August 2012, the Company entered into an amendment to the lease agreement for the same facility to extend the term through April 2019. In April 2017, the Company entered into a second amendment to the lease agreement for the same facility to extend the term of the lease through April 2020. In May 2019, the Company entered into a third amendment to the lease agreement for the same facility to extend the term of the lease through April 2021.

The balance sheet classification of the Company’s operating lease liabilities was as follows (in thousands):

	June 30,	December 31,
	2019	2018
Accrued and other current liabilities (1)	$1,308	$244
Other non-current liabilities (2)	1,378	143

Total lease liabilities	$2,686	$387

(1)	Includes current portion of operating lease liabilities as of June 30, 2019 and deferred rent as of December 31, 2018
(2)	Includes non-current portion of operating lease liabilities as of June 30, 2019 and deferred rent as of December 31, 2018

The component of lease costs, which was included in operating expenses in the Company’s Condensed Consolidated Statements of Operations, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating lease cost	$324	$268	$592	$536

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019 was $565,000 and was included in net cash used in operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Future minimum lease payments under all noncancelable operating leases as of June 30, 2019 are as follows (in thousands):

Operating leases
Year ending December 31:
Remaining of fiscal year 2019	$751
2020	1,659
2021	579

Total minimum payments	2,989
Less: interest	(303)

Present value of lease liabilities	$2,686

As of June 30, 2019, the weighted-average remaining lease term was 1.8 years and the weighted-average operating discount rate used to determine the operating lease liability was 11.0%.

8.	Related-Party Transactions

Vifor

Vifor held 10,676,825 shares of the Company’s common stock as of June 30, 2019. The Company has collaboration agreements with Vifor: the Avacopan Agreements and the CCX140 Agreements (each as described below). See “Note 2. Summary of Significant Accounting Policies – Concentration of Credit Risk” for additional information on accounts receivable balance due from Vifor.

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

As of June 30, 2019, the transaction price of $153.0 million consists of the following:

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

For the three and six months ended June 30, 2019, the Company recognized $5.5 million and $12.1 million of collaboration and license revenue under the Avacopan Agreements, respectively, as compared to $12.9 million and $21.1 million during the same respective periods in 2018.

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

As of June 30, 2019, the transaction price of $113.5 million consists of the following:

•	$50.0 million upfront payment under the CCX140 Agreement;

•	$58.5 million of CCX140 development funding by Vifor; and

•	$5.0 million non-refundable upfront payment under the CCX140 Letter Agreement.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company determined that the combined performance obligation will be performed over the duration of the contract, which began on the effective date of December 22, 2016 and ends upon completion of development and regulatory services. The Company uses a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Vifor. In applying the cost-based input method of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations. For the three and six months ended June 30, 2019, the Company recognized $1.7 million and $3.4 million of collaboration and license revenue under the CCX140 Agreements, respectively, as compared to $2.0 million and $3.3 million during the same respective periods in 2018.

The following table presents the contract assets and liabilities for all of the Company’s revenue contracts as of the following dates (in thousands):

	June 30, 2019	December 31, 2018
Contract asset:
Accounts receivable	$—	$2,058
Contract liability:
Deferred revenue	(121,289)	(134,561)

During the three and six months ended June 30, 2019, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenue recognized in the period from:
Amount included in contract liability at the beginning of the period	$7,169	$15,329
Performance obligations satisfied (or partially satisfied) in previous periods	$(2,860)	$(3,517)

9.	Stockholders’ Equity

Stock Options

During the six months ended June 30, 2019, the Company had the following activities under its equity incentive plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2018	1,708,516	10,720,200	$8.39
Shares authorized	2,000,000	—
Granted (1)	(2,046,863)	1,817,042	11.62
Exercised (2)	107,619	(871,960)	6.00
Forfeited and expired (3)	679,380	(672,713)	7.25

Outstanding at June 30, 2019	2,448,652	10,992,569	$9.18	6.38	$17,073,103

Vested and expected to vest, net of estimated forfeiture at June 30, 2019		10,614,798	$9.12	6.28	$16,913,005

Exercisable at June 30, 2019		7,172,134	$8.68	5.00	$13,895,017

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period.
(2)	Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.
(3)	The difference between shares forfeited and expired in the number of shares available for grant and outstanding options represents the RSUs canceled during the period.

Restricted Stock

During the six months ended June 30, 2019, the activity for restricted stock is summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2018	467,632	$8.47
Granted	229,821	11.54
Vested	(247,193)	8.32
Canceled	(6,667)	10.86

Unvested at June 30, 2019	443,593	$10.10

Stock-based Compensation

Total stock-based compensation expense was $2.9 million and $5.6 million during the three and six months ended June 30, 2019, respectively, and $2.7 million and $5.2 million during the same periods ended June 30, 2018, respectively. As of June 30, 2019, $19.8 million, $3.0 million and $93,000 of total unrecognized compensation expenses associated with outstanding employee stock options, unvested restricted stock, and the ESPP, net of estimated forfeitures, were expected to be recognized over a weighted-average period of 2.69, 1.59 and 0.38 years, respectively.

Equity Distribution Agreement

In December 2018, the Company entered into an Equity Distribution Agreement (EDA), pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $75.0 million. For the six months ended June 30, 2019, the Company sold 6,491,196 shares of its common stock pursuant to its EDA for net proceeds of $73.3 million. These sales fully exhausted the amount available under the EDA. Accordingly, no further sales will be made under the EDA.

10.	Subsequent Event

Lease Agreement

In July 2019, the Company entered into a ten-year operating lease for a 96,463 square foot facility in San Carlos, California to replace its current headquarters located in Mountain View, California, for which the lease expires in April 2021. Upon execution of the lease agreement, the Company provided the landlord an approximately $1.1 million security deposit in the form of a letter of credit. Subject to certain conditions pursuant to the lease, the Company expects monthly rent payments on the new facility to commence in the second quarter of 2021. The Company will pay an initial annual base rent of approximately $6.5 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. The Company has been provided a tenant improvement allowance of $15.4 million plus an additional allowance of up to $4.8 million for the same. If the additional allowance is provided, such amount will be repaid by the Company as additional rent in equal monthly payments at a rate of 7% per annum through the initial term of the lease. The Company has the right to sublease the facility, subject to landlord consent. The Company also has the option to extend the lease for five years.

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

Avacopan (CCX168) - Inhibition of Complement-Mediated Pathways in Orphan Diseases

Avacopan (formerly CCX168) is an orally-administered complement inhibitor targeting the C5a receptor, or C5aR, and is being developed for orphan diseases, including (i) anti-neutrophil cytoplasmic auto-antibody associated vasculitis, or AAV, a devastating autoimmune disease that damages blood vessels and can lead to kidney failure, pulmonary failure and damage to other tissues; (ii) complement 3 glomerulopathy, or C3G, a debilitating disease that can lead to kidney failure; and (iii) moderate to severe hidradenitis suppurativa, or HS, a chronic, inflammatory, debilitating skin disease characterized by recurrent, painful, nodules and abscesses, ultimately leading to the formation of draining fistulas (also known as sinus tracts) as well as scarring.

Avacopan has been granted orphan drug designation by the U.S. Food and Drug Administration, or FDA, for the treatment of AAV and C3G and by the European Medicines Agency, or EMA, for the treatment of C3G and microscopic polyangiitis and granulomatosis with polyangiitis, both forms of AAV. Additionally, avacopan was granted PRIority MEdicines, or PRIME, designation from the EMA, to expedite its clinical development, and to potentially accelerate its marketing authorization.

Following completion of two randomized, placebo controlled Phase II clinical trials in patients with AAV, in which avacopan was well-tolerated and provided effective steroid-free control of the disease, we launched the ADVOCATE Phase III trial in December 2016. The FDA and the EMA concurred with the design of the study. ADVOCATE is a randomized, double-blind two-arm study which enrolled 331 patients at over 200 sites in the United States, Canada, Europe, Australia, New Zealand and Japan. Patient enrollment of the ADVOCATE Phase III trial was completed in September 2018 and we expect to report topline data from this trial in the fourth quarter of 2019. Additionally, we launched a registration-supporting clinical trial to study avacopan for the treatment of patients with C3G, the ACCOLADE trial, for which we aim to complete enrollment in 2019 and initiated a large placebo-controlled Phase IIb clinical trial, the AURORA trial, for the treatment of patients with moderate to severe HS in the fourth quarter of 2018.

CCX140 - Chronic and Orphan Kidney Diseases

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

A global Phase II clinical trial of CCX140 in patients with DN met its primary endpoint by demonstrating that CCX140 given orally once daily added to a SOC renin-angiotensin-aldosterone system inhibitor treatment resulted in a statistically significant reduction in proteinuria, beyond that achieved with SOC alone, with the most pronounced effect shown in the patients with highest levels of proteinuria. Based on the safety and efficacy data related to reduction in proteinuria observed in the Phase II trial in DN, we launched two Phase II clinical trials, the LUMINA trials, of CCX140 for the treatment of primary FSGS, with the LUMINA-2 trial being for patients with nephrotic range proteinuria and the LUMINA-1 trial being for patients with sub-nephrotic proteinuria, for which there are currently no FDA-approved treatments. Patient enrollment completion of LUMINA-1 is expected in mid-August 2019, with topline data anticipated in the first half of 2020.

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

As of June 30, 2019, we had an accumulated deficit of $401.6 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Significant Judgments and Estimates

We adopted Accounting Standards Codification Topic 842, Leases, on January 1, 2019, resulting in changes to our accounting policies for leases. There have been no material changes in significant judgments and estimates for our critical accounting policies during the six months ended June 30, 2019, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 11, 2019.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the periods presented, our revenues were derived from collaboration and license revenue related to the Avacopan Agreement and the CCX140 Agreement, in each case, as amended, and the related letter agreements. Total revenue for the three and six month periods ended June 30, 2019, as compared to the same periods in the prior year, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Collaboration and license revenue from related party	$7,173	$15,022	$15,500	$24,568

Total revenue	$7,173	$15,022	$15,500	$24,568

Dollar decrease	$(7,849)		$(9,068)
Percentage decrease	-52%		-37%

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

The decrease in revenue from 2018 to 2019 for the three and six month periods was primarily due to lower actual costs incurred and higher total budgeted costs associated with avacopan-related activities.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, the discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We recognize all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three and six month periods ended June 30, 2019, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development expenses	$17,624	$17,759	$32,978	$32,501
Dollar increase (decrease)	$(135)		$477
Percentage increase (decrease)	-1%		1%

Research and development expenses remained relatively consistent from 2018 to 2019 for the three and six month periods ended June 30, 2019. Expenses decreased for the avacopan ADVOCATE Phase III pivotal trial as the study was fully enrolled in 2018, while Phase II clinical expenses increased primarily due to patient enrollment of the avacopan AURORA Phase IIb clinical trial in patients with HS and the two CCX140 LUMINA Phase II clinical trials in patients with FSGS.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Phase I	$190	$789	$328	$1,079
Phase II	6,635	4,891	11,276	8,018
Phase III	7,693	8,045	14,721	15,691
Research and drug discovery	3,106	4,034	6,653	7,713

Total R&D	$17,624	$17,759	$32,978	$32,501

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

General and administrative expenses

Total general and administrative expenses for the three and six month periods ended June 30, 2019, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
General and administrative expenses	$5,570	$4,748	$11,071	$9,408
Dollar increase	$822		$1,663
Percentage increase	17%		18%

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

The increases from 2018 to 2019 for the three and six month periods were primarily due to higher employee-related expenses, including those associated with our commercialization planning efforts, and higher professional fees.

We anticipate that our general and administrative expenses will increase substantially in the future primarily due to pre-commercial activities and personnel costs to support the potential launch of avacopan for the treatment of AAV in the United States.

Other income, net

Other income, net primarily consists of interest income earned on our marketable securities. Total other income, net for the three and six month periods ended June 30, 2019, as compared to the same periods in the prior year, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income	$1,418	$792	$2,539	$1,405
Interest expense	(547)	(181)	(1,089)	(355)

Total other income, net	$871	$611	$1,450	$1,050

Dollar increase	$260		$400
Percentage increase	43%		38%

The increases in total other income, net from 2018 to 2019 for the three and six month periods were primarily due to increased interest income resulting from higher cash and investment balances and rate of return on the investment portfolio in 2019, partially offset by increased interest expense due to additional borrowings under the loan and security agreement, or Credit Facility, with Hercules Capital, Inc., or Hercules. We expect interest expense to increase in future periods if interest rates continue to rise.

Liquidity and Capital Resources

As of June 30, 2019, we had approximately $223.1 million in cash, cash equivalents and investments. The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Cash provided by (used in)
Operating activities	$(33,161)	$49,292
Investing activities	$(33,888)	$(37,943)
Financing activities	$77,706	$17,383

Operating activities.    Net cash used in operating activities was $33.2 million for the six months ended June 30, 2019, compared to net cash provided by operating activities of $49.3 million for the same period in 2018. This decrease was primarily due to a higher net loss and changes in working capital items driven by the receipt of a $50.0 million milestone payment in connection with the Avacopan Agreement, a $10.0 million upfront commitment under the Avacopan Amendment, a $10.0 million of aggregate payments under the June 2018 Avacopan Letter Agreement and the CCX140 Letter Agreement and a $11.5 million payment for CCX140 development funding by Vifor in the 2018 period.

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

Financing activities.    Net cash provided by financing activities was $77.7 million for the six months ended June 30, 2019, compared to $17.4 million for the same period in 2018. Net cash provided by financing activities for the six months ended June 30, 2019 included net proceeds of $73.3 million from the issuance of common stock under the EDA. Net cash provided by financing activities for both periods presented included proceeds from the exercise of stock options and stock purchases from contributions to our 2012 Employee Stock Purchase Plan, and cash used for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units.

In December 2017, we entered into the Credit Facility with Hercules, which provided for borrowings of up to $50.0 million in three tranches, subject to certain terms and conditions. Through June 30, 2019, we borrowed $20.0 million under the Credit Facility and the remaining $30.0 million of available borrowings expired as of June 30, 2019. We intend to use the net proceeds from the Credit Facility for general corporate purposes, which may include the repayment of debt and working capital. We were in compliance with all loan covenants as of June 30, 2019. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

As of June 30, 2019, we had approximately $223.1 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, August 5, 2019. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 11, 2019, other than as set forth below.

In May 2019, we entered into a third amendment to the existing lease agreement for our current headquarters in Mountain View. See “Note 7. Commitments” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for details of the amendment. In July 2019, we entered into a new lease agreement (the Lease) in San Carlos, California to replace our current headquarters located in Mountain View, California. See “Note 10. Subsequent Event” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional details of the Lease.

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

Our market risks at June 30, 2019 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 11, 2019, other than the following:

Advances under the Credit Facility bear an interest rate equal to the greater of (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal minus 4.75%, and (ii) 8.05%. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Credit Facility. At June 30, 2019, borrowings under the Credit Facility totaled $20.0 million with an interest rate of 8.80%. We are obligated to make interest-only payments through July 1, 2021, at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through December 1, 2022. If the amount outstanding under the Credit Facility remained at this level for an entire year and interest rate increased by 1%, our annual interest expense would increase by an additional $200,000. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2019, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of June 30, 2019, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

Exhibit Number	Description

10.1	Third Amendment to Lease, dated May 1, 2019, by and between Google Inc. and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: August 5, 2019	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2019	/s/ Susan M. Kanaya
Susan M. Kanaya Executive Vice President, Chief Financial and Administrative Officer and Secretary (Principal Financial Officer)

Date: August 5, 2019	/s/ Pui San Kwan
Pui San Kwan Vice President, Finance (Principal Accounting Officer)