Form 10-Q
period 2019-09-30
ChemoCentryx, Inc.
filed 2019-11-04
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 31, 2019 was 58,268,567.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$35,922	$28,088
Short-term investments	135,011	148,896
Accounts receivable from related party	—	2,058
Prepaid expenses and other current assets	1,586	2,342
Total current assets	172,519	181,384
Property and equipment, net	1,588	1,536
Long-term investments	34,867	—
Operating lease right-of-use assets	1,993	—
Other assets	1,354	390
Total assets	$212,321	$183,310
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$937	$966
Accrued and other current liabilities	17,597	12,969
Deferred revenue from related party	36,819	50,461
Total current liabilities	55,353	64,396
Long-term debt, net	19,762	19,689
Non-current deferred revenue from related party	73,889	84,100
Other non-current liabilities	1,455	387
Total liabilities	150,459	168,572
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 58,253,140 and 50,652,238 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	58	51
Additional paid-in capital	475,869	389,398
Note receivable	(16)	(16)
Accumulated other comprehensive income (loss)	409	(198)
Accumulated deficit	(414,458)	(374,497)
Total stockholders’ equity	61,862	14,738
Total liabilities and stockholders’ equity	$212,321	$183,310

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Collaboration and license revenue from related party	$10,581	$8,975	$26,081	$33,543
Total revenue	10,581	8,975	26,081	33,543
Operating expenses:
Research and development	18,096	15,135	51,074	47,636
General and administrative	6,116	5,373	17,187	14,781
Total operating expenses	24,212	20,508	68,261	62,417
Loss from operations	(13,631)	(11,533)	(42,180)	(28,874)
Other income (expense):
Interest income	1,311	1,066	3,850	2,471
Interest expense	(542)	(423)	(1,631)	(778)
Total other income, net	769	643	2,219	1,693
Net loss	$(12,862)	$(10,890)	$(39,961)	$(27,181)
Basic and diluted net loss per common share	$(0.22)	$(0.22)	$(0.71)	$(0.55)
Shares used to compute basic and diluted net loss per common share	58,205	50,341	56,219	49,579

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(12,862)	$(10,890)	$(39,961)	$(27,181)
Unrealized gain (loss) on available-for-sale securities	56	48	607	(70)
Comprehensive loss	$(12,806)	$(10,842)	$(39,354)	$(27,251)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance as of June 30, 2019	58,209,745	$58	$472,661	$(16)	$353	$(401,596)	$71,460
Net loss	—	—	—	—	—	(12,862)	(12,862)
Unrealized gain on investments	—	—	—	—	56	—	56
Issuance of common stock under equity incentive and employee stock purchase plans	43,395	—	269	—	—	—	269
Employee stock-based compensation	—	—	2,856	—	—	—	2,856
Compensation expense related to options granted to consultants	—	—	83	—	—	—	83
Balance as of September 30, 2019	58,253,140	$58	$475,869	$(16)	$409	$(414,458)	$61,862

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance as of December 31, 2018	50,652,238	$51	$389,398	$(16)	$(198)	$(374,497)	$14,738
Net loss	—	—	—	—	—	(39,961)	(39,961)
Unrealized gain on investments	—	—	—	—	607	—	607
Issuance of common stock through Equity Distribution Agreement, net of issuance costs (Note 9)	6,491,196	6	73,270	—	—	—	73,276
Issuance of common stock under equity incentive and employee stock purchase plans	1,217,325	1	5,836	—	—	—	5,837
Repurchased shares upon vesting of restricted stock units for tax withholdings	(107,619)	—	(1,174)	—	—	—	(1,174)
Employee stock-based compensation	—	—	8,359	—	—	—	8,359
Compensation expense related to options granted to consultants	—	—	180	—	—	—	180
Balance as of September 30, 2019	58,253,140	$58	$475,869	$(16)	$409	$(414,458)	$61,862

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Loss	Deficit	Equity
Balance as of June 30, 2018	50,309,988	$50	$381,923	$(16)	$(237)	$(352,822)	$28,898
Net loss	—	—	—	—	—	(10,890)	(10,890)
Unrealized gain on investments	—	—	—	—	48	—	48
Issuance of common stock under equity incentive and employee stock purchase plans	118,519	—	614	—	—	—	614
Employee stock-based compensation	—	—	2,617	—	—	—	2,617
Compensation expense related to options granted to consultants	—	—	185	—	—	—	185
Balance as of September 30, 2018	50,428,507	$50	$385,339	$(16)	$(189)	$(363,712)	$21,472

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Loss	Deficit	Equity
Balance as of December 31, 2017	48,837,060	$49	$368,553	$(16)	$(119)	$(289,200)	$79,267
Net loss	—	—	—	—	—	(27,181)	(27,181)
Adoption of ASC Topic 606, Revenue from Contracts with Customers	—	—	—	—	—	(47,331)	(47,331)
Unrealized loss on investments	—	—	—	—	(70)	—	(70)
Issuance of common stock under equity incentive and employee stock purchase plans	1,671,032	1	9,290	—	—	—	9,291
Repurchased shares upon vesting of restricted stock units for tax withholdings	(79,585)	—	(473)	—	—	—	(473)
Employee stock-based compensation	—	—	7,246	—	—	—	7,246
Compensation expense related to options granted to consultants	—	—	723	—	—	—	723
Balance as of September 30, 2018	50,428,507	$50	$385,339	$(16)	$(189)	$(363,712)	$21,472

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(39,961)	$(27,181)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	8,539	7,969
Depreciation of property and equipment	413	371
Amortization of right-of-use assets	803	—
Non-cash interest income, net	(1,394)	(714)
Changes in assets and liabilities:
Accounts receivable due from related party	2,058	50,754
Prepaids and other current assets	756	(1,164)
Other assets	116	137
Accounts payable	(29)	(824)
Other liabilities	2,659	3,053
Deferred revenue from related party	(23,853)	(656)
Net cash provided by (used in) operating activities	(49,893)	31,745
Investing activities
Purchases of property and equipment, net	(465)	(755)
Purchases of investments	(189,404)	(173,739)
Sales of investments	4,967	—
Maturities of investments	165,770	108,050
Net cash used in investing activities	(19,132)	(66,444)
Financing activities
Proceeds from issuance of common stock	73,276	—
Proceeds from exercise of stock options and employee stock purchase plan	5,837	9,291
Employees' tax withheld and paid for restricted stock units	(1,174)	(473)
Borrowings under credit facility agreement, net of issuance costs	—	9,975
Net cash provided by financing activities	77,939	18,793
Net increase (decrease) in cash, cash equivalents and restricted cash	8,914	(15,906)
Cash, cash equivalents and restricted cash at beginning of period	28,088	40,020
Cash, cash equivalents and restricted cash at end of period	$37,002	$24,114
Supplemental disclosures of cash flow information
Cash paid for interest	$1,317	$426
Right-of-use assets obtained in exchange for lease obligations (1)	$2,796	$—

(1)	Amounts for the nine months ended September 30, 2019 include the transition adjustment of $1,301 for the adoption of Topic 842.

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Accounts receivable consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Vifor (International) Ltd., and/or its affiliates, or collectively, Vifor	$—	$2,058

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

For the nine months ended September 30, 2019 and 2018, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Nine Months Ended September 30,
	2019	2018
Options to purchase common stock, including purchases from contributions to ESPP	11,059,464	10,816,005
Restricted stock units	402,261	473,687
Restricted stock awards	41,332	37,713
Warrants to purchase common stock	150,000	150,000
	11,653,057	11,477,405

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). For the periods presented, other comprehensive income (loss) consists of unrealized gains and losses on the Company’s available-for-sale securities. For the nine months ended September 30, 2019, amounts reclassified from accumulated other comprehensive income (loss) to net loss for unrealized gains (losses) on available-for-sale securities were not significant, and were recorded as part of other income, net in the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2019 and three and nine months ended September 30, 2018, there were no sales of investments and therefore there were no reclassifications.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The new standard requires the Company to recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements.  On January 1, 2019, the Company adopted this new standard using the modified retrospective approach in accordance with Leases – Targeted Improvements (ASU No. 2018-11). The Company elected the package of practical expedients permitted under the transition guidance within ASU No. 2018-11, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2019. Results for the three and nine months ended September 30, 2019 are presented under Topic 842. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC Topic 840, Leases (Topic 840).

The impact of the adoption of Topic 842 on the accompanying Condensed Consolidated Balance Sheet as of January 1, 2019 was as follows (in thousands):

		Adjustments
	December 31, 2018	Due to the Adoption of Topic 842	January 1, 2019
Balance Sheet
Assets:
Operating lease right-of-use assets	$—	$1,301	$1,301

Liabilities:
Operating lease liabilities:
Accrued and other current liabilities (1)	12,969	955	13,924
Other non-current liabilities (2)	387	346	733

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$35,922	$28,088
Restricted cash included in Other assets	1,080	—
Total cash, cash equivalents and restricted cash	$37,002	$28,088

Restricted cash as of September 30, 2019 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the lease of the Company’s facility in San Carlos, California. See “Note 7. Commitments” for additional information of this lease.

Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$32,547	$—	$—	$32,547
U.S. treasury securities	29,969	56	—	30,025
Commercial paper	18,408	—	—	18,408
Asset-backed securities	28,439	52	—	28,491
Corporate debt securities	92,615	301	—	92,916
Total available-for-sale securities	$201,978	$409	$—	$202,387

Classified as:
Cash equivalents				$32,509
Short-term investments				135,011
Long-term investments				34,867
Total available-for-sale securities				$202,387

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$22,073	$—	$—	$22,073
U.S. treasury securities	23,013	—	(13)	23,000
Commercial paper	45,683	—	—	45,683
Asset-backed securities	29,127	—	(34)	29,093
Corporate debt securities	55,228	—	(151)	55,077
Total available-for-sale securities	$175,124	$—	$(198)	$174,926

Classified as:
Cash equivalents				$26,030
Short-term investments				148,896
Total available-for-sale securities				$174,926

Cash equivalents in the tables above exclude cash of $3.4 million and $2.1 million as of September 30, 2019 and December 31, 2018, respectively. All available-for-sale securities held as of September 30, 2019 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The Company applies the specific identification method to determine the cost basis of the securities sold. No significant available-for-sale securities held as of September 30, 2019 have been in a continuous unrealized loss position for more than 12 months. As of September 30, 2019, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

Recurring Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
Description	Level 1	Level 2	Level 3	Total
Money market fund	$32,547	$—	$—	$32,547
U.S. treasury securities	—	30,025	—	30,025
Commercial paper	—	18,408	—	18,408
Asset-backed securities	—	28,491	—	28,491
Corporate debt securities	—	92,916	—	92,916
Total assets	$32,547	$169,840	$—	$202,387

	December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Money market fund	$22,073	$—	$—	$22,073
U.S. treasury securities	—	23,000	—	23,000
Commercial paper	—	45,683	—	45,683
Asset-backed securities	—	29,093	—	29,093
Corporate debt securities	—	55,077	—	55,077
Total assets	$22,073	$152,853	$—	$174,926

During the nine months ended September 30, 2019, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

Other Fair Value Measurements

The carrying amount and estimated fair value of financial instruments not recorded at fair value at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30,		December 31,
	2019		2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$19,762	$20,149	$19,689	$19,847

(1)	Carrying amounts of long-term debt were net of unamortized debt discounts of $238,000 and $311,000 as of September 30, 2019 and December 31, 2018, respectively.

The fair value of the Company's long-term debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.

5.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Research and development related	$11,423	$8,466
Compensation related	2,706	2,767
Consulting and professional services	1,031	811
Current portion of operating lease liability	1,404	—
Other	1,033	925
	$17,597	$12,969

6.	Long-term Debt

On December 28, 2017 (the Closing Date), the Company entered into a Loan and Security Agreement with Hercules Capital, Inc. (Hercules) which the Company amended in December 2018, pursuant to which term loans in an aggregate principal amount of up to $50.0 million (the Credit Facility) were available to the Company in three tranches, subject to certain terms and conditions. As of September 30, 2019, the Company had borrowed $20.0 million under the Credit Facility and the remaining available amount had expired.

Advances under the Credit Facility bear an interest rate equal to the greater of either (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal minus 4.75%, and (ii) 8.05%. At September 30, 2019, the interest rate on the outstanding borrowings under the Credit Facility was 8.30%. For advances made under the first and second tranches, the Company will make interest-only payments through July 1, 2021, and will then repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through December 1, 2022.

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

As of September 30, 2019, the Company had outstanding borrowings under the Credit Facility of $19.8 million, net of discounts of $0.2 million. Future minimum principal payments, which exclude the end of term charge, related to the Credit Facility as of September 30, 2019 are as follows (in thousands):

Amounts
Year ending December 31:
Remaining of fiscal year 2019	$—
2020	—
2021	6,381
2022	13,619
Total minimum payments	20,000
Less: amount representing debt discount	(238)
Present value of remaining debt payments	19,762
Less: current portion	—
Non-current portion	$19,762

7.	Commitments

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

The balance sheet classification of the Company’s operating lease liabilities was as follows (in thousands):

	September 30,	December 31,
	2019	2018
Accrued and other current liabilities (1)	$1,404	$244
Other non-current liabilities (2)	978	143
Total lease liabilities	$2,382	$387

(1)	Includes current portion of operating lease liabilities as of September 30, 2019 and deferred rent as of December 31, 2018
(2)	Includes non-current portion of operating lease liabilities as of September 30, 2019 and deferred rent as of December 31, 2018

The component of lease costs, which was included in operating expenses in the Company’s Condensed Consolidated Statements of Operations, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease cost	$351	$268	$943	$804

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2019 was $940,000 and was included in net cash used in operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Future minimum lease payments under all noncancelable operating leases as of September 30, 2019 are as follows (in thousands):

Operating leases
Year ending December 31:
Remaining of fiscal year 2019	$376
2020	1,659
2021	579
Total minimum payments	2,614
Less: interest	(232)
Present value of lease liabilities	$2,382

As of September 30, 2019, the weighted-average remaining lease term was 1.6 years and the weighted-average operating discount rate used to determine the operating lease liability was 11.0%.

In July 2019, the Company entered into a ten-year operating lease for a 96,463 square foot facility in San Carlos, California to replace its current headquarters located in Mountain View, California, for which the lease expires in April 2021. Upon execution of the lease agreement, the Company provided the landlord an approximately $1.1 million security deposit in the form of a letter of credit. Subject to certain conditions pursuant to the lease, the Company anticipates the lease commencement date to occur in the third quarter of 2020 and monthly rent payments to begin in the second quarter of 2021. Following a six month period of discounted rent, the Company will pay an initial annual base rent at a rate of approximately $6.5 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. The Company has been provided a tenant improvement allowance of $15.4 million plus an additional allowance of up to $4.8 million for the same. If the additional allowance is provided, such amount will be repaid by the Company as additional rent in equal monthly payments at a rate of 7% per annum through the initial term of the lease. The Company has the right to sublease the facility, subject to landlord consent. The Company also has the option to extend the lease for five years.

8.	Related-Party Transactions

Vifor

Vifor held 10,676,825 shares of the Company’s common stock as of September 30, 2019. The Company has collaboration agreements with Vifor: the Avacopan Agreements and the CCX140 Agreements (each as described below). See “Note 2. Summary of Significant Accounting Policies – Concentration of Credit Risk” for additional information on accounts receivable balance due from Vifor.

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

As of September 30, 2019, the transaction price of $153.0 million consists of the following:

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

For the three and nine months ended September 30, 2019, the Company recognized $8.8 million and $20.9 million of collaboration and license revenue under the Avacopan Agreements, respectively, as compared to $7.6 million and $28.8 million during the same respective periods in 2018.

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

As of September 30, 2019, the transaction price of $113.6 million consists of the following:

•	$50.0 million upfront payment under the CCX140 Agreement;
•	$58.6 million of CCX140 development funding by Vifor; and
•	$5.0 million non-refundable upfront payment under the CCX140 Letter Agreement.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company determined that the combined performance obligation will be performed over the duration of the contract, which began on the effective date of December 22, 2016 and ends upon completion of development and regulatory services. The Company uses a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Vifor. In applying the cost-based input method of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations. For the three and nine months ended September 30, 2019, the Company recognized $1.8 million and $5.2 million of collaboration and license revenue under the CCX140 Agreements, respectively, as compared to $1.5 million and $4.8 million during the same respective periods in 2018.

The following table presents the contract assets and liabilities for all of the Company’s revenue contracts as of the following dates (in thousands):

	September 30,	December 31,
	2019	2018
Contract asset:
Accounts receivable	$—	$2,058
Contract liability:
Deferred revenue	(110,708)	(134,561)

During the three and nine months ended September 30, 2019, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenue recognized in the period from:
Amount included in contract liability at the beginning of the period	$10,581	$25,910
Performance obligations satisfied (or partially satisfied) in previous periods	$1,632	$(2,155)

9.	Stockholders’ Equity

Stock Options

During the nine months ended September 30, 2019, the Company had the following activities under its equity incentive plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2018	1,708,516	10,720,200	$8.39
Shares authorized	2,000,000	—
Granted (1)	(2,220,663)	1,990,842	11.20
Exercised (2)	107,619	(915,355)	6.01
Forfeited and expired (3)	767,863	(761,196)	7.60
Outstanding at September 30, 2019	2,363,335	11,034,491	$9.15	6.21	$4,735,997
Vested and expected to vest, net of estimated forfeiture at September 30, 2019		10,686,306	$9.10	6.12	$4,713,658
Exercisable at September 30, 2019		7,396,982	$8.65	4.91	$4,087,458

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period.
(2)	Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.
(3)	The difference between shares forfeited and expired in the number of shares available for grant and outstanding options represents the RSUs canceled during the period.

Restricted Stock

During the nine months ended September 30, 2019, the activity for restricted stock is summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2018	467,632	$8.47
Granted	229,821	11.54
Vested	(247,193)	8.32
Canceled	(6,667)	10.86
Unvested at September 30, 2019	443,593	$10.10

Stock-based Compensation

Total stock-based compensation expense was $2.9 million and $8.5 million during the three and nine months ended September 30, 2019, respectively, and $2.8 million and $8.0 million during the same periods ended September 30, 2018, respectively. As of September 30, 2019, $18.4 million, $2.5 million and $31,000 of total unrecognized compensation expenses associated with outstanding employee stock options, unvested restricted stock, and the ESPP, net of estimated forfeitures, were expected to be recognized over a weighted-average period of 2.57, 1.33 and 0.12 years, respectively.

Equity Distribution Agreement

In December 2018, the Company entered into an Equity Distribution Agreement (EDA), pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $75.0 million. For the nine months ended September 30, 2019, the Company sold 6,491,196 shares of its common stock pursuant to its EDA for net proceeds of $73.3 million. These sales fully exhausted the amount available under the EDA. Accordingly, no further sales will be made under the EDA.

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

ChemoCentryx® and the ChemoCentryx logo are our trademarks in the United States, the European Community, Australia and Japan. EnabaLink® and RAM® are our trademarks in the United States. Each of the other trademarks, trade names or service marks appearing in this Quarterly Report on Form 10-Q belongs to its respective holder.

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

Following completion of two randomized, placebo controlled Phase II clinical trials in patients with AAV, in which avacopan was well-tolerated and provided effective steroid-free control of the disease, we launched the ADVOCATE Phase III trial in December 2016. The FDA and the EMA concurred with the design of the study. ADVOCATE is a randomized, double-blind two-arm study which enrolled 331 patients at over 200 sites in the United States, Canada, Europe, Australia, New Zealand and Japan. Patient enrollment of the ADVOCATE Phase III trial was completed in September 2018 and we expect to report topline data from this trial in the mid-to-late fourth quarter of 2019. Additionally, we launched a registration-supporting clinical trial to study avacopan for the treatment of patients with C3G, the ACCOLADE trial, and initiated a large placebo-controlled Phase IIb clinical trial, the AURORA trial, for the treatment of patients with moderate to severe HS. We expect to report topline data from both the ACCOLADE and AURORA trials in 2020.

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

A global Phase II clinical trial of CCX140 in patients with DN met its primary endpoint by demonstrating that CCX140 given orally once daily added to a SOC renin-angiotensin-aldosterone system inhibitor treatment resulted in a statistically significant reduction in proteinuria, beyond that achieved with SOC alone, with the most pronounced effect shown in the patients with highest levels of proteinuria. Based on the safety and efficacy data related to reduction in proteinuria observed in the Phase II trial in DN, we launched two Phase II clinical trials, the LUMINA trials, of CCX140 for the treatment of primary FSGS, with the LUMINA-2 trial being for patients with nephrotic range proteinuria and the LUMINA-1 trial being for patients with sub-nephrotic proteinuria, for which there are currently no FDA-approved treatments. Patient enrollment of LUMINA-1 was completed in August 2019, and we expect to report topline data in the first half of 2020.

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

As of September 30, 2019, we had an accumulated deficit of $414.5 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Significant Judgments and Estimates

We adopted Accounting Standards Codification Topic 842, Leases, on January 1, 2019, resulting in changes to our accounting policies for leases. There have been no material changes in significant judgments and estimates for our critical accounting policies during the nine months ended September 30, 2019, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 11, 2019.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the periods presented, our revenues were derived from collaboration and license revenue related to the Avacopan Agreement and the CCX140 Agreement, in each case, as amended, and the related letter agreements. Total revenue for the three and nine month periods ended September 30, 2019, as compared to the same periods in the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration and license revenue from related party	$10,581	$8,975	$26,081	$33,543
Total revenue	$10,581	$8,975	$26,081	$33,543
Dollar increase (decrease)	$1,606		$(7,462)
Percentage increase (decrease)	18%		-22%

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

The increase in revenue from 2018 to 2019 for the three month period was primarily attributable to a higher proportion of costs incurred relative to budget for the avacopan program. The decrease in revenue for the nine month period was primarily due to the full enrollment of the avacopan ADVOCATE Phase III pivotal trial in 2018.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, the discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We recognize all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three and nine month periods ended September 30, 2019, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses	$18,096	$15,135	$51,074	$47,636
Dollar increase	$2,961		$3,438
Percentage increase	20%		7%

The increases from 2018 to 2019 for the three and nine month periods were primarily attributable to patient enrollment of the avacopan AURORA Phase IIb clinical trial in patients with HS and the two CCX140 LUMINA Phase II clinical trials in patients with FSGS, partially offset by decreases in research and drug discovery expenses. For the nine month period, expenses for the avacopan ADVOCATE Phase III pivotal trial also decreased in 2019 as the study was fully enrolled in 2018.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Phase I	$116	$104	$444	$1,183
Phase II	6,997	3,536	18,273	11,554
Phase III	7,701	7,480	22,422	23,171
Research and drug discovery	3,282	4,015	9,935	11,728
Total research and development expenses	$18,096	$15,135	$51,074	$47,636

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

General and administrative expenses

Total general and administrative expenses for the three and nine month periods ended September 30, 2019, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General and administrative expenses	$6,116	$5,373	$17,187	$14,781
Dollar increase	$743		$2,406
Percentage increase	14%		16%

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

The increases from 2018 to 2019 for the three and nine month periods were primarily due to higher employee-related expenses, including those associated with our commercialization planning efforts, and higher professional fees.

We anticipate that our general and administrative expenses will increase substantially in the future primarily due to pre-commercial activities and personnel costs to support the potential launch of avacopan for the treatment of AAV in the United States.

Other income, net

Other income, net primarily consists of interest income earned on our marketable securities. Total other income, net for the three and nine month periods ended September 30, 2019, as compared to the same periods in the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$1,311	$1,066	$3,850	$2,471
Interest expense	(542)	(423)	(1,631)	(778)
Total other income, net	$769	$643	$2,219	$1,693
Dollar increase	$126		$526
Percentage increase	20%		31%

The increases in total other income, net from 2018 to 2019 for the three and nine month periods were primarily due to increased interest income resulting from higher cash and investment balances and rate of return on the investment portfolio in 2019, partially offset by increased interest expense due to additional borrowings under the loan and security agreement, or Credit Facility, with Hercules Capital, Inc., or Hercules.

Liquidity and Capital Resources

As of September 30, 2019, we had approximately $206.9 million in cash, cash equivalents, restricted cash and investments. The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash provided by (used in)
Operating activities	$(49,893)	$31,745
Investing activities	$(19,132)	$(66,444)
Financing activities	$77,939	$18,793

Operating activities.    Net cash used in operating activities was $49.9 million for the nine months ended September 30, 2019, compared to net cash provided by operating activities of $31.8 million for the same period in 2018. This decrease was primarily due to a higher net loss and changes in working capital items driven by the receipt of a $50.0 million milestone payment in connection with the Avacopan Agreement, a $10.0 million upfront commitment under the Avacopan Amendment, a $10.0 million of aggregate payments under the June 2018 Avacopan Letter Agreement and the CCX140 Letter Agreement and a $11.5 million payment for CCX140 development funding by Vifor in the 2018 period.

Investing activities.    Net cash used in investing activities was $19.1 million for the nine months ended September 30, 2019, compared to $66.4 million for the same period in 2018.  The use of cash was primarily related to the purchases, sales and maturities of investments used to fund the day-to-day needs of our business. Following the March 2019 issuance of common stock through our Equity Distribution Agreement, or EDA, with Piper Jaffray & Co., we invested the majority of our net proceeds received in short and long-term investments. For the same period in 2018, the use of cash in investing activities presented represents the investment of funds received under the Avacopan Agreement, as amended, and the related letter agreements.

Financing activities.    Net cash provided by financing activities was $77.9 million for the nine months ended September 30, 2019, compared to $18.8 million for the same period in 2018. Net cash provided by financing activities for the nine months ended September 30, 2019 included net proceeds of $73.3 million from the issuance of common stock under the EDA. Net cash provided by financing activities for both periods presented included proceeds from the exercise of stock options and stock purchases from contributions to our 2012 Employee Stock Purchase Plan, and cash used for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units.

In December 2017, we entered into the Credit Facility with Hercules, which provided for borrowings of up to $50.0 million in three tranches, subject to certain terms and conditions. Through September 30, 2019, we borrowed $20.0 million under the Credit Facility and the remaining $30.0 million of available borrowings expired as of September 30, 2019. We intend to use the net proceeds from the Credit Facility for general corporate purposes, which may include the repayment of debt and working capital. We were in compliance with all loan covenants as of September 30, 2019. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

As of September 30, 2019, we had approximately $206.9 million in cash, cash equivalents, restricted cash and investments.  We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, November 4, 2019. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

In May 2019, we entered into a third amendment to the existing lease agreement for our current headquarters in Mountain View. In July 2019, we entered into a new lease agreement (the Lease) in San Carlos, California to replace our current headquarters located in Mountain View, California. See “Note 7. Commitments” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for details of the amendment and the Lease.

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

Our market risks at September 30, 2019 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 11, 2019, other than the following:

Advances under the Credit Facility bear an interest rate equal to the greater of (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal minus 4.75%, and (ii) 8.05%. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Credit Facility. At September 30, 2019, borrowings under the Credit Facility totaled $20.0 million with an interest rate of 8.30%. We are obligated to make interest-only payments through July 1, 2021, at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through December 1, 2022. If the amount outstanding under the Credit Facility remained at this level for an entire year and interest rate increased by 1%, our annual interest expense would increase by an additional $200,000. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2019, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of September 30, 2019, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 11, 2019, except the following:

Risks Related to Intellectual Property

We may become subject to third parties’ claims alleging infringement of patents and proprietary rights or seeking to invalidate our patents or proprietary rights, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of our products.

Intellectual property litigation and patent litigation in particular, is expensive, complex and lengthy and its outcome is difficult to predict. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We may be subject to third-party claims in the future against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or drug candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all.  Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly. For example, for hidradenitis suppurativa, or HS, InflaRx GmbH holds patents regarding methods of use to treat HS with agents that inhibit C5a activities. While we believe that these patents may not be enforceable, may be invalidated, or may be limited in scope, such patents could potentially affect the use of avacopan to treat hidradenitis suppurativa. If we are unable to invalidate or challenge such patents for hidradenitis suppurativa, we may need to obtain a license to commercialize avacopan in that indication. Such a license, if necessary, could require us to make royalty or other material payments to InflaRx GmbH.

Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our analysis of these issues, including interpretation of the relevance or the scope of claims in a patent or a pending application, determining applicability of such claims to our proprietary technologies or drug candidates, predicting whether a third party’s pending patent application will issue with claims of relevant scope, and determining the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our drug candidates. We do not always conduct independent reviews of pending patent applications and patents issued to third parties.

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

In addition to infringement claims against us, third parties may challenge or infringe upon our existing or future patents. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding the patentability of our inventions relating to our drug candidates, and/or the enforceability, validity or scope of protection offered by our patents relating to our drug candidates. Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. Or, if third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of invention. We may also become involved in similar opposition proceedings in the European Patent Office regarding our intellectual property rights with respect to our products and technology.

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

EXHIBIT INDEX

Exhibit Number	Description

10.1	Lease Agreement, dated July 31, 2019, by and between the Registrant and ARE-SAN FRANCISCO NO. 63, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: November 4, 2019	/s/ Thomas J. Schall, Ph.D.

Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2019	/s/ Susan M. Kanaya

Susan M. Kanaya Executive Vice President, Chief Financial and Administrative Officer and Secretary (Principal Financial Officer)

Date: November 4, 2019	/s/ Pui San Kwan

Pui San Kwan Vice President, Finance (Principal Accounting Officer)