Form 10-K
period 2019-12-31
ChemoCentryx, Inc.
filed 2020-03-10
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $286.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $9.30 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 28, 2020 was 61,644,571.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2019.

CHEMOCENTRYX, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2019

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

Item 1. Business.

Overview

ChemoCentryx is a biopharmaceutical company focused on the development and commercialization of new medications targeted at inflammatory disorders, autoimmune diseases and cancer. Each of our drug candidates is designed to selectively block a specific chemoattractant receptor, leaving the rest of the immune system intact. Our drug candidates are small molecules, which are orally administered, and, if approved, could address unmet medical needs, including improved efficacy, and offer significant quality of life benefits, since patients swallow a capsule or pill instead of having to visit a clinic for an infusion or undergo an injection.

In November 2019, we announced positive topline data from the pivotal Phase III ADVOCATE trial of avacopan, our lead drug candidate that is an orally-administered selective complement 5a receptor inhibitor, for the treatment of patients with anti-neutrophil cytoplasmic antibody-associated vasculitis, or ANCA vasculitis. The ADVOCATE trial compared avacopan with the currently used glucocorticoid (most commonly prednisone) active comparator containing standard of care, or SOC. Subjects in both study arms received background therapy with rituximab or cyclophosphamide. The trial met both of its primary endpoints, showing that avacopan therapy without the need for daily prednisone could achieve disease remission at 26 weeks and sustained remission at 52 weeks, as assessed by the Birmingham Vasculitis Activity Score, or BVAS. BVAS remission at week 26 in the avacopan treated subjects was numerically superior and statistically non-inferior to the prednisone active comparator SOC control group, where BVAS remission was achieved in 72.3% of the avacopan treated subjects vs. 70.1% of subjects in the prednisone active comparator SOC control group (p<0.0001 for non-inferiority). Sustained remission at 52 weeks was observed in 65.7% of the avacopan treated subjects vs. 54.9% in the prednisone active comparator SOC control group, achieving both non-inferiority and superiority to prednisone active comparator SOC (p=0.0066 for superiority of avacopan). Reduction in overall burden of disease management and improvement in quality of life was also demonstrated through key secondary endpoints, including improved kidney function and reduction of adverse events and illnesses associated with steroids, such as prednisone.

We plan to file a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, in mid-2020 and, if the NDA is approved, to commercialize avacopan in the United States on our own and internationally through our kidney health alliance with Vifor Fresenius Medical Care Renal Pharma Ltd. and its affiliates and sublicensees, or collectively, Vifor. We are also developing avacopan in other indications, including complement 3 glomerulopathy, or C3G, and hidradenitis suppurativa, or HS.

Our next most advanced drug candidate is CCX140, an orally-administered inhibitor of the C-C chemokine receptor known as CCR2. CCX140 is being developed for focal segmental glomerulosclerosis, or FSGS, a rare renal disease characterized by progressive proteinuria (excess protein in the urine) and impaired renal function. We have two ongoing Phase II clinical trials to evaluate CCX140 for the treatment of primary or genetic FSGS, the LUMINA trials, with the LUMINA-1 trial for patients with sub-nephrotic proteinuria, and the LUMINA-2 trial for patients with nephrotic syndrome, for which there are currently no FDA-approved treatments. We expect to report topline data from the LUMINA-1 trial in the second quarter of 2020 and the LUMINA-2 trial in the second half of 2020.

Our Strategy

The key elements to our commercial and scientific strategy are to:

•

Obtain regulatory approval of avacopan for the treatment of ANCA vasculitis. In the United States, we are currently preparing an NDA for avacopan, which we plan to file with the FDA in mid-2020. We will also support our international commercialization partner Vifor and its Japanese sublicensee Kissei Pharmaceutical, Co., Ltd. in their regulatory approval applications;

•

Commercialize avacopan in the United States on our own, where we believe a company of our size can effectively compete in rare disease markets. If our avacopan NDA is approved by the FDA, we plan to deploy a specialty sales force primarily targeting that subset of nephrologists and rheumatologists treating ANCA vasculitis patients;

•	Develop and commercialize avacopan for possible additional indications, including C3G, HS, and potentially other complement-mediated renal diseases;
•	Develop our other drug candidates and establish collaborations with pharmaceutical and biotechnology companies to further develop and market our drug candidates; and
•	Discover and validate new drug candidates.

Product Development Programs

Our product development portfolio features multiple novel, targeted drug candidates in the therapeutic areas of immunology, oncology and immuno-oncology.

We have chosen to focus initially on orphan indications, where drug candidates tend to enjoy a faster path to market and better reimbursement. Our leading drug candidates, avacopan and CCX140, address areas of clear unmet need in kidney and dermatological disease, where the current SOC is insufficient to halt progression of the disease and/or where today’s treatment options come with serious side effects, such as those which accompany the prolonged use of steroids.

While we have focused initially on kidney and dermatological diseases, our target-specific and selective approach designed to stop the spread of inflammatory disease-inducing cells shows promise in other disease areas. Over time we plan to bring forward drug candidates to treat a range of inflammatory and autoimmune disorders, as well as cancer. We expect that our ability to do so will grow as we increase our scale and to the extent that we start to earn revenues and royalties from the commercialization of our late stage kidney disease franchise.

Our Drug Candidate Pipeline

Avacopan (CCX168) – Inhibition of Complement-Mediated Pathways in Orphan Diseases

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

In our complement inhibition orphan disease program, our lead drug candidate is avacopan. Avacopan is a potential first-in-class, orally-administered molecule that employs a novel, highly targeted mode of action in the treatment of ANCA vasculitis and other complement-driven autoimmune and inflammatory diseases. Avacopan precisely blocks a specific receptor (C5aR) for the pro-inflammatory complement system fragment known as C5a on destructive inflammatory cells such as blood neutrophils. Avacopan thereby arrests the ability of those cells to do damage in response to C5a activation, which is known to be the driver of ANCA vasculitis and other complement-driven autoimmune and inflammatory diseases. Current therapies for such diseases typically include broad immunosuppression with high doses of glucocorticoids (steroids) such as prednisone or methylprednisone, which may cause significant illness and even death. Avacopan therapy was designed to prevent these outcomes. Avacopan does not affect formation of the C5b-9 terminal complement complex, or MAC, unlike the anti-C5-antibody, eculizumab (Soliris®). Therefore, we believe avacopan does not increase the susceptibility to infections for which

MAC is important in host defense. Moreover, there are two distinct receptors for C5a: the pro-inflammatory C5a receptor known as C5aR, the target of avacopan, and the anti-inflammatory C5a-like receptor, or C5L2, which plays an important role in homeostasis. Accordingly, precisely inhibiting C5a at the level of C5aR is thought to block the pro-inflammatory effects of C5a, while leaving the protective effects of C5L2 functional. Avacopan does not bind into C5L2, thereby not interfering with the protective effects of C5L2.

We have successfully completed and reported positive clinical data from our pivotal Phase III clinical trial known as ADVOCATE in ANCA vasculitis, and we are currently evaluating avacopan in Phase II clinical studies for the treatment of C3G and HS.

ANCA Vasculitis

ANCA vasculitis is an orphan, severe, and often fatal autoimmune disease that is characterized by elevated levels of autoantibodies called anti-neutrophil cytoplasmic autoantibodies and by inflammation that can affect many different organ systems, and commonly involves the kidneys. ANCA vasculitis affects approximately 40,000 to 75,000 people in the United States, with approximately 4,000 new cases each year; similarly, ANCA vasculitis affects approximately 50,000 to 100,000 people in Europe, with approximately 5,000 new cases each year.

ANCA vasculitis is currently treated with courses of immuno-suppressants (cyclophosphamide, or CYC, or rituximab, or RTX) combined with high-dose prednisone administration. Complete remission is achieved in only 60-80% of patients and relapse is common. Following initial treatment, up to 30% of patients relapse within six to 18 months, and up to 50% of patients relapse within three to five years.

The current SOC for ANCA vasculitis is associated with significant safety risks due to general immunosuppression including increased infection rates and dose-related increases in hematological and solid organ malignancies, as well as metabolic and other toxicities associated with glucocorticoids. First year mortality is approximately 11% to 18%, with the single greatest cause of this premature mortality being not disease related, but rather infection and other side effects that are thought largely to be a consequence of prednisone administration. The multiple adverse effects of acute and chronic prednisone treatment often required in the treatment plan are major causes of both short-term and long-term morbidity including the increased infection risk. Glucocorticoid therapy-related adverse events contribute significantly to patient care costs, as well as to the diminution of quality of life for patients.

Role of C5a and C5aR in ANCA Vasculitis

Complement 5a, or C5a, acting through its receptor C5aR, sometimes called C5aR1 or CD88, is thought to play a pro-inflammatory role in ANCA vasculitis. Autoantibodies against neutrophil enzymes lead to the priming and activation of neutrophils and activation of the complement cascade. Activation of the complement cascade leads to production of C5a, one of the most potent pro-inflammatory mediators of the complement system. C5a, through binding to its receptor C5aR, induces expression of adhesion molecules and chemotactic migration of neutrophils and other white blood cells. These accumulating adhering neutrophils initiate an inflammatory cascade in the small blood vessels by secreting pro-inflammatory cytokines and chemoattractants that lead to necrotizing vasculitis.

Avacopan Phase III Clinical Trial in ANCA Vasculitis

We have successfully completed and reported positive topline clinical data from our pivotal Phase III clinical trial of avacopan for the treatment of ANCA vasculitis, known as the ADVOCATE trial. ADVOCATE was a randomized, double-blind, active-controlled worldwide clinical trial which enrolled 331 patients with newly diagnosed or relapsing ANCA vasculitis at over 200 sites in the United States, Canada, Europe, Australia, New Zealand and Japan. The aim of the trial was to assess the safety and efficacy of avacopan in inducing and sustaining remission in patients with ANCA vasculitis. The study included two treatment arms: the test arm contained 30 mg twice-daily oral doses of avacopan and eliminated prednisone, and the prednisone active comparator control arm contained an avacopan-matching placebo and maintained a standard regimen of high-dose chronic prednisone. All patients also received a standard background immunosuppressant, either CYC followed by azathioprine or RTX.

The ADVOCATE study met both of its primary endpoints, disease remission at 26 weeks and sustained remission at 52 weeks, as assessed by BVAS. Remission was defined as a BVAS score of zero and being off prednisone treatment for ANCA vasculitis for at least the preceding four weeks.

The pre-specified primary endpoints were remission of acute vasculitis activity at week 26 and sustained remission at week 52, where avacopan therapy was at least statistically non-inferior to the prednisone active comparator SOC. The two primary endpoints were tested sequentially using a gatekeeping procedure to preserve the Type I error.

BVAS remission at week 26 was achieved in 72.3% of the avacopan treated subjects vs. 70.1% of subjects in the prednisone active comparator SOC control group (p<0.0001 for non-inferiority). Sustained remission at 52 weeks was observed in 65.7% of the avacopan treated subjects vs. 54.9% in the prednisone active comparator SOC control group, achieving both non-inferiority and superiority to prednisone active comparator SOC (p=0.0066 for superiority of avacopan).

Subjects who received avacopan experienced additional benefits compared to those in the prednisone active comparator SOC control group. These benefits, assessed as pre-specified secondary endpoints, include:

1. Significant reduction in glucocorticoid-related toxicity

•	In the Glucocorticoid Toxicity Index (GTI version 2), the avacopan therapy arm vs. the prednisone active comparator SOC control group was statistically significantly improved for:
o	The GTI Cumulative Worsening Score: avacopan therapy 39.7 vs. 56.6 for prednisone active comparator SOC (p=0.0002 for avacopan superiority), and for
o	The GTI Aggregate Improvement Score: avacopan therapy 11.2 vs. 23.4 for prednisone active comparator SOC (p=0.0082 for avacopan superiority).
•

Other measures of glucocorticoid-related adverse event assessments (i.e., those based on European League Against Rheumatism-recommended adverse event terms and those based on Investigator Assessment of causality) also showed statistically significantly fewer events in the avacopan therapy arm vs. the prednisone active comparator SOC control group.

2. Significant improvement in kidney function in patients with renal disease

•

The avacopan group exhibited a statistically significant improvement in estimated glomerular filtration rate, or eGFR, from baseline to week 26 and to week 52 compared to the prednisone active comparator SOC control group:

o

Mean change from baseline to week 26 in eGFR: avacopan treated subjects had an increase of 5.8 mL/min/1.732 vs. an increase of 2.8 mL/min/1.732 in the prednisone active comparator SOC control group (p=0.0413).

o

Mean change from baseline to week 52 in eGFR: avacopan treated subjects had an increase of 7.3 mL/min/1.732 vs. an increase in eGFR of 4.0 mL/min/1.732 in the prednisone active comparator SOC control group (p=0.0259).

o

Marked improvement in kidney function particularly in patients with a baseline eGFR of < 30 mL/min/1.73 m2. Those patients showed a mean improvement of 14 units at week 52 which was highly statistically significant (p < 0.01).

3. Improvements in health-related quality of life metrics

•	The avacopan group demonstrated statistically significant improvements in the majority of domains measured by the validated quality of life instrument SF-36 version 2 at week 26 and 52.
•	The avacopan group reported statistically significantly better outcomes on the EuroQOL-5D-5L instrument (both Visual Analogue Scale and EQ Index).

The topline safety results revealed an acceptable safety profile in this serious and life-threatening disease, with fewer subjects having serious adverse events, or SAEs, in the avacopan group than in the prednisone active comparator SOC control group. A full analysis of the data is underway and expanded results are expected be presented at upcoming medical meetings and in a future publication.

Avacopan Regulatory Matters in ANCA Vasculitis

Based on the success of the avacopan clinical studies in ANCA vasculitis, we plan to file an NDA with the FDA in mid-2020 and will support our alliance partner, Vifor, with their filing of applications for regulatory approval internationally.

Avacopan has been granted orphan drug designation by the FDA for the treatment of ANCA-associated vasculitides (granulomatosis with polyangiitis or Wegener’s granulomatosis), microscopic polyangiitis, and Churg-Strauss syndrome, and by the European Medicines Agency, or EMA, for treatment of microscopic polyangiitis and granulomatosis with polyangiitis, both forms of ANCA vasculitis.

Complement 3 Glomerulopathy (C3G)

C3G disease is an ultra-rare disease of the kidney that is characterized by deposition of the complement fragment known as C3 in the glomeruli, or filtration units of the kidney, leading to inflammatory cell accumulation, potentially leading to significant kidney damage and eventual renal failure. The prevalence of C3G is estimated at two to three per million people or approximately 800 patients in the United States and approximately 2,000 in Europe.

There is currently no approved effective standard therapy for C3G. Typically, patients receive one or more non-specific immunosuppressants. Without treatment, C3G may lead to kidney failure, and the current array of unapproved therapies at best only delays end stage renal disease, or ESRD. Kidney transplant is frequently the only option, and even after transplantation, the disease returns in a significant number of affected individuals.

Role of C5a and C5aR in C3G

While the disease name refers to complement 3, it is well known that the C5a receptor pathway, which is further downstream of C3 in the complement cascade and the target of avacopan, is an essential part of the disease causing pathology. Hence, C3 is a marker of more general complement activation.

Avacopan Phase II Clinical Trial in C3G

We launched a registration-supporting clinical trial to study avacopan for the treatment of patients with C3G, the so-called ACCOLADE trial. The clinical trial is expected to enroll up to 88 patients with C3G, including both C3 Glomerulonephritis and Dense Deposit Disease. The primary objective is to evaluate the efficacy of avacopan compared to placebo based on histologic changes in kidney biopsies taken at baseline and after 26 weeks of treatment. The primary endpoint will be based on the percent change from baseline in the C3G Histologic Index for disease activity.

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

Patients meeting inclusion criteria start study drug treatment on Day 1. Patients receive avacopan 30 mg or matching placebo orally twice-daily. The placebo-controlled treatment period is 26 weeks (182 days). This will be followed by 26 weeks study period during which time all patients will receive avacopan. Thereafter, all patients will be followed for eight weeks (56 days) without study drug treatment. We expect to report topline data from the ACCOLADE trial in the second half of 2020.

Hidradenitis Suppurativa (HS)

HS is a chronic, inﬂammatory, debilitating skin disease characterized by recurrent, painful, nodules and abscesses, ultimately leading to the formation of draining fistulas (also known as sinus tracts) as well as scarring. The disease originates from inflammation and occlusion of the hair follicle. Apart from pain, the nodules may rupture, and often extrude a purulent, foul-smelling discharge leading to substantial social embarrassment for these patients. Due to its chronic nature and frequently occurring relapses of the skin lesions, HS has a great impact on the patient’s quality of life, deeply affecting social, working, and psychological aspects.

In the United States, the estimated prevalence of moderate-to-severe HS is up to 200,000 patients. In Europe, the number of affected patients is believed to be greater, with higher prevalence.

Depending on the severity of disease, the current SOC for HS patients includes topical, oral or intravenous antibiotic treatment, as well as surgery. Adalimumab, an anti-TNF-alpha monoclonal antibody, is the only drug indicated for the treatment of patients with moderate-to-severe HS. Two pivotal adalimumab trials showed that approximately 50% of the patients who were treated with adalimumab achieved an improvement in their skin lesion, as measured by the widely accepted HiSCR (Hidradenitis Suppurativa Clinical Response) assessment instrument. There remains a high unmet medical need, however, as a very large proportion of the patients with moderate-to-severe HS do not adequately respond to adalimumab or other therapies used in the SOC.

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

With the role of C5a in HS, our C5aR inhibitor avacopan could be effective in mediating the disease course of HS. Avacopan is a small molecule that is conveniently administered as an oral medication and could present itself as advantageous over intravenous or subcutaneous injections treatments for this condition.

Avacopan Phase IIb Clinical Trial in HS

Based on the role of neutrophils and complement activation in the pathogenesis of HS, we believe that there is significant interest in the medical-scientific community to develop avacopan for the treatment of patients in HS. We have an ongoing Phase IIb clinical trial, the AURORA trial, of avacopan in patients with moderate-to-severe HS.

The AURORA trial is a randomized, double-blind, placebo-controlled, three arm Phase IIb trial in approximately 390 subjects with moderate-to-severe HS (Hurley stage II or III). Subjects will be randomized 1:1:1 to a treatment of 10 mg avacopan twice-daily, 30 mg avacopan twice-daily or placebo for 12 weeks. Subjects treated with 10 mg or 30 mg twice-daily during the blinded, placebo-controlled 12-week treatment period will be followed by an additional 24-week, active treatment period during which they will continue to receive the same dose regimen, either 10 mg or 30 mg avacopan twice-daily. Subjects on placebo who complete the blinded, placebo-controlled 12-week period will be re-randomized 1:1 to receive 10 mg or 30 mg avacopan twice-daily during the 24-week active treatment period. Thereafter, all subjects will be followed without study drug for eight weeks before they exit the study.

The primary efficacy objective is based on subjects achieving a HiSCR after 12 weeks of treatment. HiSCR is defined as at least a 50% reduction in abscess and inflammatory nodule count and no increase in abscess count and no increase in draining fistula count at Week 12 relative to baseline. The primary safety objective is to evaluate the safety of avacopan compared to placebo based on the adverse event incidence, changes from baseline in laboratory parameters, and vital signs. Secondary objectives include the evaluation of International Hidradenitis Suppurativa Severity Score System, or IHS4, individual inflammatory lesion counts, the subject’s global assessment of skin pain numeric rating scale, the Sartorius score, Hidradenitis Suppurativa-Physician’s Global Assessment, and the proportion of subjects who experienced flare or who received rescue therapy, and the duration of flare. Other secondary objectives include the assessment of subject reported outcomes including health-related quality-of-life changes based on the SF-36 v2, the EQ-5D-5L, and the Hidradenitis Suppurativa Quality of Life Index as well as the evaluation of the pharmacokinetic profile of avacopan in subjects with HS. We expect to report topline data from AURORA trial in the third quarter of 2020.

Avacopan Commercialization Strategy

We plan on building a commercial infrastructure and deploying an appropriately sized specialty field force in the United States to commercialize avacopan in ANCA vasculitis. We expect that our future field force will focus primarily on a subset of rheumatologists and nephrologists who treat this disease. In territories outside of the United States, our partner Vifor would be responsible for the commercialization of avacopan.

Kidney Health Alliance with Vifor

In May 2016, we entered into a collaboration and license agreement with Vifor, which we refer to as the Avacopan Agreement, to commercialize avacopan for orphan renal diseases in Europe and certain other markets. In connection with the Avacopan Agreement, we received a non-refundable upfront payment of $85.0 million, comprising $60.0 million in cash and $25.0 million in the form of an equity investment to purchase 3,333,333 shares of our common stock at a price of $7.50 per share. In February 2017, we and Vifor entered into the Avacopan Amendment to expand the licensed territory to include all markets outside the United States and China and we received an additional $20.0 million upfront cash commitment. Upon achievement of certain regulatory and sales based milestones with avacopan, we will receive additional payments under this agreement. In addition, we will receive royalties, with rates ranging from the teens to mid-twenties, on future potential net sales of avacopan by Vifor in the licensed territories. In December 2017, we achieved the first regulatory milestone under the Avacopan Agreement in the amount of $50.0 million, following the EMA’s validation of the conditional marketing authorizatoin, or CMA, application for avacopan for the treatment of patients with ANCA vasculitis. In June 2018, we and Vifor entered into the Avacopan Letter Agreement to further expand the Vifor territories under the Avacopan Agreement to provide Vifor with exclusive commercialization rights in China and we received a $5.0 million payment for the expanded rights. We retain control of ongoing and future development of avacopan (other than country-specific development in the licensed territories) and all commercialization rights to avacopan in the United States.

Under a prior development and commercialization agreement with Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, which ended in 2013, we are subject to reverse royalties to GSK of 3% on annual worldwide net sales of avacopan, not to exceed $50.0 million in total royalties.

CCX140 - Chronic and Orphan Kidney Diseases

Our second drug candidate in the orphan disease space is CCX140, an inhibitor of the chemokine receptor known as CCR2. CCX140 is an orally-administered small molecule that is a highly potent and selective inhibitor of the chemokine receptor known as CCR2. CCX140 has an excellent preclinical and clinical profile, including good safety and tolerability demonstrated in hundreds of healthy volunteers or patients with diabetes or diabetic nephropathy, or DN, across seven clinical trials. These clinical trials include a successfully completed one-year dosing of CCX140 in a Phase II trial in chronic kidney disease, or CKD, associated with diabetes. Preclinical data to date suggest CCR2 inhibition involves a unique mechanism of action in the kidney including a novel element of renal cellular protection at the level of the podocyte leading to rapid improvement in proteinuria. CCX140 has been granted orphan drug designation by the FDA for the treatment of FSGS.

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

Current Treatment Approaches in FSGS

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

Limitations of Current Therapies in FSGS

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

Role of CCR2 inhibition in FSGS

There is evidence that the C-C chemokine receptor known as CCR2 plays a role in the pathogenesis of FSGS. CCR2 is a major driver of monocyte migration and activation, and has been shown to mediate renal interstitial inflammation and tubular atrophy in a number of chronic renal diseases by recruiting monocytes to the renal interstitium. Further, studies have shown that the degree of protein excretion correlates with urine MCP-1 levels, one of the signature ligands of CCR2 and a biomarker of inflammation, and the infiltration of immune cells called macrophages into the kidney in patients with CKD. Experiments performed in vitro have added to the mechanistic rationale for the notion that CCR2 is an important driver of FSGS. Proteinuria is the hallmark characteristic of FSGS, and in vitro experiments have found that tubular epithelial cells release MCP-1 when exposed to serum proteins on the inside of the tubules. Clinically, in children with FSGS, urinary MCP-1 levels correlate with the degree of proteinuria.

Blocking CCR2 provided significant and rapid renal protection in two distinct models of FSGS, as measured both by reduction in proteinuria and improvement in multiple histological parameters, and it thus represents a novel and mechanistically-distinct approach for the treatment of FSGS.

In the 5/6 remnant kidney model, mice had a rapid reduction in proteinuria when treated with a CCR2 inhibitor and a RAAS inhibitor. Combining a CCR2 inhibitor with a RAAS inhibitor reduced the proteinuria by 91%. The protective effects were evident within one week of treatment and were maintained for the duration of the study (six weeks). The same renal protective effects of CCR2 blockade were seen in the adriamycin nephropathy model. Administration of adriamycin caused significant proteinuria, which was significantly reduced by the combination of a CCR2 inhibitor and a RAAS inhibitor after two weeks of treatment. Histological parameters also improved with the combination of the CCR2 inhibitor and a RAAS inhibitor; these included reduced glomerular hypertrophy, glomerular sclerosis, mesangial expansion and increased podocyte density. The data suggest CCR2 inhibition may provide a novel approach for the treatment of chronic kidney diseases.

CCX140 Clinical Development

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

CCX140 Phase I Clinical Trials

We completed four Phase I clinical trials in 118 healthy volunteers. A CCX140 dose range of 0.05 to 15 mg was studied. CCX140 was generally well-tolerated with no serious adverse events observed in these Phase I clinical trials. The PK profile was supportive of once-daily oral dosing of CCX140 in the Phase II clinical trials in patients with type 2 diabetes and in patients with DN.

CCX140 Phase II Clinical Trial in Type 2 Diabetes

Our Phase II clinical trial was designed to demonstrate safety of CCX140 in patients with type 2 diabetes and normal renal function, and to examine the effect of CCX140 on glycemic indices. We conducted a randomized, double-blind, placebo and active controlled clinical trial in 159 patients with type 2 diabetes on a stable dose of metformin for at least eight weeks, with 32 patients receiving placebo, 32 receiving pioglitazone hydrochloride (an approved therapeutic for type 2 diabetes serving as the active control), 63 receiving 5 mg of CCX140 and 32 receiving 10 mg of CCX140 orally once-daily for 28 days.

The clinical trial met its primary objective by demonstrating the safety and tolerability of CCX140 in these patients. In addition, CCX140 showed encouraging signs of biological activity based on a statistically significant decrease in HbA1c, a marker of glycemic control, for the 10 mg dose group.

CCX140 Phase II Clinical Trial in DN

We completed a Phase II clinical trial in patients with DN. A total of 332 patients were enrolled in a randomized, double-blind, placebo-controlled clinical trial. The goals of this clinical trial were to evaluate the efficacy, safety and tolerability of CCX140 in patients with DN. The primary efficacy objective was evaluation of the effect of CCX140 on albuminuria. Secondary efficacy objectives were evaluation of the effect of CCX140 on HbA1c and eGFR. The three treatment groups consisted of (i) SOC, (ii) a RAAS inhibitor, plus placebo (control group), and (iii) 5 mg and 10 mg of CCX140 once-daily plus SOC. The treatment duration was up to 52 weeks, with a four-week follow-up period. Patients with residual albuminuria, despite being on a stable therapeutic dose of a RAAS inhibitor, were included in this clinical trial. The key efficacy endpoint was a change from baseline in first morning UACR, a major indicator of renal health.

The Phase II trial met its primary endpoint by demonstrating that treatment with 5 mg of CCX140 given orally once-daily added to a SOC regimen of RAAS inhibitor treatment resulted in a statistically significant (p=0.01) improvement in UACR, beyond that achieved with SOC alone. The maximum treatment effect (24% reduction) was reached at 12 weeks, and sustained reduction in albuminuria induced by CCX140 relative to SOC alone was observed over the full year (UACR at each one of the ten time points over the 52-week treatment period in the patients who received 5 mg CCX140 continuously for 52 weeks, were below those of the SOC alone group). A dose of 10 mg CCX140 per day did not provide more improvement in albuminuria as compared to the 5 mg dose. CCX140 did not affect systematic blood pressure, suggesting that the beneficial effect of CCX140 is mediated locally in the kidney micro-environment, possibly through a beneficial reduction in renal inflammation. CCX140 was well-tolerated with a low overall dropout rate over the 52-week treatment period (10%). No safety issues were observed that would prevent further clinical development of CCX140 in DN.

CCX140 Phase II Clinical Trials in Primary or Genetic FSGS

The successfully completed CCX140 Phase II clinical trial in DN, which demonstrated a statistically significant reduction in proteinuria compared to SOC, showed the most pronounced effect in the highest proteinuric patients. In addition, preclinical data to date suggest CCR2 inhibition involves a unique mechanism of action in the kidney including a novel element of renal cellular protection at the level of the podocyte, leading to rapid improvement in proteinuria. Building upon our orphan kidney disease franchise, we launched our clinical development program of CCX140 in patients with primary or genetic FSGS. Our clinical development program will comprise two populations of patients:

(i)	Primary or genetic FSGS patients with sub-nephrotic proteinuria (>1 g/g) – LUMINA-1 trial; and
(ii)	Primary or genetic FSGS patients with nephrotic syndrome (levels of proteinuria >3.5 g/g) – LUMINA-2 trial.

The LUMINA-1 trial is a randomized controlled, dose ranging study with the aim to evaluate the effect of treatment with CCX140 in subjects with sub-nephrotic primary or genetic FSGS. The LUMINA-2 trial is an open label, intra-subject dose escalation study in subjects with primary or genetic FSGS and nephrotic syndrome. The primary efficacy objective of both trials is to evaluate the effect of CCX140 on proteinuria, as assessed by factors including reduction in proteinuria through the 12-week treatment period. Other study objectives will include the assessment of partial or complete remission and the time to, and proportion of subjects with, partial or complete remission and other variables. Changes in quality-of-life changes (SF-36 v2, EQ-5D-5L) will also be assessed.

Patient enrollment of LUMINA-1 was completed in August 2019, and we expect to report topline data in the second quarter of 2020. Topline data from the LUMINA-2 trial are expected in the second half of 2020.

CCX140 Commercialization Strategy

We plan to leverage the commercialization infrastructure and field force that we are building to commercialize avacopan in the Unites States and to commercialize our orphan disease drug candidates such as CCX140, if approved. FSGS patients are primarily being treated by nephrologists in so-called centers of excellence in renal diseases. Similar to avacopan, we plan on establishing a commercial presence focused on the nephrology arena. In territories outside of the United States, our partner Vifor will be responsible for the commercialization of CCX140.

Kidney Health Alliance with Vifor

In December 2016, we entered into a second collaboration and license agreement with Vifor, which we refer to as the CCX140 Agreement, pursuant to which we granted Vifor exclusive rights to commercialize CCX140 in rare renal diseases in markets outside the United States and China. We are responsible for the clinical development of CCX140 in rare renal diseases, while sharing the cost of such development with Vifor. In connection with the CCX140 Agreement, we received a non-refundable upfront commitment totaling $50.0 million and are eligible to receive additional payments upon the achievement of certain regulatory and sales based milestones, as well as tiered double-digit royalties on potential net sales of CCX140 in the licensed territories. Under the CCX140 Agreement, Vifor retains an option to solely develop and commercialize CCX140 in more prevalent forms of CKD. Should Vifor later exercise the CKD option, we would receive co-promotion rights in CKD in the United States. In June 2018, we and Vifor entered into the CCX140 Letter Agreement to further expand the Vifor territories under the CCX140 Agreement to provide Vifor with exclusive commercialization rights in China and we received a non-refundable $5.0 million payment for the expanded rights. Additionally, in June 2018, we and Vifor entered into an amendment to the CCX140 Agreement, which we refer to as the CCX140 Amendment, to clarify the timing of certain payments with respect to development funding of the CCX140 program by Vifor, and we received a non-refundable payment of $11.5 million. We retain control of ongoing and future development of CCX140 (other than country-specific development in the licensed territories) and all commercialization rights to CCX140 in the United States.

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

Understanding Pancreatic Cancer

Pancreatic cancer is a rare but deadly cancer. It is the 15th most common cancer worldwide but the fourth highest cause of cancer-related death. In the United States in 2019, approximately 56,770 people were expected to develop pancreatic cancer, and within five years of diagnosis, about 80% of those patients are expected to succumb to the disease. Primarily due to the aging of the population, the incidence of pancreatic cancer is predicted to increase to 62,000 new cases per year by 2030. Pancreatic adenocarcinoma, which represents 85% of all pancreatic cancers, is characterized by rapid progression and a dismal prognosis. Because of the deep location of the pancreas in the abdomen and the lack of markers of early disease, most cancers remain asymptomatic until they obstruct the biliary tract, which usually occurs with tumors of the pancreatic head, or until they become metastatic. Hence, less than 15% of patients initially present with a resectable cancer (stage 1 or 2), while the majority of patients have either a locally advanced, nonresectable, stage 3 cancer or a metastatic, stage 4 cancer at the time of diagnosis. Even with the best current treatment, the median overall survival of these patients is less than one year, an outlook that has remained largely unchanged over the last few decades.

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

Phase I Clinical Trials

We completed a first-in-human Phase I clinical trial in healthy subjects. This clinical trial was a combined single-and-multiple-ascending dose clinical trial in 40 subjects. The clinical trial was conducted in the Netherlands. CCX872 doses of 3 mg, 10 mg, 30 mg, 100 mg and 300 mg were given as a single dose in the first study period and once-daily doses for seven days in the second study period. Data showed that CCX872 was well-tolerated and appeared to be safe in healthy volunteers at all dose levels studied. There were no serious adverse events or dropouts due to adverse events in the trial. The most common adverse events reported by subjects receiving CCX872 in the multi-dose period were dizziness, diarrhea, and headache. These events typically were mild in intensity and did not result in dosing discontinuation. The results showed that CCX872 was safe and well-tolerated. CCX872 was able to block CCR2 in the circulation, and it had a predictable dose-linear PK profile.

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

Preclinical Development in Immuno-Oncology

One of the most exciting advances in oncology in decades is the observation that modifiers of the activity of the patient’s own immune system can profoundly enhance their response to chemotherapy.

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

In December 2019, we, together with our collaborators at University of Florida and Massachusetts General Hospital, published results from a non-clinical study in which we evaluated the effectiveness of our CCR2 antagonist CCX872 in combination with anti-PD-1 in combatting glioblastoma brain cancer. Using two mouse models of glioblastoma, we targeted chemokine receptors that are important for allowing MDSCs to infiltrate into the region surrounding glioblastoma tumors. In mice that were bred to lack chemokine receptor 2 (CCR2) and to develop glioblastoma, MDSCs could not carry out such infiltration. Treating these mice with an immune checkpoint inhibitor stimulated a strong anti-cancer immune response and prolonged the animals’ survival. In mice with normal CCR2, treatment with a molecule that blocks CCR2 had similar effects.

The CCR2 antagonist used in this study—called CCX872— has passed Phase Ib safety trials in patients with pancreatic tumors, and clinical trials are ongoing to investigate the use of CCR2 inhibitors in several cancers. Thus, we believe the results of this study support targeting CCR2-expressing MDSCs as a means to enhance immunotherapies, and warrant investigation of this combination therapy in clinical trials for patients with glioblastoma.

In another immune-oncology program, we have further optimized our unique class of human PD-L1 small molecule inhibitors. The lead compounds possess high oral bioavailability and desirable safety profiles. They also exhibited activity in blocking the PD-1/PD-L1 interaction in multiple biochemical and cell-based assays.  Non-clinical data suggest that the small molecules prevented the PD-1/PD-L1 interaction by inducing dimerization of the PD-L1 protein. In animal tumor models, these compounds potently reduced tumor growth with the activity being similar to a clinically-proven anti-human PD-L1 antibody. The tumor analyses demonstrated that these compounds almost completely occupied human PD-L1 on the tumor cells, and thus potently blocked the interaction of PD-1/PD-L1 and enhance the immune responses against tumor. We believe these novel small molecules could provide a valuable orally dosed alternative to the current antibody-based PD-1/PD-L1 therapeutics.

Other Inflammatory and Autoimmune Diseases

Inflammatory Bowel Disease, or IBD (Crohn’s Disease and Ulcerative Colitis)

IBD refers to two diseases – Crohn’s disease and ulcerative colitis – both characterized by inflammation of the gastrointestinal tract. Crohn’s disease can cause inflammation in any part of the digestive tract but often affects the tail end of the small intestine. Ulcerative colitis is inflammation of the large intestine. Both Crohn’s disease and ulcerative colitis are chronic and recurring inflammatory conditions. Researchers believe that these conditions occur when the body’s inflammatory cells become over-reactive and mount a destructive inflammatory response. Current treatments for IBD include steroids, 5-aminosalicylic acids, immunosuppressive therapies, such as azathioprine or biologic agents such as TNF-α inhibitors and integrin inhibitors, such as the anti-α4β7 antibody, vedolizumab, and when all else fails, surgery.

Next Generation CCR9 Inhibitor CCX507

Also in the area of IBD, our drug candidate CCX507 builds on our expertise in the area of CCR9 inhibitors and IBD. CCX507 is a second generation CCR9 inhibitor. CCX507 is selective for CCR9 relative to all other chemokine receptors, orally bioavailable, and has an excellent preclinical safety profile. CCX507 has shown greater potency towards CCR9 than vercirnon in non-clinical studies. We completed Phase I clinical development, which demonstrated that CCX507 was safe and well-tolerated, and blocked CCR9 on circulating leukocytes. Additionally, preclinical data of CCX507 in combination with an anti-α4β7 antibody or anti-TNFα antibody showed that combined treatment reduced the severity of colitis better than monotherapy with either drug alone. We plan to move CCX507 forward to Phase II clinical trials, either by ourselves or with a strategic partner.

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

Activated Th17 cells isolated from chronically inflamed human tissues produce high levels of TNF-α and other cytokines. A hallmark of Th17 cells is that they express high levels of the chemokine receptor known as CCR6, which is not found on Th1 and Th2 cells. High levels of the CCR6 chemokine ligand, CCL20, have been found in psoriatic skin, in rheumatoid arthritis joint biopsies, and in asthmatic lungs.

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

We presented data from in vivo models of psoriasis with a selective orally-administered CCR6 inhibitor. Genetically modified mice demonstrate that psoriatic lesions do not progress in mice lacking chemokine receptor CCR6. CCL20, the only known chemokine ligand for CCR6, is highly expressed in psoriatic plaques. Our potent, orally bioavailable small-molecule inhibitor of CCR6 ameliorated skin inflammation in the IL-23 and imiquimod induced models of psoriasis, and in the IL-36 induced model representative of rare form of psoriasis referred to as generalized pustular psoriasis. Results from this work were published as a peer reviewed journal article in the Journal of Immunology in January 2019. CCR6 antagonists present a novel therapeutic approach to treating multiple forms of psoriasis.

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

As of December 31, 2019, our patent estate, on a worldwide basis, included approximately 905 issued or allowed patents and approximately 420 pending patent applications. As of December 31, 2019, there were approximately 122 issued or allowed patents and 57 patent applications pending for avacopan, our lead drug candidate in the C5aR program. As of December 31, 2019, with respect to our drug candidates in the CCR2 program, we had approximately 89 issued or allowed patents and 88 patent applications pending worldwide relating to their chemical composition or use thereof. As of December 31, 2019, with respect to the CCR1 and CCR9 chemokine receptors, we had approximately 431 issued or allowed patents and 91 patent applications pending worldwide relating to their chemical composition or use thereof. As of December 31, 2019, we had approximately 260 patents issued or pending for our other preclinical-stage compounds in the PD-L1, C5aR, CXCR7, CCR4, CXCR2 and CCR6 programs.

Avacopan, our lead drug candidate in the C5aR program, is covered by an issued patent in the United States for the composition-of-matter of avacopan and pharmaceutical compositions thereof, which will expire in 2031 (not including patent term extension that may be available to extend the term of the patent). Avacopan is also covered by an additional issued patent in the United States with an expiration date of 2029. Avacopan is covered by an issued patent in Europe (covering avacopan’s composition-of-matter, compositions and certain methods of use) with an expiration date of 2029 (not including a supplementary protection certificate that may be available to extend the term of the patent). Additionally, avacopan is covered by issued patents in several jurisdictions including Australia, Canada, China, Hong Kong, India, Israel, Japan, Mexico, Russia, Singapore, South Africa, South Korea and Taiwan. These issued patents will expire in 2029 (not including patent term extensions or supplementary protection certificates that may be available in some countries). Patent applications are pending in other countries including Brazil which, if issued, are anticipated to expire in 2029 (not including patent term extensions or supplementary protection certificates that may be available). We have patent applications pending covering certain synthetic methods related to making avacopan, which, if issued, are anticipated to expire in 2035. More recent patent application filings in the avacopan family are directed towards specific therapeutic indications, formulations, and certain solid forms, which, if issued, are anticipated to expire between 2037 and 2039.

CCX140 is covered by three issued patents in the United States for the composition-of-matter of CCX140 and pharmaceutical compositions thereof that will expire in 2026, 2028 and 2029, respectively (not including patent term extension that may be available to extend the term of the granted patents). CCX140 is also covered by four additional issued patents in the United States (covering certain methods of use) that will expire in 2026 (one patent) and 2028 (three patents). One of the patents expiring in 2028 mentioned above includes claims directed to both compositions and methods of use with CCX140. CCX140 is also covered by certain issued patents in Europe (covering CCX140 composition-of-matter and certain methods of use) that will expire in 2026 and 2028, respectively (not including a supplementary protection certificate that may be available to extend the term of the patents). CCX140 is covered by certain issued patents in several jurisdictions including Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Mexico, South Africa and South Korea, covering CCX140 composition-of-matter. These issued patents will expire in 2028 (not including patent term extensions or supplementary protection certificates that may be available in some countries). We have patent applications pending covering certain methods of use, which, if issued, are anticipated to expire in 2037.

CCX872 is covered by two issued patents in the United States for the composition-of-matter of CCX872 and pharmaceutical compositions thereof that will expire in 2026, respectively (not including patent term extension that may be available to extend the term of the granted patents). We have three granted patents in the United States covering certain methods of use that will expire in 2037 (not including patent term extension that may be available to extend the term of the granted patents). We have six pending application covering certain methods of use, which, if issued, are anticipated to expire between 2037 and 2038.

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

Competition

We compete in the pharmaceutical, biotechnology and other related markets that address ANCA vasculitis, HS, C3G, FSGS and other renal diseases, rheumatoid arthritis, psoriasis, other autoimmune diseases and inflammatory disorders, and cancer. We face significant competition from many pharmaceutical and biotechnology companies that are also researching and selling products designed to address these markets. Many of our competitors have materially greater financial, manufacturing, marketing, research, and drug development resources than we do. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

It is possible that our competitors will develop and market drugs that are less expensive and more effective than our drug candidates, or that will render our drug candidates obsolete. It is also possible that our competitors will commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates.

Avacopan, our C5aR inhibitor, if approved for marketing by the FDA or other regulatory agencies for the treatment of ANCA vasculitis, might compete with current treatments, such as prednisone, CYC, RTX, azathioprine, methotrexate, and mycophenolate mofetil. If avacopan is approved for marketing by the FDA or other regulatory agencies for the treatment of C3G, avacopan might compete with treatments that are in development. If avacopan were approved for the treatment of HS, it would potentially compete with adalimumab (Humira®) or other TNF-alpha antibodies which physician sometimes prescribe off-label for the treatment of HS.

CCX140, our lead CCR2 inhibitor, if approved for marketing by the FDA or other regulatory agencies for the treatment of FSGS, might compete with treatments commonly used for type 2 diabetes and hypertension patients, RAAS inhibitors, are commonly prescribed treatments used to reduce blood pressure and preserve kidney function, reducing the progression of the disease. Other commercially available treatment options for FSGS include steroids, RAAS inhibitors, cyclosporine, mycophenolate mofetil (Cellcept®, Myortic®), tacrolimus (Prograf®), CYC (Cytoxan®), RTX, ACTHAR®, sirolimus (Rapamycin®, Rapamune®), and Liposorber® LA-15 System. If CCX140 is approved for marketing by the FDA or other regulatory agencies for the treatment of FSGS, CCX140 might compete with treatments that are in development.

CCX872, our other CCR2 inhibitor, if approved by the FDA or other regulatory agencies for the treatment of pancreatic cancer, might compete with treatments that are currently available, such as chemotherapeutic drugs including gemcitabine and nab-paclitaxel, or new treatments in development.

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

Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include, but are not limited to, AbbVie, Alexion, Amgen, AstraZeneca, Aurinia, Bayer, Biogen, Elan, GlaxoSmithKline, Johnson & Johnson, Mallinckrodt, Merck, Merck Serono, Novartis, Pfizer, Retrophin, Roche/Genentech, Sanofi, Sarfez, Takeda and Teva. In addition, in some instances we may face competition from companies that sell generic versions of approved drugs that are part of the current SOC. Many or all of these established competitors are also involved in research and drug development regarding various chemokine receptors. Pharmaceutical and biotechnology companies which are known to be involved in chemokine and chemoattractant research and related drug development include, but are not limited to, Pfizer, GlaxoSmithKline, Bristol-Myers Squibb, Merck, Takeda, Sanofi, Incyte, Alexion, Allergan, Appellis, Omeros, InflaRx, Dimerix, X4 Pharmaceuticals, Mitsubishi Tanabe, Biolinerx, Akari Therapeutics and UCB Pharma, among others. These companies and others also compete with us in recruiting and retaining qualified scientific and management personnel, and in acquiring technologies complementary to, or necessary for, our programs.

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

For clinical supply, we purchase quantities of our drug candidates from our contract manufacturers pursuant to purchase orders that we place with them. If we were unable to obtain sufficient quantities of drug supply or receive raw materials in a timely manner, or secure the manufacturing and release of drug product by the contract manufacturer, we could be required to delay our ongoing clinical trials as we seek, engage and enable alternative manufacturers, which would be costly and time-consuming.

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

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act and the FDA’s implementing regulations. If we fail to comply with applicable FDA or other requirements at any time during the drug development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an investigational new drug, or IND, application which must become effective before human clinical trials in the United States may begin;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice requirements, or GCP, to establish the safety and efficacy of the drug candidate for each proposed indication;

•	submission to the FDA of a new drug application, or NDA;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP regulations, and of selected clinical investigation sites to assess compliance with GCP; and

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

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be used. Each protocol must be submitted to the FDA as part of the IND. An independent institutional review board, or IRB, for each medical center proposing to conduct a clinical trial must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP requirements, including the requirements for informed consent.

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

Once the FDA approves an NDA, or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the drug reaches the market. Where a withdrawal may not be appropriate, the FDA still may seize existing inventory of such drug or request a recall of any drug already on the market. In addition, the FDA may require testing, including Phase IV clinical trials and surveillance programs to monitor the effect of approved drugs which have been commercialized. The FDA has the authority to prevent or limit further marketing of a drug based on the results of these post-marketing programs.

Expedited Development and Review Programs

A sponsor may also seek approval of its drug candidates under programs designed to accelerate the FDA’s review and approval of NDAs. For instance, a sponsor may seek FDA designation of a drug candidate as a “fast track product.” Fast track products are those products intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for such disease or condition. If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for submission to the FDA of the remaining information. In some cases, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that are shown to provide a meaningful therapeutic benefit over existing treatments may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Approvals of this kind, referred to as accelerated approvals, typically include requirements for appropriate post-approval Phase IV clinical trials to validate the surrogate endpoint or otherwise confirm the effect of the clinical endpoint.

In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established a category of drugs referred to as “breakthrough therapies.” A sponsor may seek FDA designation of a drug candidate as a “breakthrough therapy” if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation provides all of the benefits of fast track designation, but provides for more intensive FDA guidance on efficient drug development.

Drug candidates designed to prevent, diagnose, or treat serious diseases or conditions may also be eligible for “priority review,” or review within a six-month timeframe from the date an NDA for a new molecular entity is accepted for filing, if a sponsor shows that its drug candidate, if approved, would provide a significant improvement in safety or effectiveness over existing therapies.

Fast track designation, breakthrough therapy designation and priority review do not change the standards for approval, but may expedite the development or approval process. When appropriate, we intend to seek fast track designation, accelerated approval, breakthrough therapy designation and priority review, as applicable, for our drug candidates. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act, was signed into law. The Affordable Care Act substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which have impacted existing government healthcare programs and resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Additionally, the Affordable Care Act:

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or the Jobs Act, was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Jobs Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, if any, or other efforts to challenge, repeal or replace the Affordable Care Act will impact the law or our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, American Taxpayer Relief Act of 2012, or the ATRA, was enacted, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. The full impact on our business of the Affordable Care Act and other new laws is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our drugs if commercialized.

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

Some third-party payors also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse health care providers who use such therapies. In order to secure coverage, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the drug product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, drug products may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a drug product could reduce physician utilization and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the drug product, and the level of coverage and reimbursement can differ significantly from payor to payor. Even if favorable coverage and reimbursement status is attained for a drug product, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, reimbursement of drug products is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory approval for a drug product and may require conduct a clinical trial that compares the cost effectiveness of our drug products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization efforts. Third-party payors are challenging the prices charged for drug products and services, and many third-party payors limit reimbursement for newly-approved drug products. Recent budgetary pressures in many EU countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates. If budget pressures continue, governments may implement additional cost-containment measures. Cost-control initiatives could decrease the price we might establish for products that we may develop or sell, which would result in lower product revenues or royalties payable to us. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our drug products.

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

Other Healthcare Laws and Regulations

We are also subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in significant civil monetary penalties. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines and individual imprisonment. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

•

the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federal healthcare programs that are false or fraudulent. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose significant civil fines and penalties, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•

federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal Physician Sunshine Act, which requires certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, to report annually to CMS, information related to payments and other transfers of value to physicians, which is defined broadly to include other healthcare providers and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in significant civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in significant civil monetary penalties, criminal penalties and/or imprisonment. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Employees

As of December 31, 2019, we had 82 full-time employees, 32 of whom hold Ph.D.s, M.D.s or both. Of our total workforce, 61 employees are engaged in research and development, and 21 employees are engaged in business development, finance, legal, human resources, facilities, information technology administration and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe that our relations with our employees are good.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. Our net (loss) income for the years ended December 31, 2019, 2018 and 2017 was $(55.5) million, $(38.0) million and $17.9 million, respectively. As of December 31, 2019, we had an accumulated deficit of $430.0 million. We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to increase in the near term as we continue to conduct clinical trials for avacopan, CCX140, and CCX872 and conduct research and development of our other drug candidates. To date, we have derived all of our revenues from upfront fees and milestone payments, other payments pursuant to our collaboration agreements and government grants and contracts for research and development. For example, in May 2016 and December 2016, we entered into collaboration and license agreements with Vifor (International) Ltd. and/or its affiliates, or collectively, Vifor, for the commercialization of avacopan and CCX140, respectively. In addition, if approved, we expect to incur significant costs to commercialize our drug products and our drug products may never gain market acceptance. If our drug candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

If we are unable to obtain regulatory approval to market avacopan or other drug products in the United States and foreign jurisdictions, we will not be permitted to commercialize such drug products.

We plan to seek regulatory approval for avacopan in ANCA vasculitis, including submission of a new drug application, or NDA, to the FDA in mid-2020. Before receiving regulatory approval to market a drug product, we must demonstrate with substantial clinical evidence to the satisfaction of the FDA or other regulatory authority that the drug product is safe and effective in the patient population and the indication that will be treated. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, adverse publicity, as well as other regulatory action against our potential drug products or us.

If regulatory approval of a drug product is granted, such approval will be limited to those indications or disease states and conditions for which the drug product is demonstrated through clinical trials to be safe and effective. We cannot assure you that any drug product developed by us, alone or with others, will be demonstrated to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive regulatory approval.

Outside the United States, our ability, or that of our collaborative partners, to market a drug product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks and costs associated with FDA approval described above and may also include additional risks and costs, such as the risk that such foreign regulatory authorities, which often have different regulatory and clinical trial requirements, interpretations and guidance from the FDA, may require additional clinical trials or results for approval of a drug candidate, any of which could result in delays, significant additional costs or failure to obtain such regulatory approval. For example, there can be no assurance that we or our collaborative partners will not have to provide additional information or analysis, or conduct additional clinical trials, before receiving approval to market drug candidates.

Even if we obtain regulatory approval for avacopan in ANCA vasculitis, or for any of our other drug candidates for other indications, we or our collaborative partners will still face extensive regulatory requirements and our drug products may face future development and regulatory difficulties.

Even if we obtain regulatory approval for avacopan or any of our other drug candidates, our products and manufacturing operations will remain subject to continual review by the FDA, the EMA and EU Member State Competent Authorities, and/or non-U.S./non-EU regulatory authorities. Any regulatory approval that we receive for our drug candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. The FDA and the EMA also have authority to require a risk evaluation and mitigation strategy, or REMS, or risk management plan, as part of an NDA, CMA, marketing authorization application, or MAA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria or requiring treated patients to enroll in a registry. In addition, if the FDA, the EMA, EU Member State Competent Authorities, and/or non-U.S./non-EU regulatory authorities approve any of our drug candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA, the EMA, EU Member State Competent Authorities, and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. The FDA and the EMA, the European institutions and the EU Member State Competent Authorities, strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or the European Commission as reflected in the product's approved labeling. If we receive regulatory approval for any of our drug candidates, physicians may nevertheless prescribe our products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such unapproved uses, we may become subject to significant liability and government fines.

In addition, manufacturers of drug products are required to comply with current good manufacturing practice, or cGMP, regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must authorize manufacturing facilities before they can be used to manufacture our drug products, and such facilities will remain subject to continual review and periodic inspections by the FDA, the EMA, EU Member State Competent Authorities, and other regulatory authorities for compliance with cGMP regulations.

If we or a regulatory authority discovers previously unknown problems with a drug product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the drug product is manufactured, a regulatory authority may impose restrictions on that drug product, the manufacturer or us, including imposition of a REMS, or similar risk management measures, or requesting recall or withdrawal of the drug product from the market or suspension of manufacturing. If we, our drug products or the manufacturing facilities for our drug products fail to comply with regulatory requirements of the FDA, the EMA, the EU institutions, the EU Member State Competent Authorities and/or other non-U.S./non-EU regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including:

•	warning letters, untitled letters or other communications asserting that we are in violation of law;
•	injunctions, civil or criminal penalties or monetary fines;
•	suspension or withdrawal of regulatory approvals;
•	suspension of ongoing clinical trials;

•	restrictions on operations, including costly new manufacturing requirements;
•	refusal to approve pending applications seeking regulatory approval for new drugs or supplements to approved applications submitted by us;
•	product recalls;
•	drug product detentions or seizures; or
•	refusal to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may delay or inhibit our ability to successfully commercialize our products and generate revenues.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States, the EU or in other countries or jurisdictions. For example, certain policies of President Trump’s administration may impact our business and industry. Namely, the current administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. It is difficult to predict how these changes will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

If any of our drug candidates receives regulatory approval and we or others later identify undesirable side effects caused by the drug candidate, our ability to market and derive revenue from the drugs could be compromised.

If any of our drug candidates receives regulatory approval and we or others later identify undesirable side effects caused by one of our drugs, any of the following adverse events could occur:

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

Even if we obtain FDA or other regulatory approvals, our drug products may not achieve market acceptance among physicians, patients and third-party payors and, ultimately, may not be commercially successful. Market acceptance of our drug candidates for which we receive approval depends on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;
•	the clinical indications for which the drug is approved;
•	acceptance by physicians, major operators of clinics and patients of the drug as a safe and effective treatment;
•	the potential and perceived advantages of our drug products over alternative treatments;
•	the willingness of physicians and healthcare organizations to change their current treatment practices;
•	the price we charge for our drug products;
•	the cost of treatment in relation to alternative treatments;
•	the availability of adequate reimbursement and pricing by third parties and government authorities;
•	relative convenience and ease of administration;
•	the prevalence and severity of adverse side effects; and
•	the effectiveness of our sales and marketing efforts.

Any failure by our drug candidates that obtain regulatory approval to achieve market acceptance, or our drug products, if any, to achieve commercial success, would adversely affect our financial results.

Forecasting potential sales for any of our drug candidates will be difficult, and if our projections are inaccurate, our business may be harmed and our stock price may be adversely affected.

Our business planning requires us to forecast or make assumptions regarding product demand and revenues for any of our drug candidates if they are approved, despite numerous uncertainties. These uncertainties may be increased if we rely on our collaborators or other third parties to conduct commercial activities in certain jurisdictions and provide us with accurate and timely information. Actual results may differ materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:

•	the efficacy and safety of our drug products, if any, including as relative to marketed products and drug candidates in development by third parties;
•	pricing (including discounting and other promotions), reimbursement, product returns or recalls, competition, labeling, adverse events and other items that impact commercialization;
•	the rate of adoption in the particular market, including fluctuations in demand for various reasons;
•	potential market size;
•	lack of patient and physician familiarity with the drug product;
•	lack of patient use and physician prescribing history;
•	lack of commercialization experience with the drug product; and
•	uncertainty relating to when the drug may become commercially available to patients and rate of adoption.

We expect that our revenues from sales of our drug products, if any, will be based in part on estimates, judgment and accounting policies. Any incorrect estimates or disagreements with regulators or others regarding such estimates, judgment or accounting policies may result in changes to our guidance, projections or previously reported results. Expected and actual product sales and quarterly and other results may greatly fluctuate, including in the near-term, and such fluctuations can adversely affect the price of our common stock, perceptions of our ability to forecast demand and revenues, and our ability to maintain and fund our operations.

We are in the early stages of developing our sales and marketing infrastructure in the United States. If we are unable to develop a sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our future products.

We are in the early stages of developing our sales and marketing infrastructure in the United States and have no history of selling, marketing or distributing therapeutic products. In order to market any products that may be approved by the FDA, EMA or other comparable regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities, or make arrangements with third parties to perform these services. We have entered into the Avacopan Agreement and the CCX140 Agreement with Vifor for development and commercialization of avacopan and CCX140 outside of the United States. We retain commercialization rights to avacopan and CCX140 in the United States. To the extent we rely on third parties such as Vifor for marketing and distributing our approved products, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control and our product revenue is likely to be lower than if we directly marketed or sold our products. Future collaborators may fail to develop or effectively commercialize our drug candidates because they cannot obtain necessary regulatory approvals, development or commercialization is not commercially reasonable, they elect to pursue competitive products outside of the collaboration, or for other reasons. If we are unable to enter into arrangements with third parties to commercialize any approved products on acceptable terms or at all, we may not be able to successfully commercialize our future products or we will have to market these products ourselves, which will be expensive and require us to build our own commercial infrastructure, which we do not have experience doing. We cannot assure you we will be successful in any of these initiatives. If we are not successful in commercializing our future products, either on our own or through collaborations with third parties, any future product revenue will be materially adversely affected.

The development of new drugs is a highly risky undertaking which involves a lengthy process, and our drug discovery and development activities therefore may not result in products that are approved for marketing and sale by the applicable regulatory authorities on the time schedule we have planned, or at all, or result in substantial payments to us.

Many of our drug candidates are in the early stages of drug discovery or clinical trials and are prone to the risks of failure inherent in drug development. We will need to conduct significant additional preclinical studies and clinical trials for many of our drug candidates before we can demonstrate that such drug candidates are safe and effective to the satisfaction of the FDA, the EMA and other regulatory authorities. Preclinical studies and clinical trials are expensive and uncertain processes that take years to complete. For example, we incurred significant expenses related to the IND filing and the completed single ascending dose Phase I clinical trial for CCX915, our first generation CCR2 drug candidate, which did not advance into Phase II clinical trials because its pharmacokinetic, or PK, properties in humans did not meet our expectations. Failure can occur at any stage of the process, and we cannot assure you that any of our drug candidates will demonstrate safety and efficacy in clinical trials or result in commercially successful products. While we intend to file integrated regulatory submissions in 2020 with the EMA and FDA for full (unconditional) regulatory approval of avacopan for the treatment of ANCA vasculitis, we can provide no assurance that we will receive such approval.

We cannot assure you that our ongoing clinical trials or any future clinical trial of any of our other drug candidates will be completed on schedule, or at all, or whether our planned clinical trials will start in a timely manner. The commencement of our planned clinical trials could be substantially delayed or prevented by a number of factors, including:

•	delays or failures in obtaining sufficient quantities of the active pharmaceutical ingredient, or API, and/or drug product;
•	delays or failures in reaching agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites;
•	delays or failures in obtaining institutional review board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site;
•	the need to successfully complete, on a timely basis, preclinical safety pharmacology or toxicology studies;

•	the limited number of, and competition for, suitable sites to conduct the clinical trials;
•	the limited number of, and competition for, suitable patients for enrollment in the clinical trials;
•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies; or
•	obtaining regulatory authorizations to commence a trial.

The completion of our clinical trials could also be substantially delayed or prevented by a number of factors, including:

•	changes to clinical trial protocols;
•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trials;
•	failure of our third party vendors to timely or adequately perform their contractual obligations relating to the clinical trials or in accordance with regulatory requirements;
•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;
•	inability to monitor patients adequately during or after treatment;
•	termination of the clinical trials by one or more clinical trial sites;
•	unforeseen safety issues;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•	subjects choosing an alternative treatment for the indication for which we are developing our drug candidates, or participating in competing clinical trials;
•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
•	lack of efficacy demonstrated during clinical trials;
•	lack of adequate funding to continue the clinical trials;
•	the need for unexpected discussions with the FDA, EMA or other foreign regulatory agencies regarding the scope or design of our clinical trials or the need to conduct additional trials;
•	unforeseen delays by the FDA, EMA or other foreign regulatory agencies after submission of our results;
•

a facility manufacturing our drug candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down; any changes to our manufacturing process that may be necessary or desired; or

•

third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs or ethics committees of the institutions in which such trials are being conducted, the Data Safety Monitoring Board, or DSMB, for such trial or the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

Further, chemokine receptors and chemoattractant receptors are a novel class of targets. As a result, we may experience unforeseen adverse side effects with our existing and future drug candidates, including avacopan and CCX140. As of the date of this Annual Report on Form 10-K, nine of our drug candidates have been tested in human beings. Although we have not observed material safety concerns in prior studies of our drug candidates, later trials could reveal unforeseen adverse events. The safety PK results from preclinical studies may not be indicative of results observed in subsequent clinical trials. For example, prior to commencing our preclinical studies of our CCX140 drug candidate, we studied another drug candidate that targeted CCR2, which we abandoned after PK results were not as favorable in humans as in earlier preclinical animal studies. We have not completed studies on the long-term effects associated with the use of our drug candidates. Completion of studies of these long-term effects may be required for regulatory approval and would delay our introduction of our drug candidates into the market. These studies could also be required at any time after regulatory approval of any of our drug candidates. Absence of long-term data may also limit the approved uses of our products, if any, to short-term use. Some or all of our drug candidates may prove to be unsafe for human use.

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or other comparable regulatory authorities. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Given the serious nature of the conditions we are treating in our clinical trials, and the multiple concomitant medications including our active drug candidates that our patients are treated with, side effects (such as nausea, diarrhea, infections, hepatic enzyme elevations, and possible allergic reactions) have been reported in our clinical studies. While such disorders may be found to be not related to our drug candidates, such events may create a negative safety perception. Even if any of our drug candidates receives regulatory approval, as greater numbers of patients use a drug following its approval, an increase in the incidence or severity of side effects or the incidence of other post-approval problems that were not seen or anticipated during pre-approval clinical trials could result in a number of potentially significant negative consequences, including that regulatory authorities may withdraw their approval of the product, regulatory authorities may require the addition of labeling statements, such as “black box” warnings or contraindications, or impose additional safety monitoring or reporting requirements, we may be required to change the way the product is administered or conduct additional clinical trials, we may be required to implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients, we could be sued and held liable for harm caused to patients, and our reputation may suffer. Any of these events could substantially increase the costs and expenses of developing, commercializing and marketing any such drug candidates or could harm or prevent sales of any approved products.

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, in November 2019, we announced positive topline data from our ADVOCATE study and are currently conducting a more comprehensive review of the data.

We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our drug products may be harmed, which could harm our business, operating results, prospects or financial condition.

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

In addition, the execution of preclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. In most cases, these third parties may terminate their agreements with us upon 30 days’ prior written notice of a material breach by us that is not cured within 30 days. Many of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency or our failure to comply with applicable laws. In general, these agreements require such third parties to reasonably cooperate with us at our expense for an orderly winding down of services of such third parties under the agreements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCP, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be costly, and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the drug candidate being tested in such trials.

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

As of December 31, 2019, we had approximately $203.3 million in cash, cash equivalents, restricted cash and investments, excluding the $100.0 million we may borrow under the Restated Credit Facility. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, March 10, 2020. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

We have entered into an amended and restated loan and security agreement, or credit facility, with Hercules Capital, Inc., or Hercules, which is secured by substantially all of our assets, excluding intellectual property, pursuant to which we may borrow up to an aggregate principal amount of $120.0 million, subject to certain terms and conditions. The outstanding principal balance under the credit facility was $20.0 million at December 31, 2019.

The credit facility also includes customary affirmative and negative covenants and events of default, the occurrence and continuance of which provide Hercules with the right to demand immediate repayment of all principal and unpaid interest under the credit facility, and to exercise remedies against us and the collateral securing the credit facility. These events of default include, among other things: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the credit facility or other loan documents on a timely basis; (iii) failure to observe any covenant or secured obligation under the credit facility, which failure, in most cases, is not cured within 15 days; (iv) occurrence of an event that could reasonably be expected to have a material adverse effect; (v) material misrepresentations; (vi) occurrence of any default under any other agreement involving indebtedness in excess of $1,000,000 or the occurrence of a default under any agreement that could reasonably be expected to have a material adverse effect on us; and (vii) certain money judgments being entered against us or any portion of our assets are attached or seized.

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

The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

The FDA granted orphan drug designation for avacopan for the treatment of C3G and ANCA vasculitis, including granulomatosis with polyangiitis or Wegener’s granulomatosis, microscopic polyangiitis, and Churg-Strauss syndrome. In November 2014, the European Commission granted orphan drug designation for avacopan for the treatment of granulomatosis with polyangiitis or Wegener’s granulomatosis and microscopic polyangiitis, and, in June 2017, for the treatment of C3G. However, we cannot assure you that we will be able to obtain or maintain orphan drug exclusivity for avacopan, if it is approved for the treatment of C3G and/or ANCA vasculitis in any jurisdiction, in a timely manner or at all, or that a competitor will not obtain orphan drug exclusivity that could block the regulatory approval of avacopan for several years. If we are unable to obtain or maintain orphan drug exclusivity in the United States or the EU, our ability to generate sufficient revenues may be negatively affected. If a competitor is able to obtain orphan drug exclusivity that would block avacopan’s regulatory approval, our ability to generate revenues would be significantly reduced, which would harm our business prospects, financial condition and results of operations.

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

We currently rely on a single source supplier for API and drug product for each of our drug candidates. In the event that we and our suppliers cannot agree to the terms and conditions for them to provide some or all of our API clinical and commercial supply needs, or if any single source supplier terminates the agreement in response to a breach by us, or if a supplier is not able to timely provide us with API and drug product, we would not be able to manufacture the API on a commercial scale until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, drug candidates. For example, public health epidemics, such as the ongoing coronavirus outbreak, may impact the ability of our existing or future suppliers to provide us with preclinical study or clinical trial materials.

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

As of December 31, 2019, we had 82 full-time employees. We will need to continue to expand our commercial, managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	build our sales, marketing and distribution capabilities;
•	manage our clinical trials effectively;
•	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators, government agencies and other third parties;
•	continue to improve our operational, financial and management controls, reporting systems and procedures; and
•	identify, recruit, maintain, motivate and integrate additional employees.

We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than us.

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the pharmaceutical, biotechnology and other related markets that are researching and marketing products designed to address autoimmune diseases, inflammatory disorders, and cancer. Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include, but are not limited to, AbbVie, Alexion, Amgen, AstraZeneca, Aurinia, Bayer, Biogen, Elan, GlaxoSmithKline, Johnson & Johnson, Mallinckrodt, Merck, Merck Serono, Novartis, Pfizer, Retrophin, Roche/Genentech, Sanofi, Takeda and Teva. In addition, in some instances we may face competition from companies that sell generic versions of approved drugs that are part of the current SOC. Many or all of these established competitors are also involved in research and drug development regarding various chemokine receptors. Pharmaceutical and biotechnology companies which are known to be involved in chemokine and chemoattractant research and related drug development include, but are not limited to, Pfizer, GlaxoSmithKline, Bristol-Myers Squibb, Merck, Takeda, Sanofi, Incyte, Alexion, Allergan, Appellis, Omeros, InflaRx, Dimerix, X4 Pharmaceuticals, Mitsubishi Tanabe, Biolinerx, Akari Therapeutics and UCB Pharma, among others.

We are developing small molecule therapeutics that will compete with other drugs and alternative therapies that are currently marketed or are being developed to treat ANCA vasculitis, C3G, HS, FSGS and other renal disease, other autoimmune diseases, metabolic diseases, inflammatory disorders, and cancer. Similarly, other future drug candidates we are pursuing would compete against numerous existing and established drugs and potentially against other novel drugs and therapies that are currently in development. See “Item 1. Business—Competition.” We also anticipate that we will face increased competition in the future as new companies enter into our target markets and scientific developments surrounding the chemokine system continue to develop.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants, vendors and collaboration partners may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: FDA regulations, including those that require the reporting of true, complete and accurate information to the FDA; manufacturing standards we have established; federal and state healthcare fraud and abuse laws and regulations; and laws that require the reporting of true, complete and accurate financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These activities could also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, such as the onging coronavirus outbreak, and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our corporate headquarters is located in California and certain clinical sites for our drug candidates, operations of our existing and future partners and suppliers are or will be located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant partners, suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural or manmade disaster.

Risks Related to Intellectual Property

Our proprietary rights may not adequately protect our technologies and drug candidates. If we are unable to protect our drug candidates and our intellectual property rights, it may materially adversely affect our position in the market.

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for our technologies, intellectual property and drug candidates in the United States and other countries. Our patent estate, on a worldwide basis, includes approximately 905 issued or allowed patents and approximately 420 pending patent applications. There are approximately 122 issued or allowed patents and 57 patent applications pending for avacopan, our lead drug candidate in the C5aR program. With respect to our drug candidates in the CCR2 programs, we have approximately 89 issued or allowed patents and 88 patent applications pending worldwide relating to their chemical composition or use thereof. With respect to the CCR1 and CCR9 chemokine receptors, we have approximately 431 issued or allowed patents and 91 patent applications pending worldwide relating to their chemical composition or use thereof. We have approximately 260 patents issued or pending for our other preclinical-stage compounds in the PD-L1, C5aR, CXCR7, CCR4, CXCR2 and CCR6 programs. We cannot assure you that any of our patent applications will result in issued patents. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patent rights that we license from others, may be challenged in the courts or patent offices in the United States and abroad. Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action or similar proceedings in court or before patent offices in the United States or foreign jurisdictions for a given period after allowance or grant, during which time third parties can raise objections against such patents. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, all of which could limit our ability to stop others from using or commercializing similar or identical drug products, or limit the duration of the patent protection of our drug products and candidates.

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

Changes in patent law in the United States or in other countries could diminish the value of patents in general, thereby impairing our ability to protect our drug products and candidates.

Our patent rights may be affected by developments or uncertainty in the United States’ or other jurisdictions’ patent statutes, patent case law, USPTO rules and regulations or the rules and regulations of other jurisdictions’ patent offices.

There are a number of recent changes to United States patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application is typically entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in post-grant proceedings including opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. In addition, the United States Congress may pass additional patent reform legislation that is unfavorable to us.

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

We may become subject to third parties’ claims alleging infringement of patents and proprietary rights or seeking to invalidate our patents or proprietary rights, which would be costly, time-consuming and, if successfully asserted against us, delay or prevent the development and commercialization of our products.

Intellectual property litigation, and patent litigation in particular, is expensive, complex and lengthy and its outcome is difficult to predict. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We may be subject to third-party claims in the future against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or drug candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly. For example, for hidradenitis suppurativa, or HS, InflaRx GmbH holds patents regarding methods of use to treat HS with agents that inhibit C5a activities. While we believe that these patents may not be enforceable, may be invalidated, or may be limited in scope, such patents could potentially affect the use of avacopan to treat hidradenitis suppurativa. If we are unable to invalidate or challenge such patents for hidradenitis suppurativa, we may need to obtain a license to commercialize avacopan in that indication. Such a license, if necessary, could require us to make royalty or other material payments to InflaRx GmbH.

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

Some of our existing drug candidates, including CCX140, and some of our research and development work were funded, at least in part, by the U.S. government and are therefore subject to certain federal regulations. For example, some of our research and development work on vaccine adjuvants and immunomodulation for biothreat applications was funded by government research grants. In addition, as noted on several of our patents, including U.S. Patent Nos. 7,884,110; 7,622,583; 7,776,877; 8,198,309 and 8.093,247, inventions covering various CCR9 and CCR2 inhibitors were supported at least in part by National Institutes of Health funding (U19-AI056690-01). Under the “march-in” provisions of the Bayh-Dole Act, the government may have the right under limited circumstances to require us to grant exclusive, partially exclusive or non-exclusive rights to third parties for intellectual property discovered through the government funded program. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the new invention or because action is necessary to alleviate health or safety needs of the public. Intellectual property discovered under the government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. Such intellectual property is also subject to a preference for U.S. industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. We plan to apply for additional U.S. government funding, and it is possible that we may discover compounds or drug candidates as a result of such funding. Intellectual property under such discoveries would be subject to the applicable provisions of the Bayh-Dole Act.

Risks Related to Government Regulation

The regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our drug candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, the EMA, the EU institutions (e.g., the European Commission) and the EU Member State Competent Authorities, as well as equivalent authorities and regulatory bodies in other countries, which regulations differ from country to country. We are not permitted to market our drug candidates in the United States until we receive approval of an NDA from the FDA and in the EU until we have received approval from the European Commission or EU Member State Competent Authorities. We have not submitted an application for or received regulatory approval for any of our drug candidates, except in the EU where we have applied to the EMA for a CMA, which we subsequently withdrew, for avacopan in the treatment of patients with ANCA vasculitis. Obtaining approval of an NDA, MAA or CMA can be an expensive, time-consuming and uncertain process. In addition, failure to comply with FDA, EMA and other applicable U.S., EU and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

•	warning letters;
•	civil and criminal penalties;
•	injunctions;
•	withdrawal of approved products;
•	product seizure or detention;
•	product recalls;
•	total or partial suspension of production; and
•	refusal to approve pending NDAs or supplements to approved NDAs, pending CMA or MAAs.

Prior to receiving approval to commercialize any of our drug candidates in the United States, the EU, or in other countries, we must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA, the EMA, and other regulatory authorities abroad, that such drug candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our drug candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA, and other regulatory authorities. Administering any of our drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials of our drug candidates and result in the FDA, the EMA, or other regulatory authorities denying approval of our drug candidates for any or all targeted indications.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We may market future products in international markets. In order to market our future products in the EEA and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

•

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicines that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, and auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

To meet unmet medical needs of patients and in the interest of public health, the EMA may grant, subject to certain specific obligations to be reviewed annually, a CMA, on the basis of less complete data than is normally required. To be eligible for a CMA, a medicinal product must belong to at least one of these categories: (i) be aimed at treating, preventing or diagnosing seriously debilitating or life-threatening diseases; (ii) be intended for use in emergency situations; or (iii) be designated as an orphan medicine. Further, a CMA may only be granted if the EMA finds that all the following requirements are met:

•	the benefit-risk balance of the product is positive;
•	it is likely that the applicant will be able to provide comprehensive data;
•	unmet medical needs will be fulfilled; and
•	the benefit to public health of the medicinal product's immediate availability on the market outweighs the risks due to the need for further data.

In 2016, the EMA launched its Priority Medicines, or PRIME, scheme. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The scheme focuses on medicines that may offer a major therapeutic advantage over existing treatments, or benefit patients without treatment options. These medicines are considered priority medicines by the EMA. To be accepted for PRIME, a medicine has to show its potential to benefit patients with unmet medical needs based on early clinical data. The benefits of a PRIME designation include the appointment of a CHMP rapporteur, before submission of the MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. Obtaining access to PRIME may not result in a materially faster development process, review or approval compared to conventional EMA procedures, nor does access to PRIME assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, in December 2017, the Tax Cuts and Jobs Act was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the Affordable Care Act will impact the Affordable Care Act and our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, the ATRA was enacted, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our potential customers and accordingly, our financial operations.

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

If we obtain approval in one or more non-U.S. jurisdictions for our drug candidates, we will be subject to rules and regulations in those jurisdictions. In some non-U.S. jurisdictions, the reimbursement of drugs and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining regulatory approval of a drug candidate. In addition, market acceptance and sales of our drug candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our drug candidates and may be affected by existing and future health care reform measures.

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

•

the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in significant civil monetary penalties. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including significant criminal fines and imprisonment. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

•

the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government including the Medicare and Medicaid or other federal healthcare programs. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose significant civil fines and penalties, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•

federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal Physician Sunshine Act, which requires certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, to report annually to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in significant civil monetary penalties, for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.

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

Changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

We may be subject to U.S. federal and state and foreign health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the United States Department of Health and Human Services, or HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission, or FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.

In Europe, the European Union General Data Protection Regulation 2016/679, or GDPR, went into effect in May 2018 and introduces strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements. We are also subject to evolving EU laws on data export, as we may transfer personal data from the EU to other jurisdictions. Following Brexit, we will have to comply with the GDPR and the UK GDPR, each regime having the ability to fine up to the greater of €20 million/ £17 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, e.g. how data transfers between EU member states. These changes will lead to additional costs and increase our overall risk. Achieving and sustaining compliance with applicable federal, state and foreign privacy and security laws may prove costly.

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

Stockholders may also be unable to sell their shares of common stock at prices that are attractive to them due to fluctuations in the market price of our common stock. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile. Since the commencement of trading in connection with our initial public offering in February 2012, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2019, the price per share for our common stock on the Nasdaq Global Select Market ranged from a low sale price of $6.16 to a high sale price of $39.75. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including, but not limited to, those described elsewhere in this “Risk Factors” section and the following:

•	results from, and any delays in, clinical trial programs relating to our drug candidates, including the ongoing and planned clinical trials for avacopan, CCX140, CCX872, and other drug candidates;
•	announcements of regulatory approvals or disapprovals of our drug candidates, including avacopan and CCX140, or delays in any regulatory agency review or approval processes;
•	failure or discontinuation of any of our research programs;
•	announcements relating to future collaborations;
•	general economic conditions in the United States and abroad;
•	acquisitions and sales of new products, technologies or business;
•	delays in the commercialization of any of our drug candidates;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
•	the issuance of new or changed securities analysts’ reports or recommendations regarding us, our competitors or our industry in general;
•	actual and anticipated fluctuations in our quarterly operating results;
•	disputes concerning our intellectual property or other proprietary rights;
•	introduction of technological innovations or new products by us or our competitors;
•	manufacturing issues related to our drug candidates for clinical trials or future products for commercialization;
•	market acceptance of our future products;
•	deviations in our operating results from the estimates of analysts, or other analyst comments;
•	third-party payor coverage and reimbursement policies;
•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;

•	FDA, EMA or other U.S. or foreign regulatory actions affecting us or our industry;
•	product liability claims or other litigation or public concern about the safety of our drug candidates or future drugs;
•	our ability to obtain necessary intellectual property licenses;
•	the outcome of any future legal actions to which we are party;
•	sales of our common stock by our officers, directors or significant stockholders;
•	additions or departures of key personnel; and
•	other external factors, including natural disasters and other crises.

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

As of December 31, 2019, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 64% of our outstanding common stock. Accordingly, these stockholders, acting as a group, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. If our stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2019, we had 60,234,784 shares of common stock outstanding. Of these shares, approximately 37,800,624 are freely tradeable, without restriction, in the public market. In addition, approximately 19,311,612 of the outstanding shares of common stock are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, with respect to shares held by directors, executive officers and other affiliates. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. If additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our common stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, pursuant to our collaboration and license agreement with Vifor in May 2016 for the commercialization of avacopan, we entered into a stock purchase agreement with Vifor for the purchase of 3,333,333 unregistered shares of our common stock at a price of $7.50 per share. In 2019, we sold 6,491,196 shares of our common stock pursuant to an equity distribution agreement for net proceeds of $73.3 million. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

Our employment agreements with certain of our executive officers may require us to pay severance benefits to any of those persons who are terminated in connection with a change of control of us, which could harm our financial condition or results.

Certain of our executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $4.8 million for severance and other benefits and acceleration of vesting of stock awards with an intrinsic value of $45.2 million as of December 31, 2019 in the event of a termination of employment in connection with a change of control of us. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. As of January 2020, we had research coverage by six securities analysts. In the event one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

On January 31, 2020, the United Kingdom withdrew from the European Union, following its referendum in June 2016. The terms of the United Kingdom’s withdrawal from the EU provide for a transitional period until December 31, 2020, during which the status quo is maintained and the UK government will attempt to negotiate the terms of its future relationship with the EU. Nevertheless, the withdrawal has created significant uncertainty about the future relationship between the United Kingdom and the EU, including with respect to the laws and regulations that will apply as the United Kingdom determines which EU laws to replace or replicate. The withdrawal has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Mountain View, California, where we lease 35,755 square feet of office and laboratory space. In May 2019, we entered into a third amendment to the lease agreement for the same facility to extend the term of the lease through April 2021. We believe that our existing facilities are adequate for our current needs, as the facility has sufficient laboratory space to house additional scientists to be hired as we expand.

In July 2019, we entered into a ten-year operating lease for a 96,463 square foot facility in San Carlos, California to replace our current headquarters located in Mountain View, California. Subject to landlord consent, we have the right to sublease the facility. After the initial lease term, we also have the option to extend the lease for five years.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CCXI.”

Holders of Common Stock

As of February 28, 2020, there were approximately 36 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2019:

Plan Category	Shares Issuable Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Available for Future Issuance(4)
Equity compensation plans approved by security holders: (1)	9,656,828	$9.44	2,815,443
Equity compensation plans not approved by security holders:	—	—	—
Total	9,656,828	$9.44	2,815,443

(1)

Consists of our Amended and Restated 1997 Stock Option/Stock Issuance Plan, our Amended and Restated 2002 Equity Incentive Plan and our 2012 Equity Incentive Award Plan, our Non-Employee Director Compensation Policy and our Employee Stock Purchase Plan, or ESPP.

(2)	Includes 9,287,901 shares subject to outstanding stock options and 368,927 shares subject to outstanding restricted stock units as of December 31, 2019.
(3)	Calculated exclusive of outstanding restricted stock unit awards.
(4)

Of these shares, 2,192,545 shares were available for stock option awards, restricted stock units and restricted stock awards, and 622,898 were available for the ESPP, in each case as of December 31, 2019.

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

The following graph shows a comparison from December 31, 2014 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2019 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

	12/14	12/15	12/16	12/17	12/18	12/19
ChemoCentryx Inc.	100.00	118.59	108.35	87.12	159.74	579.06
Nasdaq Composite	100.00	106.96	116.45	150.96	146.67	200.49
Nasdaq Biotechnology	100.00	111.77	87.91	106.92	97.45	121.92

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Collaboration and license revenue from related party	$35,952	$42,875	$82,497	$11,435	$—
Grant revenue	176	—	—	500	—
Total revenue	36,128	42,875	82,497	11,935	—
Operating expenses:
Research and development	70,276	62,736	49,495	37,945	33,183
General and administrative	24,155	20,409	16,509	14,710	14,506
Total operating expenses	94,431	83,145	66,004	52,655	47,689
(Loss) income from operations	(58,303)	(40,270)	16,493	(40,720)	(47,689)
Interest income	4,963	3,528	1,370	757	384
Interest expense	(2,149)	(1,224)	(4)	—	—
Net (loss) income	$(55,489)	$(37,966)	$17,859	$(39,963)	$(47,305)

Net (loss) income per share, basic (1)	$(0.98)	$(0.76)	$0.37	$(0.86)	$(1.08)
Net (loss) income per share, diluted (1)	$(0.98)	$(0.76)	$0.36	$(0.86)	$(1.08)
Shares used to compute net (loss) income per share, basic	56,898,478	49,814,162	48,412,531	46,431,501	43,889,677
Shares used to compute net (loss) income per share, diluted	56,898,478	49,814,162	49,615,406	46,431,501	43,889,677

(1)

See Note 2 within the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to compute basic and diluted net (loss) income per share.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents, restricted cash and investments(2)	$203,320	$176,984	$135,220	$123,761	$76,289
Accounts receivable from related party	—	2,058	51,090	30,205	—
Working capital	115,282	116,988	146,893	110,356	66,541
Total assets	209,083	183,310	189,328	155,872	78,155
Long-term debt, net	19,786	19,689	4,676	—	—
Accumulated deficit	(429,986)	(374,497)	(289,200)	(307,059)	(267,096)
Total stockholders’ equity	66,000	14,738	79,267	49,889	72,507

(2)

As of December 31, 2019, amount included restricted cash of $1.1 million which was held as collateral for stand-by letters of credit issued to our landlord in connection with the lease of our new facility in San Carlos, California. See “Note 8. Commitments” within the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information of this lease.

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

Overview

ChemoCentryx is a biopharmaceutical company focused on the development and commercialization of new medications targeted at inflammatory disorders, autoimmune diseases and cancer. Each of our drug candidates is designed to selectively block a specific chemoattractant receptor, leaving the rest of the immune system intact. Our drug candidates are small molecules, which are orally administered, and, if approved, could address unmet medical needs, including improved efficacy, and offer significant quality of life benefits, since patients swallow a capsule or pill instead of having to visit a clinic for an infusion or undergo an injection.

In November 2019, we announced positive topline data from the pivotal Phase III ADVOCATE trial of avacopan, our lead drug candidate that is an orally-administered selective complement 5a receptor inhibitor, for the treatment of patients with anti-neutrophil cytoplasmic antibody-associated vasculitis, or ANCA vasculitis. The ADVOCATE trial compared avacopan with the currently used glucocorticoid (most commonly prednisone) active comparator containing standard of care, or SOC. Subjects in both study arms received background therapy with rituximab or cyclophosphamide. The trial met both of its primary endpoints, showing that avacopan therapy without the need for daily prednisone could achieve disease remission at 26 weeks and sustained remission at 52 weeks, as assessed by the Birmingham Vasculitis Activity Score, or BVAS.  BVAS remission at week 26 in the avacopan treated subjects was numerically superior and statistically non-inferior to the prednisone active comparator SOC control group, where BVAS remission was achieved in 72.3% of the avacopan treated subjects vs. 70.1% of subjects in the prednisone active comparator SOC control group (p<0.0001 for non-inferiority). Sustained remission at 52 weeks was observed in 65.7% of the avacopan treated subjects vs. 54.9% in the prednisone active comparator SOC control group, achieving both non-inferiority and superiority to prednisone active comparator SOC (p=0.0066 for superiority of avacopan). Reduction in overall burden of disease management and improvement in quality of life was also demonstrated through key secondary endpoints, including improved kidney function and reduction of adverse events and illnesses associated with steroids, such as prednisone.

We plan to file a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, in mid-2020 and, if the NDA is approved, to commercialize avacopan in the United States on our own and internationally through our kidney health alliance with Vifor Fresenius Medical Care Renal Pharma Ltd. and its affiliates and sublicensees, or collectively, Vifor. We are also developing avacopan in other indications, including complement 3 glomerulopathy, or C3G, and hidradenitis suppurativa, or HS.

Our next most advanced drug candidate is CCX140, an orally-administered inhibitor of the C-C chemokine receptor known as CCR2. CCX140 is being developed for focal segmental glomerulosclerosis, or FSGS, a rare renal disease characterized by progressive proteinuria (excess protein in the urine) and impaired renal function. We have two ongoing Phase II clinical trials to evaluate CCX140 for the treatment of primary or genetic FSGS, the LUMINA trials, with the LUMINA-1 trial for patients with sub-nephrotic proteinuria, and the LUMINA-2 trial for patients with nephrotic syndrome, for which there are currently no FDA-approved treatments. We expect to report topline data from the LUMINA-1 trial in the second quarter of 2020 and the LUMINA-2 trial in the second half of 2020.

Avacopan (CCX168) - Inhibition of Complement-Mediated Pathways in Orphan Diseases

Avacopan (formerly CCX168) is our lead drug candidate. It is a potential first-in-class, orally-administered molecule that employs a novel, highly targeted mode of action in the treatment of ANCA vasculitis and other complement-driven autoimmune and inflammatory diseases. ANCA vasculitis is an orphan, severe, and often fatal autoimmune disease that is characterized by elevated levels of autoantibodies called anti-neutrophil cytoplasmic autoantibodies and by inflammation that can affect many different organ systems, and commonly involves the kidneys. ANCA vasculitis affects approximately 40,000 to 75,000 people in the United States, with approximately 4,000 new cases each year; similarly, ANCA vasculitis affects approximately 50,000 to 100,000 people in Europe, with approximately 5,000 new cases each year.

We have successfully completed and reported positive topline clinical data from our pivotal Phase III clinical trial of avacopan for the treatment of ANCA vasculitis, known as the ADVOCATE trial. ADVOCATE was a randomized, double-blind, active-controlled worldwide clinical trial which enrolled 331 patients with newly diagnosed or relapsing ANCA vasculitis at over 200 sites in the United States, Canada, Europe, Australia, New Zealand and Japan. The aim of the trial was to assess the safety and efficacy of avacopan in inducing and sustaining remission in patients with ANCA vasculitis.

Avacopan has been granted orphan drug designation by the FDA for the treatment of ANCA vasculitis and by the European Medicines Agency, or EMA, for the treatment of microscopic polyangiitis and granulomatosis with polyangiitis, both forms of ANCA vasculitis. Based on the success of the avacopan clinical studies in ANCA vasculitis, we plan to file an NDA with the FDA in mid-2020 and will support our alliance partner, Vifor, with their filing of applications for regulatory approval internationally.

We plan on building a commercial infrastructure and deploying an appropriately sized specialty field force in the United States to commercialize avacopan in ANCA vasculitis. We expect that our future field force will focus primarily on a subset of rheumatologists and nephrologists who treat this disease. In territories outside of the United States, our partner Vifor would be responsible for the commercialization of avacopan.

Additionally, we launched a registration-supporting clinical trial, the ACCOLADE trial, to study avacopan for the treatment of patients with C3G. C3G disease is an ultra-rare disease of the kidney that is characterized by deposition of the complement fragment known as C3 in the glomeruli, or filtration units of the kidney, leading to inflammatory cell accumulation, potentially leading to significant kidney damage and eventual renal failure. The prevalence of C3G is estimated at two to three per million people or approximately 800 patients in the United States and approximately 2,000 in Europe. We expect to report topline data from the ACCOLADE trial in the second half of 2020.

We also initiated a large placebo-controlled Phase IIb clinical trial, the AURORA trial, for the treatment of patients with moderate-to-severe HS. HS is a chronic, inﬂammatory, debilitating skin disease characterized by recurrent, painful, nodules and abscesses, ultimately leading to the formation of draining fistulas (also known as sinus tracts) as well as scarring. The disease originates from inflammation and occlusion of the hair follicle. Apart from pain, the nodules may rupture, and often extrude a purulent, foul-smelling discharge leading to substantial social embarrassment for these patients. Due to its chronic nature and frequently occurring relapses of the skin lesions, HS has a great impact on the patient’s quality of life, deeply affecting social, working, and psychological aspects. In the United States, the estimated prevalence of moderate-to-severe HS is up to 200,000 patients. In Europe, the number of affected patients is believed to be greater, with higher prevalence. We expect to report topline data from AURORA trial in the third quarter of 2020.

CCX140 - Chronic and Orphan Kidney Diseases

Our second drug candidate in the orphan disease space is CCX140, an inhibitor of the chemokine receptor known as CCR2. CCX140 is an orally-administered small molecule that is highly potent and selective inhibitor of the chemokine receptor known as CCR2. CCX140 has been granted orphan drug designation by the FDA for the treatment of focal segmental glomerulosclerosis, or FSGS. FSGS is a histologic lesion that is associated with the clinical presentation, in children or adults, of proteinuria, nephrotic syndrome and progressive renal insufficiency. We have two ongoing Phase II clinical trials to evaluate the use of CCX140 for the treatment of primary or genetic FSGS that are known as the LUMINA trials, with the LUMINA-1 trial for patients with sub-nephrotic range proteinuria and the LUMINA-2 trial for patients with nephrotic syndrome, for which there are currently no FDA-approved treatments. Patient enrollment of LUMINA-1 was completed in August 2019, and we expect to report topline data in the first half of 2020.

Kidney Health Alliance with Vifor

In May 2016, we announced a partnership, which we refer to as the Avacopan Agreement, with Vifor. While under this agreement we retained all rights to the United States and China, we granted Vifor exclusive commercialization rights to avacopan in Europe and certain other international markets. In December 2016, we entered into an additional agreement with Vifor, which we refer to as the CCX140 Agreement, relating to CCX140, our other late stage drug candidate. Under the CCX140 Agreement, we again retained all rights to the United States and China and we granted Vifor exclusive worldwide commercialization rights outside of the United States and China. In February 2017, we announced a further agreement with Vifor that harmonized the geographic commercialization rights underlying the agreements for both drug candidates, which we refer to as the Avacopan Amendment. In June 2018, we entered into additional agreements with Vifor to further expand Vifor’s exclusive commercialization rights to include China under the Avacopan Agreement (the Avacopan Letter Agreement) and the CCX140 Agreement (the CCX140 Letter Agreement).

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

We have incurred significant losses since commencing our operations in 1997. We have funded our operations primarily through the sale of convertible preferred and common stock, contract revenue under our collaborations, government contracts and grants and borrowings under loan and equipment financing arrangements.

As of December 31, 2019, we had an accumulated deficit of $430.0 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period on a straight line basis. The fair value of the stock options is estimated using the Black-Scholes valuation model. We recorded non-cash stock-based compensation expense of $11.6 million, $10.8 million and $8.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, we had $18.4 million and $15.0 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to employee stock options that will be recognized over a weighted-average period of 2.5 years for both years. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase. Determining an estimate of the fair value of equity awards using the Black-Scholes valuation model requires that use of subjective assumptions related to expected stock price volatility, term, risk-free interest rate and dividend yield.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the years ended December 31, 2019, 2018 and 2017, our revenues were derived from collaboration and license revenue related to the Avacopan Agreement and CCX140 Agreement, in each case, as amended, and the related letter agreements. For the year ended December 31, 2019, we also have grant revenue derived from the FDA Orphan Products Development grant to support the clinical development of avacopan for the treatment of patients with C3G.

Total revenues were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Collaboration and license revenue from related party	$35,952	$42,875	$82,497
Grant revenue	176	—	—
Total revenue	$36,128	$42,875	$82,497
Dollar decrease	$(6,747)	$(39,622)
Percentage decrease	-16%	-48%

On January 1, 2018, we adopted ASC 606 under the modified retrospective transition method and recognized the cumulative effect of initially applying the new revenue standard of $47.3 million as an adjustment to the opening balance of accumulated deficit and an increase in deferred revenue. Revenue recognized prior to January 1, 2018 has not been restated and continues to be reported under the accounting standards in effect for 2017.

We use a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost-based input method of revenue recognition, we measure actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligations. The decrease in revenue from 2018 to 2019 was primarily due to the full enrollment of the avacopan ADVOCATE Phase III pivotal trial in 2018. Revenue in 2019 also included $176,000 of grant revenue from the FDA to support the clinical development of avacopan in patients with C3G.

Before the adoption of ASC 606, we recognized upfront fees on a straight-line basis under ASC 605 over the estimated performance period and recognized milestones when earned under the milestone method of accounting. In 2017, revenue recognized represents amortization of the upfront license fee commitments from Vifor pursuant to the Avacopan Agreement and CCX140 Agreement, in each case, as amended. Revenue in 2017 was comprised of: (i) a milestone payment related to the Avacopan Agreement; (ii) amortization of the upfront license fee commitments from Vifor pursuant to the Avacopan Agreement, Avacopan Amendment and CCX140 Agreement, as well as (iii) collaboration revenue for development services under the CCX140 Agreement in 2017.

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

	Year Ended December 31,
	2019	2018	2017
Research and development expenses	$70,276	$62,736	$49,495
Dollar increase	$7,540	$13,241
Percentage increase	12%	27%

The increase in research and development expenses from 2018 to 2019 was primarily attributable to (i) an increase in Phase II clinical study expense driven by patient enrollment of the avacopan AURORA trial in patients with HS and the two CCX140 LUMINA trials in patients with FSGS, and (ii) an increase in Phase I clinical study expense due to the initiation of the avacopan ancillary studies. These increases were partially offset by decreases in 2019 in research and drug discovery expenses and expenses for the avacopan ADVOCATE Phase III pivotal trial as the study was fully enrolled in 2018.

The increase in research and development expenses from 2017 to 2018 was primarily due to the advancement of the avacopan ADVOCATE Phase III pivotal trial which completed enrollment in July 2018, initiation and patient enrollment of the avacopan ACCOLADE trial in patients with C3G and start-up, initiation and patient enrollment of the avacopan AURORA trial in patients with HS and the CCX140 LUMINA trials in patients with FSGS.

The following table summarizes our research and development expenses by project (in thousands):

	Year Ended December 31,
	2019	2018	2017
Phase I	$2,515	$1,168	$785
Phase II	24,777	13,895	8,854
Phase III	29,495	32,876	26,198
Research and drug discovery	13,489	14,797	13,658
Total R&D	$70,276	$62,736	$49,495

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

General and administrative expenses

Total general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
General and administrative expenses	$24,155	$20,409	$16,509
Dollar increase	$3,746	$3,900
Percentage increase	18%	24%

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

The increases from 2018 to 2019 and from 2017 to 2018 were primarily due to higher employee-related expenses, including those associated with our commercialization planning efforts, and higher professional fees.

We anticipate that our general and administrative expenses will increase substantially in the future primarily due to pre-commercial activities and personnel costs to support the potential launch of avacopan for the treatment of ANCA vasculitis in the United States.

Other income, net

Other income, net primarily consists of interest income earned on our marketable securities. Total other income, net as compared to prior years was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest income	$4,963	$3,528	$1,370
Interest expense	(2,149)	(1,224)	(4)
Total other income, net	$2,814	$2,304	$1,366
Dollar increase	$510	$938
Percentage increase	22%	69%

The increases in total other income, net from 2018 to 2019 and from 2017 to 2018 were primarily due to increased interest income resulting from higher cash and investment balances and rate of return on the investment portfolio, partially offset by increased interest expense due to additional borrowings under the loan and security agreement, or Credit Facility, with Hercules Capital, Inc., or Hercules. We expect interest expense to increase in the future as we borrow additional amounts under the Restated Credit Facility with Hercules (as defined below).

Liquidity and Capital Resources

As of December 31, 2019, we had approximately $203.3 million in cash, cash equivalents, restricted cash and investments, excluding the $100.0 million we may borrow under the Restated Credit Facility. The following table shows a summary of our cash flows for each of the three years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash provided by (used in)
Operating activities	$(70,123)	$16,436	$4,878
Investing activities	$(12,526)	$(53,068)	$15,602
Financing activities	$94,820	$24,700	$7,516

Operating activities. Net cash used in operating activities was $70.1 million for the year ended December 31, 2019, compared to $16.4 million provided by operating activities for the same period in 2018. This change was primarily due to a higher net loss and changes in working capital items driven by the receipt of a $50.0 million milestone payment in connection with the Avacopan Agreement, a $10.0 million upfront commitment under the Avacopan Amendment, a $10.0 million of aggregate payments under the June 2018 Avacopan Letter Agreement and the CCX140 Letter Agreement and a $11.5 million payment for CCX140 development funding by Vifor in the 2018 period. For the year ended December 31, 2017, net cash provided by operating activities included the receipt of $60.0 million from collaboration agreements, of which $50.0 million was the upfront payment under the CCX140 Agreement and $10.0 million for the first installment of the upfront commitment under the Avacopan Amendment.

Investing activities. Net cash provided by or used in investing activities for periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business. Following the March 2019 issuance of common stock through our Equity Distribution Agreement, or EDA, with Piper Jaffray & Co., we invested the majority of our net proceeds received in short and long-term investments. The use of cash in investing activities in all periods presented also includes the investment of funds received under the Avacopan Agreement and CCX140 Agreement, in each case, as amended, and the related letter agreements. We expect cash used in investing activities in 2020 to increase substantially as we plan to build out our new headquarters in San Carols, California. See “Note 8. Commitments” for a detailed discussion.

Financing activities. Net cash provided by financing activities was $94.8 million for the year ended December 31, 2019, compared to $24.7 million for the year ended December 31, 2018. Net cash provided by financing activities for the year ended December 31, 2019 included net proceeds of $73.3 million from the issuance of common stock under our EDA. For the years ended December 31, 2018 and 2017, net cash provided by financing activities included $15.0 million and $5.0 million received under the Credit Facility, respectively. Net cash provided by financing activities for the years presented included proceeds from the exercise of stock options and stock purchases from contributions to our 2012 Employee Stock Purchase Plan and cash used for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units.

As of December 31, 2019, we borrowed $20.0 million under the Credit Facility with Hercules. In January 2020, we amended and restated the original Credit Facility with Hercules, or the Restated Credit Facility, which provided for borrowings of up to an additional $100.0 million in three tranches, subject to certain terms and conditions. See “Note 7. Long-term Debt” and “Note 15. Subsequent Event” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our borrowings.

As of December 31, 2019, we had approximately $203.3 million in cash, cash equivalents, restricted cash and investments, excluding the $100.0 million we may borrow under the Restated Credit Facility. We believe that our available cash, cash equivalents, restricted cash and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, March 10, 2020. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;
•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our drug candidates and potential drug candidates;
•	the number and characteristics of drug candidates that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory approvals;
•	the cost and timing of hiring new employees to support continued growth;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the cost and timing of procuring clinical and commercial supplies of our drug candidates;
•	the cost and timing of establishing sales, marketing and distribution capabilities; and
•	the extent to which we acquire or invest in businesses, products or technologies.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$20,000	$—	$20,000	$—	$—
Aggregate interest obligation (2)	5,021	1,637	3,384	—	—
Operating lease (3)	2,238	1,659	579	—	—
Total contractual obligations	$27,259	$3,296	$23,963	$—	$—

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

(3)	We lease our facility in Mountain View, California. The lease expires in 2021.

In July 2019, we entered into a new facility lease agreement in San Carlos, California to replace our current headquarters located in Mountain View, California. See “Note 8. Commitments” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for details.

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

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Credit Facility and Restated Credit Facility. At December 31, 2019, borrowings under the Credit Facility totaled $20.0 million with an interest rate of 8.05%. Advances under the Credit Facility bear an interest rate equal to the greater of (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal minus 4.75%, and (ii) 8.05%. In addition, advances under the Restated Credit Facility will bear an interest rate equal to the greater of (i) 8.50% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net avacopan revenue levels. We are obligated to make interest-only payments through July 1, 2021, at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through December 1, 2022. If the amount outstanding under the Credit Facility remained at this level for an entire year and the interest rate increased by 1%, our annual interest expense would increase by an additional $200,000. See “Note 7. Long-term Debt” and “Note 15. Subsequent Event” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our borrowings.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2019, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (the 2013 Framework). Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and has issued an attestion report on our internal control over financial reporting as of December 31, 2019, which appears below.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2020 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

3. Exhibits.

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10‑K, and is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

ChemoCentryx, Inc.

Consolidated Financial Statements

As of December 31, 2019 and 2018

and for each of the three years in the period ended December 31, 2019

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of ChemoCentryx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ChemoCentryx, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 10, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2000.

Redwood City, California

March 10, 2020

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of ChemoCentryx, Inc.

Opinion on Internal Control over Financial Reporting

We have audited ChemoCentryx, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ChemoCentryx, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 10, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Redwood City, California

March 10, 2020

CHEMOCENTRYX, INC.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$39,179	$28,088
Short-term investments	133,607	148,896
Accounts receivable, other	176	—
Accounts receivable from related party	—	2,058
Prepaid expenses and other current assets	1,400	2,342
Total current assets	174,362	181,384
Property and equipment, net	2,154	1,536
Long-term investments	29,454	—
Operating lease right-of-use assets	1,704	—
Other assets	1,409	390
Total assets	$209,083	$183,310

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,532	$966
Accrued liabilities	19,806	12,969
Deferred revenue from related party	37,742	50,461
Total current liabilities	59,080	64,396
Long-term debt, net	19,786	19,689
Non-current deferred revenue from related party	63,095	84,100
Other non-current liabilities	1,122	387
Total liabilities	143,083	168,572
Commitments (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 60,234,784 and 50,652,238 shares issued and outstanding at December 31, 2019 and 2018, respectively	60	51
Additional paid-in capital	495,624	389,398
Note receivable	(16)	(16)
Accumulated other comprehensive income (loss)	318	(198)
Accumulated deficit	(429,986)	(374,497)
Total stockholders’ equity	66,000	14,738
Total liabilities and stockholders’ equity	$209,083	$183,310

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Collaboration and license revenue from related party	$35,952	$42,875	$82,497
Grant revenue	176	—	—
Total revenue	36,128	42,875	82,497
Operating expenses:
Research and development	70,276	62,736	49,495
General and administrative	24,155	20,409	16,509
Total operating expenses	94,431	83,145	66,004
(Loss) income from operations	(58,303)	(40,270)	16,493
Other income (expense):
Interest income	4,963	3,528	1,370
Interest expense	(2,149)	(1,224)	(4)
Total other income, net	2,814	2,304	1,366
Net (loss) income	$(55,489)	$(37,966)	$17,859
Net (loss) income per common share
Basic	$(0.98)	$(0.76)	$0.37
Diluted	$(0.98)	$(0.76)	$0.36
Shares used to compute net (loss) income per common share
Basic	56,898	49,814	48,413
Diluted	56,898	49,814	49,615

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(55,489)	$(37,966)	$17,859
Unrealized gain (loss) on available-for-sale securities	516	(79)	(69)
Comprehensive (loss) income	$(54,973)	$(38,045)	$17,790

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance as of December 31, 2016	48,057,920	$48	$356,966	$(16)	$(50)	$(307,059)	$49,889
Net income	—	—	—	—	—	17,859	17,859
Unrealized loss on investments	—	—	—	—	(69)	—	(69)
Issuance of common stock under equity incentive and employee stock purchase plans	838,107	1	3,268	—	—	—	3,269
Repurchased shares upon vesting of restricted stock units for tax withholdings	(58,967)	—	(429)	—	—	—	(429)
Employee stock-based compensation	—	—	8,119	—	—	—	8,119
Compensation expense related to options granted to consultants	—	—	629	—	—	—	629
Balance as of December 31, 2017	48,837,060	49	368,553	(16)	(119)	(289,200)	79,267
Net loss	—	—	—	—	—	(37,966)	(37,966)
Adoption of accounting standards (Note 2)	—	—	—	—	—	(47,331)	(47,331)
Unrealized loss on investments	—	—	—	—	(79)	—	(79)
Issuance of common stock under equity incentive and employee stock purchase plans	1,912,703	2	10,690	—	—	—	10,692
Repurchased shares upon vesting of restricted stock units for tax withholdings	(97,525)	—	(678)	—	—	—	(678)
Employee stock-based compensation	—	—	9,971	—	—	—	9,971
Compensation expense related to options granted to consultants	—	—	862	—	—	—	862
Balance as of December 31, 2018	50,652,238	51	389,398	(16)	(198)	(374,497)	14,738
Net loss	—	—	—	—	—	(55,489)	(55,489)
Unrealized gain on investments	—	—	—	—	516	—	516
Issuance of common stock through Equity Distribution Agreement, net of issuance costs (Note 11)	6,491,196	6	73,270	—	—	—	73,276
Issuance of common stock under equity incentive and employee stock purchase plans	3,216,876	3	22,631	—	—	—	22,634
Repurchased shares upon vesting of restricted stock units for tax withholdings	(125,526)	—	(1,313)	—	—	—	(1,313)
Employee stock-based compensation	—	—	11,349	—	—	—	11,349
Compensation expense related to options granted to consultants	—	—	289	—	—	—	289
Balance as of December 31, 2019	60,234,784	$60	$495,624	$(16)	$318	$(429,986)	$66,000

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net (loss) income	$(55,489)	$(37,966)	$17,859
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	11,638	10,833	8,748
Depreciation of property and equipment	550	512	418
Amortization of right-of-use assets	1,092	—	—
Noncash interest (income) expense, net	(1,499)	(1,071)	143
Changes in assets and liabilities:
Accounts receivable, other	(176)	—	—
Accounts receivable from related party	2,058	49,032	(20,885)
Prepaids and other current assets	719	(668)	(727)
Other assets	61	(31)	(80)
Accounts payable	188	(434)	729
Other liabilities	4,459	4,158	80
Deferred revenue from related party	(33,724)	(7,929)	(1,407)
Net cash (used in) provided by operating activities	(70,123)	16,436	4,878
Investing activities
Purchases of property and equipment, net	(790)	(838)	(723)
Purchases of investments	(211,973)	(192,480)	(133,845)
Sales of investments	4,967	—	—
Maturities of investments	195,270	140,250	150,170
Net cash (used in) provided by investing activities	(12,526)	(53,068)	15,602
Financing activities
Proceeds from issuance of common stock	73,276	—	—
Proceeds from exercise of stock options and employee stock purchase plan	22,857	10,467	3,269
Employees' tax withheld and paid for restricted stock units	(1,313)	(678)	(429)
Borrowings under credit facility agreement, net of issuance costs	—	14,911	4,676
Net cash provided by financing activities	94,820	24,700	7,516
Net increase (decrease) in cash, cash equivalents and restricted cash	12,171	(11,932)	27,996
Cash, cash equivalents and restricted cash at beginning of period	28,088	40,020	12,024
Cash, cash equivalents and restricted cash at end of period	$40,259	$28,088	$40,020
Supplemental disclosures of cash flow information
Cash paid for interest	$1,735	$748	$—
Right-of-use assets obtained in exchange for lease obligations (1)	$2,796	$—	$—
Purchases of property and equipment, net recorded in accounts payable	$378	$—	$—

(1)	Amounts for the year ended December 31, 2019 include the transition adjustment of $1,301 for the adoption of Topic 842.

See accompanying notes.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements

December 31, 2019

1.	Description of Business

ChemoCentryx, Inc. (the Company) commenced operations in 1997. The Company is a biopharmaceutical company focused on the development and commercialization of new medications targeted at inflammatory disorders, autoimmune diseases and cancer. The Company’s principal operations are in the United States and it operates in one segment.

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

For the years ended December 31, 2019, 2018 and 2017, 99.5%, 100% and 100%, respectively, of the Company’s total revenue was derived from the Company’s collaboration with Vifor (International) Ltd., and/or its affiliates, or collectively, Vifor. Accounts receivable are typically unsecured and are concentrated in the pharmaceutical industry and government sector. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies and government funded entities. The Company has not historically experienced any significant losses due to concentration of credit risk.

Accounts receivable consists of the following (in thousands):

	December 31,
	2019	2018
Vifor	$—	$2,058
U.S. Food and Drug Administration	176	—
	$176	$2,058

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

2.	Summary of Significant Accounting Policies (continued)

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

Milestone payments:  At the inception of each arrangement that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. There are two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for the Company to use the same approach for all contracts. The Company expects to use the most likely amount method for development and regulatory milestone payments. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

2.	Summary of Significant Accounting Policies (continued)

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

Revenue from government and private agency grants is recognized as the related research and development expenses are incurred and to the extent that funding is approved.

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

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award, and recognizes the expense over the award’s vesting periods on a straight-line basis. The fair value of a stock option is estimated using the Black-Scholes valuation model, which requires that, at the date of grant, assumptions are made with respect to the expected life of the option, the volatility of the fair value of the Company’s common stock, the risk-free interest rate and the expected dividend yield of the Company’s common stock. The fair value of a restricted stock unit (RSU) and restricted stock award (RSA) is valued at the closing price of the Company’s common stock on the date of the grant. Because stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

2.	Summary of Significant Accounting Policies (continued)

On January 1, 2019 the Company adopted Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. For the year ended December 31, 2019, the measurement of nonemployee stock-based compensation is fixed at the grant date. Prior to the adoption of ASU No. 2018-07, the measurement of nonemployee stock-based compensation was subject to periodic adjustment as the underlying equity instruments vested.

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and other comprehensive income (loss). For the periods presented, other comprehensive income (loss) consists of unrealized gains and losses on the Company’s available-for-sale securities. For the year ended December 31, 2019, amounts reclassified from accumulated other comprehensive income (loss) to net loss for unrealized gains (losses) on available-for-sale securities were not significant, and were recorded as part of other income, net in the Condensed Consolidated Statements of Operations. For the years ended December 31, 2018 and 2017, there were no sales of investments, and therefore there were no reclassifications.

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

Net (Loss) Income Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.

Diluted net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding for the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and warrants, (ii) vesting of RSUs and RSAs, and (iii) the purchase from contributions to the 2012 Employee Stock Purchase Plan (the ESPP) (calculated based on the treasury stock method), are only included in the calculation of diluted net (loss) income per share when their effect is dilutive.

2.	Summary of Significant Accounting Policies (continued)

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(55,489)	$(37,966)	$17,859
Denominator:
Weighted average shares outstanding - basic	56,898	49,814	48,413
Dilutive stock options, RSUs and RSAs	—	—	1,202
Weighted average shares outstanding - diluted	56,898	49,814	49,615
Net (loss) income per common share
Basic	$(0.98)	$(0.76)	$0.37
Diluted	$(0.98)	$(0.76)	$0.36

The following potentially dilutive securities were excluded from the calculation of diluted net (loss) income per share due to their anti-dilutive effect:

	Year Ended December 31,
	2019	2018	2017
Options to purchase common stock, including purchases from contributions to ESPP	9,304,018	10,731,164	6,320,038
Restricted stock units	368,927	440,354	—
Restricted stock awards	30,896	27,278	—
Warrants to purchase common stock(1)	150,000	150,000	150,000
	9,853,841	11,348,796	6,470,038

(1)	In 2012, the Company issued a warrant with a ten-year term to purchase 150,000 shares of its common stock at an exercise price of $20.00 per share.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The new standard requires the Company to recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. On January 1, 2019, the Company adopted this new standard using the modified retrospective approach in accordance with Leases – Targeted Improvements (ASU No. 2018-11). The Company elected the package of practical expedients permitted under the transition guidance within ASU No. 2018-11, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2019. Results for the year ended December 31, 2019 are presented under Topic 842. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC Topic 840, Leases (Topic 840).

2.	Summary of Significant Accounting Policies (continued)

The impact of the adoption of Topic 842 on the accompanying Consolidated Balance Sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments Due to the Adoption of Topic 842	January 1, 2019
Balance Sheet
Assets:
Operating lease right-of-use assets	$—	$1,301	$1,301

Liabilities:
Operating lease liabilities:
Accrued and other current liabilities (1)	12,969	955	13,924
Other non-current liabilities (2)	387	346	733

(1)	Includes deferred rent and current portion of operating lease liabilities.
(2)	Includes deferred rent and non-current portion of operating lease liabilities.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The new standard replaces the incurred loss impairment methodology under the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is required to use a forward-looking expected credit loss model for accounts receivable and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard was effective for the Company on January 1, 2020. The Company’s adoption on January 1, 2020 did not have a material impact on the consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

3.	Cash Equivalents, Restricted Cash and Investments

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$39,179	$28,088
Restricted cash included in Other assets	1,080	—
Total cash, cash equivalents and restricted cash	$40,259	$28,088

Restricted cash as of December 31, 2019 was held as collateral for a stand-by letter of credit issued by the Company to its landlord in connection with the lease of the Company’s facility in San Carlos, California. See “Note 8. Commitments” for additional information of this lease.

3.	Cash Equivalents, Restricted Cash and Investments (continued)

Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$30,353	$—	$—	$30,353
U.S. treasury securities	40,245	47	—	40,292
Commercial paper	12,429	—	—	12,429
Asset-backed securities	25,436	50	—	25,486
Corporate debt securities	84,605	225	(4)	84,826
Total available-for-sale securities	$193,068	$322	$(4)	$193,386

Classified as:
Cash equivalents				$30,325
Short-term investments				133,607
Long-term investments				29,454
Total available-for-sale securities				$193,386

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$22,073	$—	$—	$22,073
U.S. treasury securities	23,013	—	(13)	23,000
Commercial paper	45,683	—	—	45,683
Asset-backed securities	29,127	—	(34)	29,093
Corporate debt securities	55,228	—	(151)	55,077
Total available-for-sale securities	$175,124	$—	$(198)	$174,926

Classified as:
Cash equivalents				$26,030
Short-term investments				148,896
Total available-for-sale securities				$174,926

Cash equivalents in the tables above exclude cash of $8.9 million and $2.1 million as of December 31, 2019 and 2018, respectively. All available-for-sale securities held as of December 31, 2019 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The Company applies the specific identification method to determine the cost basis of the securities sold. No available-for-sale securities held as of December 31, 2019 have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2019, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes it has no other-than-temporary impairments on its securities because it does not intend to sell these securities and it believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Money market fund	$30,353	$—	$—	$30,353
U.S. treasury securities	—	40,292	—	40,292
Commercial paper	—	12,429	—	12,429
Asset-backed securities	—	25,486	—	25,486
Corporate debt securities	—	84,826	—	84,826
Total assets	$30,353	$163,033	$—	$193,386

	December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Money market fund	$22,073	$—	$—	$22,073
U.S. treasury securities	—	23,000	—	23,000
Commercial paper	—	45,683	—	45,683
Asset-backed securities	—	29,093	—	29,093
Corporate debt securities	—	55,077	—	55,077
Total assets	$22,073	$152,853	$—	$174,926

During the year ended December 31, 2019 there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

4.	Fair Value Measurements (continued)

Other Fair Value Measurements

The carrying amount and estimated fair value of financial instruments not recorded at fair value at December 31, 2019 and 2018 were as follows (in thousands):

	December 31,		December 31,
	2019		2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$19,786	$20,253	$19,689	$19,847

(1)	Carrying amounts of long-term debt were net of unamortized debt discounts of $214,000 and $311,000 as of December 31, 2019 and 2018, respectively.

The fair value of the Company's long-term debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2019	2018
Lab equipment	$6,747	$6,263
Computer equipment and software	1,865	1,809
Furniture and fixtures	552	554
Tenant improvements	1,607	1,030
	10,771	9,656
Less: accumulated depreciation	(8,617)	(8,120)
	$2,154	$1,536

6.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Research and development related	$13,100	$8,466
Compensation related	3,608	2,767
Consulting and professional services	1,094	811
Current portion of operating lease liability	1,503	—
Other	501	925
	$19,806	$12,969

7.	Long-term Debt

On December 28, 2017 (the Closing Date), the Company entered into a Loan and Security Agreement with Hercules Capital, Inc. (Hercules) which the Company amended in December 2018, pursuant to which term loans in an aggregate principal amount of up to $50.0 million (the Credit Facility) were available to the Company in three tranches, subject to certain terms and conditions. As of December 31, 2019, the Company had borrowed $20.0 million under the Credit Facility and the remaining available amount had expired.

Advances under the Credit Facility bear an interest rate equal to the greater of either (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal minus 4.75%, and (ii) 8.05%. At December 31, 2019, the interest rate on the outstanding borrowings under the Credit Facility was 8.05%. For advances made under the first and second tranches, the Company will make interest-only payments through July 1, 2021, and will then repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through December 1, 2022.

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

7.	Long-term Debt (continued)

As of December 31, 2019, the Company had outstanding borrowings under the Credit Facility of $19.8 million, net of discounts of $0.2 million.

Future minimum principal payments, which exclude the end of term charge, related to the Credit Facility as of December 31, 2019 are as follows (in thousands):

Amounts
Year ending December 31:
2020	$—
2021	6,389
2022	13,611
Total minimum payments	20,000
Less: amount representing debt discount	(214)
Present value of remaining debt payments	19,786
Less: current portion	—
Non-current portion	$19,786

8.	Commitments

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

The balance sheet classification of the Company’s operating lease liabilities was as follows (in thousands):

	December 31,
	2019	2018
Accrued and other current liabilities (1)	$1,503	$244
Other non-current liabilities (2)	566	143
Total lease liabilities	$2,069	$387

(1)	Includes current portion of operating lease liabilities as of December 31, 2019 and deferred rent as of December 31, 2018.
(2)	Includes non-current portion of operating lease liabilities as of December 31, 2019 and deferred rent as of December 31, 2018.

8.	Commitments (continued)

The component of lease costs, which was included in operating expenses in the Company’s Consolidated Statements of Operations, was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Operating lease cost	$1,295	$1,072	$1,013

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019 was $1.3 million and was included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Future minimum lease payments under all noncancelable operating leases as of December 31, 2019, are as follows (in thousands):

Operating leases
Year ending December 31:
2020	$1,659
2021	579
Total minimum payments	2,238
Less: interest	(169)
Present value of lease liabilities	$2,069

As of December 31, 2019, the weighted-average remaining lease term was 1.3 years and the weighted-average operating discount rate used to determine the operating lease liability was 11.0%.

In July 2019, the Company entered into a ten-year operating lease for a 96,463 square foot facility in San Carlos, California to replace its current headquarters located in Mountain View, California, for which the lease expires in April 2021. Upon execution of the lease agreement, the Company provided the landlord an approximately $1.1 million security deposit in the form of a letter of credit. Subject to certain conditions pursuant to the lease, the Company anticipates the lease commencement date to occur in the third quarter of 2020 and monthly rent payments to begin in the second quarter of 2021. Following a six-month period of discounted rent, the Company will pay an initial annual base rent at a rate of approximately $6.5 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. The Company has been provided a tenant improvement allowance of $15.4 million plus an additional allowance of up to $4.8 million for the same. If the additional allowance is provided, such amount will be repaid by the Company as additional rent in equal monthly payments at a rate of 7% per annum through the initial term of the lease. The Company has the right to sublease the facility, subject to landlord consent. The Company also has the option to extend the lease for five years.

9.	Related Party Transactions

Vifor

Vifor held 10,676,825 shares of the Company’s common stock as of December 31, 2019. The Company has collaboration agreements with Vifor: the Avacopan Agreements and the CCX140 Agreements (each as described below). See “Note 2. Summary of Significant Accounting Policies – Concentration of Credit Risk” for additional information on accounts receivable balance due from Vifor.

9.	Related Party Transactions (continued)

Avacopan Agreements

In May 2016, the Company entered into an exclusive collaboration and license agreement with Vifor pursuant to which the Company granted Vifor exclusive rights to commercialize avacopan in Europe and certain other markets (the Avacopan Agreement). Avacopan is the Company’s lead drug candidate for the treatment of patients with anti-neutrophil cytoplasmic auto-antibody associated vasculitis (ANCA vasculitis) and other rare diseases. The Avacopan Agreement also provided Vifor with an exclusive option to negotiate during 2016 a worldwide license agreement for one of the Company’s other drug candidates, CCX140, an orally-administered inhibitor of the chemokine receptor known as CCR2. In connection with the Avacopan Agreement, the Company received a non-refundable upfront payment of $85.0 million, comprising $60.0 million in cash and $25.0 million in the form of an equity investment to purchase 3,333,333 shares of the Company’s common stock at a price of $7.50 per share.

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

Upon achievement of certain regulatory and commercial milestones with avacopan, the Company will receive additional payments of up to $460.0 million under the Avacopan Agreement. In addition, the Company will receive royalties, with rates ranging from the low teens to the mid-twenties, on future potential net sales of avacopan by Vifor in the licensed territories. In December 2017, the Company achieved a $50.0 million regulatory milestone when the European Medicines Agency (EMA) validated the Company’s conditional marketing authorization (CMA) application for avacopan for the treatment of ANCA vasculitis.

The Company identified the following material promises under the Avacopan Agreements: (1) the license related to avacopan; (2) the development and regulatory services for the submission of the marketing authorization application (MAA); and (3) an exclusive option to negotiate a worldwide license agreement for CCX140, which expired in 2016. The Company considered that the license has standalone functionality and is capable of being distinct. However, the Company determined that the license is not distinct from the development and regulatory services within the context of the agreement because Vifor is dependent on the Company to execute the development and regulatory activities in order for Vifor to benefit from the license. As such, the license is combined with the development and regulatory services into a single performance obligation. The exclusive option related to CCX140 is a separate performance obligation and the Company determined that its transaction price is not material. As such, the transaction price under this arrangement is allocated to the license and the development and regulatory services.

As of December 31, 2019, the transaction price of $153.0 million consists of the following:

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

•	$20.0 million upfront payment under the February 2017 Avacopan Amendment;

9.	Related Party Transactions (continued)
•	$50.0 million regulatory milestone payment achieved upon the validation of the Company’s CMA application by the EMA, for avacopan for the treatment of ANCA vasculitis in December 2017; and
•	$5.0 million non-refundable upfront payment under the Avacopan Letter Agreement.

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

For the years ended December 31, 2019 and 2018, the Company recognized $29.5 million and $37.1 million of collaboration and license revenue under the Avacopan Agreements, respectively. Prior to the adoption of ASC 606 on January 1, 2018, the Company accounted for its performance obligations under the Avacopan Agreements as one combined unit of accounting with the upfront fees being recognized over the estimated period of performance. See “Note 10. Collaboration and License Agreements – Avacopan Agreements” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, for further discussion. For the year ended December 31, 2017, the Company recognized $72.5 million of collaboration and license revenue under the Avacopan Agreements under ASC 605.

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

Upon achievement of certain regulatory and commercial milestones with CCX140, the Company will receive additional payments of up to $625.0 million under the CCX140 Agreements. In addition, the Company will receive tiered royalties, with rates ranging from ten to the mid-twenties, on net sales of CCX140 in the licensed territories.

9.	Related Party Transactions (continued)

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

As of December 31, 2019, the transaction price of $113.7 million consists of the following:

•	$50.0 million upfront payment under the CCX140 Agreement;
•	$58.7 million of CCX140 development funding by Vifor; and
•	$5.0 million non-refundable upfront payment under the CCX140 Letter Agreement.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company determined that the combined performance obligation will be performed over the duration of the contract, which began on the effective date of December 22, 2016 and ends upon completion of development and regulatory services. The Company uses a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Vifor. In applying the cost-based input method of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations. For the years ended December 31, 2019 and 2018, the Company recognized $6.4 million and $5.8 million of collaboration and license revenue under the CCX140 Agreements, respectively.

Prior to the adoption of ASC 606 on January 1, 2018, the Company accounted for its performance obligations under the CCX140 Agreements as one combined unit of accounting with the upfront fee of $50.0 million being recognized over the estimated period of performance. See “Note 10. Collaboration and License Agreements – CCX140 Agreement” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, for further discussion. For the year ended December 31, 2017, the Company recognized $10.0 million of collaboration and license revenue under the CCX140 Agreement under ASC 605.

The following table presents the contract assets and liabilities for all of the Company’s revenue contracts as of the following dates (in thousands):

	December 31,
	2019	2018
Contract asset:
Accounts receivable	$—	$2,058
Contract liability:
Deferred revenue	(100,837)	(134,561)

9.	Related Party Transactions (continued)

During the year ended December 31, 2019, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances (in thousands):

	Year Ended December 31,
	2019	2018
Revenue recognized in the period from:
Amount included in contract liability at the beginning of the period	$35,781	$39,815
Performance obligations satisfied (or partially satisfied) in previous periods	$(2,251)	$(3,357)

10.	Government Grant

In September 2019, the Company was awarded a two-year $1.0 million grant from the orphan drug office of the U.S. Food and Drug Administration to support the clinical development of avacopan in patients with the rare kidney disease complement 3 glomerulopathy. The Company recognized $0.2 million of grant revenue in 2019. As of December 31, 2019, $0.2 million was recorded as accounts receivable.

11.	Stockholders’ Equity

Equity Incentive Plans

In May 2002, the stockholders approved the Amended and Restated 1997 Stock Option/Stock Issuance Plan (the 1997 Plan) and in September 2002, the stockholders approved the 2002 Equity Incentive Plan (the 2002 Plan). In February 2012, the stockholders approved the 2012 Equity Incentive Award Plan (the 2012 Plan). As of December 31, 2019, a total of 15,440,000 shares of the Company’s common stock were reserved for issuance under the 2012 Plan. In addition, the number of shares available for issuance under the 2012 Plan will be annually increased by an amount equal to the lesser of: 2,000,000 shares; 4% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year; or an amount determined by the Company’s Board of Directors. In October 2019, the Board of Directors approved an increase to the number of shares reserved for issuance under the 2012 Plan by 2,000,000 shares effective January 1, 2020. Collectively, the 1997 Plan, the 2002 Plan and the 2012 Plan are known as the Stock Plans.

Restricted Stock

Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs) are independent of stock option grants and are not transferrable, and are subject to forfeiture if recipients terminate their service to the Company prior to the release of the vesting restrictions. RSUs granted to employees generally vest over a period of three years. RSUs and RSAs granted to its nonemployee directors vest over a one-year period, or over a three-year period in the case of an initial grant pursuant to the Company’s Non-Employee Director Compensation Policy (Directors Plan). In the case of a change in control, RSUs and RSAs granted to nonemployee directors will vest in full. RSUs and RSAs are valued at the closing price of the Company’s common stock on the date of grant. During the years ended December 31, 2018 and 2017, the weighted-average grant date fair value for restricted stock granted was $11.32 and $6.72, respectively. The total fair value of restricted stock vested during the years ended December 31, 2019, 2018 and 2017 was $3.1 million, $2.4 million and $1.7 million, respectively.

11.	Stockholders’ Equity (continued)

The activity for restricted stock is summarized as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Balance at December 31, 2018	467,632	$8.47
Granted	229,821	11.54
Vested	(290,963)	7.99
Canceled	(6,667)	—
Unvested at December 31, 2019	399,823	$10.54

As of December 31, 2019, there was $2.0 million of unrecognized compensation expense associated with unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.5 years.

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

The following table summarizes stock option activity and related information under the Company’s Stock Plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2018	1,708,516	10,720,200	$8.39
Shares authorized	2,000,000	—
Granted (1)	(2,531,063)	2,301,242	11.69
Exercised (2)	125,526	(2,850,642)	7.74
Forfeited and expired (3)	889,566	(882,899)	7.97
Outstanding at December 31, 2019	2,192,545	9,287,901	$9.44	6.54	$279,636,183
Vested and expected to vest, net of estimated forfeiture at December 31, 2019		8,966,722	$9.38	6.45	$270,570,850
Exercisable at December 31, 2019		5,750,443	$8.62	5.14	$177,869,577

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period.
(2)	Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.
(3)	The difference between shares forfeited and expired in the number of shares available for grant and outstanding options represents the RSUs canceled during the period.

11.	Stockholders’ Equity (continued)

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options exercised was $48.4 million, $9.8 million and $1.3 million during 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $18.4 million of unrecognized compensation expense, net of estimated forfeitures, associated with outstanding stock options, which is expected to be recognized over an estimated weighted-average period of 2.5 years.

As of December 31, 2019, stock options outstanding were as follows:

	Options Outstanding
Exercise Price Range	Shares	Weighted- Average Contractual Life
$2.10 - $3.57	940,493	6.14
$4.50 - $6.60	574,174	5.36
$6.62	991,898	7.07
$6.66 - $7.98	890,168	5.42
$8.19	961,252	5.15
$8.22 - $10.82	590,192	6.44
$10.86	980,448	8.13
$10.91 - $10.94	78,800	6.80
$11.02	1,109,583	9.17
$11.56 - $29.76	2,170,893	5.80
	9,287,901	6.54

Employee Stock Purchase Plan

In February 2012, the stockholders approved the ESPP. As of December 31, 2019, a total of 1,400,000 shares of the Company’s common stock were reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP may be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2012 fiscal year, by an amount equal to the lesser of: 300,000 shares; 1% of outstanding shares of the Company’s common stock; or an amount determined by the Company’s Board of Directors. The ESPP provides for an aggregate limit of 3,000,000 shares of common stock that may be issued under the ESPP during the term of the ESPP. In October 2019, the Board of Directors approved an increase to the number of shares reserved for issuance under the ESPP by 300,000 shares effective January 1, 2020.

The Company issued 71,653, 88,784 and 93,221 shares under the ESPP in 2019, 2018 and 2017, respectively. As of December 31, 2019, 622,898 shares were available for issuance under the ESPP. As of December 31, 2019, there was $0.2 million of unrecognized compensation expense, net of estimated forfeitures, associated with the ESPP, which is expected to be recognized over an estimated weighted-average period of 0.4 years.

Stock Awards Granted to Employees

Employee stock-based compensation expense recognized is calculated based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

11.	Stockholders’ Equity (continued)

Total employee stock-based compensation expense recognized associated with restricted stock, stock options, and the ESPP, was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$4,530	$3,632	$3,154
General and administrative	6,819	6,339	4,965
Total	$11,349	$9,971	$8,119

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

The fair values of the employee stock options granted under the Company’s Stock Plans and the option component of the shares purchased under the ESPP during 2019, 2018 and 2017 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2019	2018	2017	2019	2018	2017
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	71.3%	67.8%	68.3%	56.4%	73.8%	52.9%
Weighted-average expected life (in years)	6.0	6.0	6.0	0.5	0.5	0.5
Risk-free interest rate	2.28%	2.66%	2.04%	1.87%	2.33%	1.22%
Weighted-average grant date fair value	$7.54	$6.22	$4.30	$4.10	$3.73	$2.16

Stock Options Granted to Nonemployees

During 2019, 2018 and 2017, the Company granted to consultants options to purchase 82,011, 28,534 and 239,266 shares of common stock, respectively.

In connection with grants of stock options to nonemployees, the Company recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$186	$862	$629
General and administrative	103	—	—
Total	$289	$862	$629

11.	Stockholders’ Equity (continued)

Valuation Assumptions

Stock-based compensation expense associated with stock options granted to nonemployees is recognized as the stock options vest.

The estimated fair values of the stock options granted are calculated at each reporting date using the Black-Scholes option-pricing model, with the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Dividend yield	0%	0%	0%
Volatility	68-87%	67-68%	69-70%
Weighted-average expected life (in years)	5.5-6.0	5.7-9.9	5.5-10.0
Risk-free interest rate	1.6-2.2%	2.7-3.0%	1.9-2.5%

Equity Distribution Agreement

In December 2018, the Company entered into an Equity Distribution Agreement (EDA), pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $75.0 million. For the year ended December 31, 2019, the Company sold 6,491,196 shares of its common stock pursuant to its EDA for net proceeds of $73.3 million. These sales fully exhausted the amount available under the EDA. Accordingly, no further sales will be made under the EDA.

12.	401(k) Plan

In October 1997, the Company established the ChemoCentryx 401(k) Plan and Trust (the 401(k) Plan). Employees may contribute, up to the percentage limit imposed by the Internal Revenue Code of 1986, as amended, an amount of their salary each calendar year until termination of their employment with the Company. The Company may elect to make matching contributions, as per the Plan; however, no matching contributions were made in the years ended December 31, 2019, 2018 and 2017.

13.	Income Taxes

The Company’s loss before tax is only attributable to U.S. operations. The components of the income tax (benefit) expense are as follows (in thousands):

Year Ended December 31,
	2019	2018	2017
Current (benefit from) provision for income taxes:
Federal	$—	$—	$—
State	—	—	—
Total current (benefit from) provision for income taxes	—	—	—
Deferred (benefit from) provision for income taxes:	—	—	—
Federal	—	—	—
State	—	—	—
Total deferred tax (benefit from) provision for income taxes	—	—	—
(Benefit from) provision for income taxes	$—	$—	$—

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	(21.0%)	(21.0%)	34.0%
Permanent items	1.3	1.6	5.5
Excess tax benefit for stock-based compensation	(13.3)	(2.8)	(2.0)
Tax credits	(38.3)	(3.5)	(7.2)
Change in valuation allowance	70.3	24.5	(224.1)
Change in tax rate	—	—	193.8
Other	1.0	1.2	—
(Benefit from) provision for income taxes	—%	—%	—%

13.	Income Taxes (continued)

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$76,033	$62,405
Tax credits	39,625	11,794
Amortization of deferred stock compensation - non- qualified	5,172	6,569
Reserves and accruals	1,528	1,140
Deferred revenue	20,312	20,991
Depreciation and amortization	15	—
Lease liability	434	—
Gross deferred tax assets	143,119	102,899
Less: valuation allowance	(142,761)	(102,891)
Total deferred tax assets	358	8
Deferred tax liabilities:
Depreciation and amortization	—	(8)
Right of use asset	(358)	—
Total deferred tax liabilities	(358)	(8)
Net deferred tax assets	$—	$—

The Company concluded that it was more likely than not that its deferred tax assets would not be realized. Accordingly, the total deferred tax assets were fully offset by a valuation allowance. The Company’s valuation allowance increased by approximately $39.9 million and $19.2 million in 2019 and 2018, respectively.

At December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $278.7 million and $225.7 million, respectively. The federal net operating loss carryforwards will begin to expire in 2032. Due to tax reform, federal net operating loss carryforwards generated in 2018 and forward no longer have an expiration date. In 2019, state net operating losses of $21.1 million expired and the state net operating loss carryforwards as of December 31, 2019 will begin to expire in 2028.

As of December 31, 2019, the Company has federal and state research and development credit carryforwards of $11.5 million and $9.0 million, respectively. The federal research and development credits will begin to expire in 2020 if not utilized. California research and development credits can be carried forward indefinitely. In 2019, the Company performed a tax credit study and as a result, expects to claim $46.9 million of orphan drug credits in the 2019 tax return. Such orphan drug credit will begin to expire in 2034 if not utilized.

Utilization of the net operating loss and credit carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and credit carryforwards before their utilization.

13.	Income Taxes (continued)

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017, is as follows (in thousands):

Unrecognized Income Tax Benefits
Balance as of December 31, 2017	$8,786
Additions for current tax positions	928
Balance as of December 31, 2018	9,714
Additions for current tax positions	3,455
Additions for prior tax positions	12,090
Balance as of December 31, 2019	$25,259

As of December 31, 2019 and 2018, the Company had approximately $25.3 million and $9.7 million, respectively, of unrecognized tax benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. In 2019, unrecognized tax benefits increased due to uncertainty associated with the Company’s claim of prior year research and development and orphan drug credits. The Company is not aware of any items that will significantly increase or decrease its unrecognized tax benefits in the next 12 months.

For U.S. federal and California income tax purposes, the statute of limitations remains open for the years beginning 2016 and 2015, respectively, except for the carryforward of net operating losses and research and development credits generated in prior years.

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2019, there has been no interest expense or penalties related to unrecognized tax benefits.

14.	Selected Quarterly Financial Data (unaudited)

Selected quarterly results from operations for the years ended December 31, 2019 and 2018 are as follows (in thousands except per share amounts):

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$8,327	$7,173	$10,581	$10,047
Net loss	$(11,949)	$(15,150)	$(12,862)	$(15,528)
Basic and diluted net loss per share	$(0.23)	$(0.26)	$(0.22)	$(0.26)

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$9,546	$15,022	$8,975	$9,332
Net loss	$(9,417)	$(6,874)	$(10,890)	$(10,785)
Basic and diluted net loss per share	$(0.19)	$(0.14)	$(0.22)	$(0.21)

The four quarters of net earnings per share may not add to the total year because of differences in the weighted-average numbers of shares outstanding during the quarters and the year.

15.	Subsequent Event

In January 2020, the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules, which provides the Company with an additional term loan in an aggregate principal amount of up to $100.0 million (the Restated Credit Facility) in three tranches, subject to certain terms and conditions.

The first tranche of up to $40.0 million is available to the Company through December 15, 2020, of which $20.0 million would be available upon submission of the avacopan New Drug Application (NDA) for the treatment of ANCA vasculitis. Under the first tranche, $5.0 million will be advanced to the Company on or before March 15, 2020. The second tranche of up to an additional $30.0 million is available to the Company through December 15, 2021 upon NDA approval of avacopan for the treatment of ANCA vasculitis. The third tranche of up to an additional $30.0 million is available through December 15, 2022, subject to certain conditions.

For advances under the Restated Credit Facility, the Company will make interest only payments through September 1, 2022 and will then repay the principal balance and interest of the advances in equal monthly installments through February 1, 2024. Upon satisfaction of certain conditions, the interest only payment period and the principal balance repayment period may be extended.

The initial interest rate equals to the greater of either (i) 8.50% plus the prime rate as reported in The Wall Street Journal minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net avacopan revenue levels.

The Company may prepay advances under the Restated Credit Facility, in whole or in part, at any time subject to a prepayment charge up to 2.0% of prepayment amounts. In addition, the Company will pay an end of term charge of 7.15% of the aggregate amount of the advances. The Restated Credit Facility is secured by substantially all of the Company’s assets, excluding intellectual property.

In connection with the Amended Loan Agreement, the Company also entered into a Right to Invest Agreement with Hercules, pursuant to which Hercules shall have the right to participate, in an amount up to $3.0 million, in any subsequent equity financing broadly marketed to multiple investors in an amount greater than $30.0 million.

The Amended Loan Agreement also includes customary affirmative and negative covenants and events of default, the occurrence and continuance of which provide Hercules with the right to demand immediate repayment of all principal and unpaid interest under Amended Loan Agreement, and to exercise remedies against the Company and the collateral securing the Amended Loan Agreement.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(18)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

4.2(3)	Form of Common Stock Warrant.

4.3(3)	Form of Series B Preferred Stock Warrant.

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1#(1)	Amended and Restated 1997 Stock Option/Stock Issuance Plan and form of agreement thereunder.

10.2#(1)	Amended and Restated 2002 Equity Incentive Plan and forms of agreements thereunder.

10.3#(1)	2012 Equity Incentive Award Plan and form of agreement thereunder.

10.4#(1)	2012 Employee Stock Purchase Plan.

10.5#(1)	2012 Cash Incentive Plan.

10.6#(1)	Form of Indemnification Agreement.

10.7#(4)	Non-Employee Director Compensation Policy.

10.8#(14)	Amended and Restated Non-Employee Director Compensation Policy.

10.9#(5)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Award Plan.

10.10#(6)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2012 Equity Incentive Award Plan.

10.11#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Thomas J. Schall, Ph.D.

10.12#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Markus J. Cappel, Ph.D.

10.13#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Susan M. Kanaya.

10.14#(12)	Employment Agreement, effective as of May 2, 2016, by and between the Registrant and Rajinder Singh.

10.15(3)	Standard Industrial/Commercial Multi-Tenant Lease, dated April 20, 2004, by and between Portola Land Company and the Registrant.

10.16(7)	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated August 16, 2012, by and between Portola Land Company and the Registrant.

10.17(10)	Second Amendment to Lease, dated April 13, 2017, by and between Google Inc. and the Registrant.

10.18(17)	Third Amendment to Lease, dated May 1, 2019, by and between Google Inc. and the Registrant.

10.19†(8)	Product Development and Commercialization Agreement, effective as of August 22, 2006, by and between the Registrant and Glaxo Group Limited.

Exhibit Number	Description

10.20†(3)	Amendment No. 1 to Product Development and Commercialization Agreement, effective as of September 30, 2007, by and between the Registrant and Glaxo Group Limited.
10.21†(3)	Amendment No. 2 to Product Development and Commercialization Agreement, effective as of October 6, 2008, by and between the Registrant and Glaxo Group Limited.

10.22†(3)	Amendment No. 3 to Product Development and Commercialization Agreement, effective as of August 22, 2009, by and between the Registrant and Glaxo Group Limited.

10.23†(3)	Amendment No. 4 to Product Development and Commercialization Agreement, effective as of February 26, 2010, by and between the Registrant and Glaxo Group Limited.

10.24†(3)	Amendment No. 5 to Product Development and Commercialization Agreement, effective as of November 15, 2010, by and between the Registrant and Glaxo Group Limited.

10.25†(9)	Collaboration and License Agreement, dated as of May 9, 2016, by and between the Registrant and Vifor (International) Ltd.

10.26(9)	Stock Purchase Agreement, dated as of May 9, 2016, by and between the Registrant and Vifor (International) Ltd.

10.27(6)	Collaboration and License Agreement, dated as of December 22, 2016, by and between the Registrant and Vifor (International) Ltd.

10.28†(4)	Letter Agreement dated as of February 13, 2017 between the Registrant and Vifor (International) Ltd.

10.29†(10)	Amendment to Collaboration and License Agreement, effective as of May 22, 2017 between the Registrant and Vifor Fresenius Medical Care Renal Pharma Ltd.

10.30(11)	Loan and Security Agreement, dated as of December 28, 2017, by and between the Registrant and Hercules Capital, Inc.

10.31(13)	Letter Agreement dated as of June 6, 2018 between the Registrant and Vifor (International) Ltd. Regarding Grant of Rights to CCX168 in China.

10.32(13)	Letter Agreement dated as of June 6, 2018 between the Registrant and Vifor (International) Ltd. Regarding Grant of Rights to CCX140 in China.

10.33†(13)	Amendment to Collaboration and License Agreement, effective as of June 6, 2018 between the Registrant and Vifor Fresenius Medical Care Renal Pharma Ltd.

10.34(15)	Amendment No. 1 to Loan and Security Agreement, dated as of December 13, 2018, by and between the Registrant and Hercules Capital, Inc.

10.35(16)	Lease Agreement, dated July 31, 2019, by and between the Registrant and ARE-SAN FRANCISCO NO. 63, LLC.

21.1	Subsidiaries of the Registrant.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(2)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on February 6, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(3)	Filed with the Registrant’s Registration Statement on Form S-1 on October 14, 2011 (Registration No. 333-177332), and incorporated herein by reference.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the SEC on May 10, 2017, and incorporated herein by reference.
(5)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the SEC on August 8, 2014, and incorporated herein by reference.
(6)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 14, 2017, and incorporated herein by reference.
(7)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the SEC on November 13, 2012, and incorporated herein by reference.
(8)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on January 6, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the SEC on August 9, 2016, and incorporated herein by reference.
(10)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the SEC on August 8, 2017, and incorporated herein by reference.
(11)	Filed with the Registrant’s Current Report on Form 8-K filed on January 4, 2018, and incorporated herein by reference.
(12)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 12, 2018, and incorporated herein by reference.
(13)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed with the SEC on August 9, 2018, and incorporated herein by reference.
(14)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, filed with the SEC on May 9, 2018, and incorporated herein by reference.
(15)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 11, 2019, and incorporated herein by reference.
(16)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed with the SEC on November 4, 2019, and incorporated herein by reference.
(17)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed with the SEC on August 5, 2019, and incorporated herein by reference.
(18)	Filed with the Registrant’s Current Report on Form 8-K filed on March 19, 2019, and incorporated herein by reference.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: March 10, 2020	By:	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Schall, Ph.D.	President, Chief Executive Officer and Director	March 10, 2020
Thomas J. Schall, Ph.D.	(Principal Executive Officer)

Executive Vice President,
/s/ Susan M. Kanaya	Chief Financial and Administrative Officer and Secretary	March 10, 2020
Susan M. Kanaya	(Principal Financial Officer)

/s/ Pui San Kwan	Vice President, Finance
Pui San Kwan	(Principal Accounting Officer)	March 10, 2020

/s/ Thomas A. Edwards
Thomas A. Edwards	Director	March 10, 2020

/s/ Joseph M. Feczko, M.D.
Joseph M. Feczko, M.D.	Director	March 10, 2020

/s/ Rita Jain, M.D.
Rita Jain, M.D.	Director	March 10, 2020

/s/ Henry A. McKinnell, Jr., Ph.D.
Henry A. McKinnell, Jr., Ph.D.	Director	March 10, 2020

/s/ Geoffrey M. Parker
Geoffrey M. Parker	Director	March 10, 2020

/s/ James L. Tyree
James L. Tyree	Director	March 10, 2020