Form 10-Q
period 2020-03-31
ChemoCentryx, Inc.
filed 2020-05-11
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 30, 2020 was 61,854,015.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$59,436	$39,179
Short-term investments	124,255	133,607
Accounts receivable, other	153	176
Accounts receivable from related party	15	—
Prepaid expenses and other current assets	2,810	1,400
Total current assets	186,669	174,362
Property and equipment, net	2,746	2,154
Long-term investments	5,140	29,454
Operating lease right-of-use assets	1,407	1,704
Other assets	1,340	1,409
Total assets	$197,302	$209,083
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,371	$1,532
Accrued and other current liabilities	14,811	19,806
Deferred revenue from related party	40,764	37,742
Total current liabilities	57,946	59,080
Long-term debt, net	24,178	19,786
Non-current deferred revenue from related party	54,234	63,095
Other non-current liabilities	783	1,122
Total liabilities	137,141	143,083
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 61,792,661 and 60,234,784 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	62	60
Additional paid-in capital	511,571	495,624
Note receivable	(16)	(16)
Accumulated other comprehensive income	217	318
Accumulated deficit	(451,673)	(429,986)
Total stockholders’ equity	60,161	66,000
Total liabilities and stockholders’ equity	$197,302	$209,083

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Collaboration and license revenue from related party	$5,855	$8,327
Grant revenue	153	—
Total revenue	6,008	8,327

Operating expenses:
Research and development	19,311	15,354
General and administrative	8,820	5,501
Total operating expenses	28,131	20,855
Loss from operations	(22,123)	(12,528)
Other income (expense):
Interest income	984	1,121
Interest expense	(548)	(542)
Total other income, net	436	579
Net loss	$(21,687)	$(11,949)
Basic and diluted net loss per common share	$(0.35)	$(0.23)
Shares used to compute basic and diluted net loss per common share	61,295	52,395

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(21,687)	$(11,949)
Unrealized gain (loss) on available-for-sale securities	(101)	194
Comprehensive loss	$(21,788)	$(11,755)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	60,234,784	$60	$495,624	$(16)	$318	$(429,986)	$66,000
Net loss	-	-	-	-	-	(21,687)	(21,687)
Unrealized loss on investments	-	-	-	-	(101)	-	(101)
Issuance of common stock under equity incentive plans	1,645,869	2	14,797	-	-	-	14,799
Repurchased shares upon vesting of restricted stock units for tax withholdings	(87,992)	-	(3,480)	-	-	-	(3,480)
Employee stock-based compensation	-	-	4,374	-	-	-	4,374
Compensation expense related to options granted to consultants	-	-	256	-	-	-	256
Balance as of March 31, 2020	61,792,661	$62	$511,571	$(16)	$217	$(451,673)	$60,161

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance as of December 31, 2018	50,652,238	$51	$389,398	$(16)	$(198)	$(374,497)	$14,738
Net loss	-	-	-	-	-	(11,949)	(11,949)
Unrealized gain on investments	-	-	-	-	194	-	194
Issuance of common stock through Equity Distribution Agreement, net of issuance costs	6,491,196	6	73,270	-	-	-	73,276
Issuance of common stock under equity incentive plans	690,100	1	2,851	-	-	-	2,852
Repurchased shares upon vesting of restricted stock units for tax withholdings	(107,619)	-	(1,174)	-	-	-	(1,174)
Employee stock-based compensation	-	-	2,662	-	-	-	2,662
Compensation expense related to options granted to consultants	-	-	40	-	-	-	40
Balance as of March 31, 2019	57,725,915	$58	$467,047	$(16)	$(4)	$(386,446)	$80,639

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(21,687)	$(11,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,630	2,702
Depreciation of property and equipment	143	141
Amortization of right-of-use assets	297	239
Non-cash interest income, net	155	(436)
Changes in assets and liabilities:
Accounts receivable, other	23	—
Accounts receivable due from related party	(15)	1,891
Prepaids and other current assets	(754)	(1,778)
Other assets	69	180
Accounts payable	1,042	327
Other liabilities	(5,510)	(1,443)
Deferred revenue from related party	(5,839)	(8,160)
Net cash used in operating activities	(27,446)	(18,286)
Investing activities
Purchases of property and equipment, net	(868)	(46)
Purchases of investments	(11,434)	(75,235)
Sales of investments	—	4,967
Maturities of investments	44,330	65,170
Net cash provided by (used in) investing activities	32,028	(5,144)
Financing activities
Proceeds from issuance of common stock	—	73,276
Proceeds from exercise of stock options	14,797	2,573
Employees' tax withheld and paid for restricted stock units	(3,480)	(1,174)
Borrowings under credit facility agreement, net of issuance costs	4,358	—
Net cash provided by financing activities	15,675	74,675
Net increase in cash, cash equivalents and restricted cash	20,257	51,245
Cash, cash equivalents and restricted cash at beginning of period	40,259	28,088
Cash, cash equivalents and restricted cash at end of period	$60,516	$79,333
Supplemental disclosures of cash flow information
Cash paid for interest	$407	$422
Right-of-use assets obtained in exchange for lease obligations (1)	$—	$1,301
Purchases of property and equipment, net recorded in accounts payable	$(132)	$—

(1)	Amount for the three months ended March 31, 2019 include the transition adjustment of $1,301 for the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

1.	Description of Business

ChemoCentryx, Inc. (the Company) commenced operations in 1997. The Company is a biopharmaceutical company focused on the development and commercialization of new medications targeted at inflammatory disorders, autoimmune diseases and cancer.   The Company’s principal operations are in the United States and it operates in one segment.

Unaudited Interim Financial Information

The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2019 Condensed Consolidated Balance Sheet was derived from audited financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 10, 2020.

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

Total accounts receivable consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Vifor (International) Ltd., and/or its affiliates, or collectively, Vifor	$15	$—
U.S. Food and Drug Administration	153	176
	$168	$176

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

For the three months ended March 31, 2020 and 2019, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock, including purchases from contributions to ESPP	8,466,444	11,073,806
Restricted stock units	419,409	374,352
Restricted stock awards	30,896	27,278
Warrants to purchase common stock	150,000	150,000
	9,066,749	11,625,436

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). For the periods presented, other comprehensive income (loss) consists of unrealized gains and losses on the Company’s available-for-sale securities. For the three months ended March 31, 2020, there were no sales of investments and therefore there were no reclassifications of comprehensive loss. For the three months ended March 31, 2019, amounts reclassified from accumulated other comprehensive income (loss) to net loss for unrealized gains (losses) on available-for-sale securities were not significant, and were recorded as part of other income, net in the Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standard Board issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The new standard replaces the incurred loss impairment methodology under the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is required to use a forward-looking expected credit loss model for accounts receivable and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard became effective for the Company on January 1, 2020. The Company’s adoption on January 1, 2020 did not have a material impact on the consolidated financial statements.

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

3.	Cash Equivalents, Restricted Cash and Investments

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$59,436	$39,179
Restricted cash included in Other assets	1,080	1,080
Total cash, cash equivalents and restricted cash	$60,516	$40,259

Restricted cash as of March 31, 2020 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the lease of the Company’s facility in San Carlos, California. See “Note 7. Commitments” for additional information of this lease.

Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$58,649	$—	$—	$58,649
U.S. treasury securities	28,077	241	—	28,318
Commercial paper	15,915	—	—	15,915
Asset-backed securities	15,089	42	(4)	15,127
Corporate debt securities	70,097	26	(88)	70,035
Total available-for-sale securities	$187,827	$309	$(92)	$188,044

Classified as:
Cash equivalents				$58,649
Short-term investments				124,255
Long-term investments				5,140
Total available-for-sale securities				$188,044

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$30,353	$—	$—	$30,353
U.S. treasury securities	40,245	47	—	40,292
Commercial paper	12,429	—	—	12,429
Asset-backed securities	25,436	50	—	25,486
Corporate debt securities	84,605	225	(4)	84,826
Total available-for-sale securities	$193,068	$322	$(4)	$193,386

Classified as:
Cash equivalents				$30,325
Short-term investments				133,607
Long-term investments				29,454
Total available-for-sale securities				$193,386

Cash equivalents in the tables above exclude cash of $0.8 million and $8.9 million as of March 31, 2020 and December 31, 2019, respectively.  All available-for-sale securities held as of March 31, 2020 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The Company applies the specific identification method to determine the cost basis of the securities sold. No significant available-for-sale securities held as of March 31, 2020 have been in a continuous unrealized loss position for more than 12 months. As of March 31, 2020, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors. To date, the Company has not recorded any impairment charges on marketable securities.

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

Recurring Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
Description	Level 1	Level 2	Level 3	Total
Money market fund	$58,649	$—	$—	$58,649
U.S. treasury securities	—	28,318	—	28,318
Commercial paper	—	15,915	—	15,915
Asset-backed securities	—	15,127	—	15,127
Corporate debt securities	—	70,035	—	70,035
Total assets	$58,649	$129,395	$—	$188,044

	December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Money market fund	$30,353	$—	$—	$30,353
U.S. treasury securities	—	40,292	—	40,292
Commercial paper	—	12,429	—	12,429
Asset-backed securities	—	25,486	—	25,486
Corporate debt securities	—	84,826	—	84,826
Total assets	$30,353	$163,033	$—	$193,386

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

Other Fair Value Measurements

The carrying amount and estimated fair value of financial instruments not recorded at fair value at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31,		December 31,
	2020		2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$24,178	$24,808	$19,786	$20,253

(1)	Carrying amounts of long-term debt were net of unamortized debt discounts of $822 and $214 as of March 31, 2020 and December 31, 2019, respectively.

The fair value of the Company's long-term debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.

5.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Research and development related	$9,229	$13,100
Compensation related	2,010	3,608
Consulting and professional services	1,090	1,094
Current portion of operating lease liability	1,604	1,503
Other	878	501
	$14,811	$19,806

6.	Long-term Debt

In December 2017, the Company entered into a Loan and Security Agreement, with Hercules Capital, Inc. (Hercules), pursuant to which term loans in an aggregate principal amount of up to $50.0 million (as amended, the Credit Facility) were available to the Company.  As of March 31, 2020, the Company had borrowed $20.0 million under the Credit Facility, with an interest rate of 8.05% per annum and the remaining available amount had expired.  Advances under the Credit Facility bear an interest rate equal to the greater of either (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal (the Prime Rate) minus 4.75%, and (ii) 8.05%. The Company will make interest-only payments through July 1, 2021, and will then repay the principal balance and interest on the advances in equal monthly installments and continuing through December 1, 2022. The Company will pay an end of term charge of $1.3 million.

On January 8, 2020, the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules, which amended and restated the agreement between the parties, and pursuant to which an additional term loan in an aggregate principal amount of up to $100.0 million (the Restated Credit Facility) is available to the Company at its discretion in three tranches.  The first tranche of the Restated Credit Facility of up to $40.0 million would be available to the Company through December 15, 2020, of which $20.0 million would be available upon submission of the avacopan New Drug Application (NDA) for the treatment of patients with anti-neutrophil cytoplasmic auto-antibody associated vasculitis (ANCA vasculitis). The second tranche of up to an additional $30.0 million would be available to the Company through December 15, 2021 upon NDA approval of avacopan for the treatment of ANCA vasculitis. The third tranche of up to an additional $30.0 million would be available through December 15, 2022, subject to certain conditions.

Under the Restated Credit Facility, the Company had borrowed $5.0 million from the first tranche with an interest rate of 8.50% per annum as of March 31, 2020.  Advances under the Restated Credit Facility bear an initial interest rate equals to the greater of either (i) 8.50% plus the Prime Rate minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net avacopan revenue levels. For advances under the Restated Credit Facility, the Company will make interest only payments through September 1, 2022 and will then repay the principal balance and interest on the advances in equal monthly installments through February 1, 2024. Upon satisfaction of certain conditions, the interest-only payment period and the principal balance repayment period may be extended.  In addition, the Company will pay an end of term charge of 7.15% of the aggregate amount of the advances under the Restated Credit Facility.

The Company paid a commitment charge of 1% of the advances made under the Amended Loan Agreement, with a minimum charge of $162,500 for the Credit Facility and a minimum charge of $520,000 for the Restated Credit Facility. Also, the Company reimbursed Hercules for costs incurred related to the Amended Loan Agreement. These charges were recorded as discounts to the carrying value of the loan and are amortized over the term of the loan using the effective interest method.

In addition, the Company may prepay advances under the Amended Loan Agreement, in whole or in part, at any time, subject to a prepayment charge that ranges from 1.0% to 2.0%, depending on the timing of the prepayment. The Amended Loan Agreement is secured by substantially all of the Company’s assets, excluding intellectual property. The Amended Loan Agreement also includes customary loan covenants, with which the Company was in compliance for all periods presented.

In connection with the Amended Loan Agreement, the Company also entered into a Right to Invest Agreement with Hercules, pursuant to which Hercules shall have the right to participate, in an amount up to $3.0 million, in any subsequent equity financing broadly marketed to multiple investors in an amount greater than $30.0 million.

As of March 31, 2020, the Company had outstanding borrowings under the Amended Loan Agreement of $24.2 million, net of discounts of $0.8 million. Future minimum principal payments, which exclude the end of term charge, related to the Restated Credit Facility as of March 31, 2020 are as follows (in thousands):

Amounts
Year ending December 31:
Remaining of fiscal year 2020	$—
2021	6,389
2022	14,666
2023	3,353
2024	592
Total minimum payments	25,000
Less: amount representing debt discount	(822)
Present value of remaining debt payments	24,178
Less: current portion	—
Non-current portion	$24,178

7.	Commitments

Operating Leases

In May 2004, the Company entered into a noncancelable operating lease for its current office and primary research facility located in Mountain View, California. In May 2019, the Company entered into a third amendment to the lease agreement for the same facility to extend the term of the lease through April 2021.

The balance sheet classification of the Company’s operating lease liabilities was as follows (in thousands):

	March 31,	December 31,
	2020	2019
Accrued and other current liabilities (1)	$1,604	$1,503
Other non-current liabilities (2)	144	566
Total lease liabilities	$1,748	$2,069

(1)	Includes current portion of operating lease liabilities as of March 31, 2020 and December 31, 2019
(2)	Includes non-current portion of operating lease liabilities as of March 31, 2020 and December 31, 2019

The component of lease costs, which was included in operating expenses in the Company’s Condensed Consolidated Statements of Operations, was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$351	$268

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2020 was $375,000 and was included in net cash used in operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Future minimum lease payments under all noncancelable operating leases as of March 31, 2020 are as follows (in thousands):

Operating leases
Year ending December 31:
Remaining of fiscal year 2020	$1,284
2021	579
Total minimum payments	1,863
Less: interest	(115)
Present value of lease liabilities	$1,748

As of March 31, 2020, the weighted-average remaining lease term was 1.1 years and the weighted-average operating discount rate used to determine the operating lease liability was 11.0%.

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

Vifor

Vifor held 10,676,825 shares of the Company’s common stock as of March 31, 2020. The Company has collaboration agreements with Vifor: the Avacopan Agreements and the CCX140 Agreements (each as described below). See “Note 2. Summary of Significant Accounting Policies – Concentration of Credit Risk” for additional information on accounts receivable balance due from Vifor.

Avacopan Agreements

In May 2016, the Company entered into an exclusive collaboration and license agreement with Vifor pursuant to which the Company granted Vifor exclusive rights to commercialize avacopan in Europe and certain other markets (the Avacopan Agreement).  Avacopan is the Company’s lead drug candidate for the treatment of patients with ANCA vasculitis and other rare diseases.  The Avacopan Agreement also provided Vifor with an exclusive option to negotiate during 2016 a worldwide license agreement for one of the Company’s other drug candidates, CCX140, an orally-administered inhibitor of the chemokine receptor known as CCR2.  In connection with the Avacopan Agreement, the Company received a non-refundable upfront payment of $85.0 million, comprising $60.0 million in cash and $25.0 million in the form of an equity investment to purchase 3,333,333 shares of the Company’s common stock at a price of $7.50 per share.

In February 2017, Vifor and the Company expanded the Vifor territories under the Avacopan Agreement to include all markets outside the United States and China (the Avacopan Amendment).  In connection with this February 2017 amendment, the Company received a $20.0 million upfront payment for the expanded rights. In June 2018, Vifor and the Company further expanded the Vifor territories under the Avacopan Agreement to provide Vifor with exclusive commercialization rights in China (the Avacopan Letter Agreement, and together with the Avacopan Agreement and the Avacopan Amendment, the Avacopan Agreements). The Company retains control of ongoing and future development of avacopan (other than country-specific development in the licensed territories) and all commercialization rights to avacopan in the United States. In consideration for the Avacopan Letter Agreement, the Company received a $5.0 million payment for the expanded rights.

Upon achievement of certain regulatory and commercial milestones with avacopan, the Company will receive additional payments of up to $460.0 million under the Avacopan Agreements.  In addition, the Company will receive royalties, with rates ranging from the low teens to the mid-twenties, on future potential net sales of avacopan by Vifor in the licensed territories. In December 2017, the Company achieved a $50.0 million regulatory milestone when the European Medicines Agency (EMA) validated the Company’s conditional marketing authorisation (CMA) application for avacopan for the treatment of ANCA vasculitis.

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

As of March 31, 2020, the transaction price of $153.0 million consists of the following:

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

For the three months ended March 31, 2020, the Company recognized $4.5 million of collaboration and license revenue under the Avacopan Agreements, as compared to $6.6 million during the same period in 2019.

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

As of March 31, 2020, the transaction price of $113.7 million consists of the following:

•	$50.0 million upfront payment under the CCX140 Agreement;
•	$58.7 million of CCX140 development funding by Vifor; and
•	$5.0 million non-refundable upfront payment under the CCX140 Letter Agreement.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company determined that the combined performance obligation will be performed over the duration of the contract, which began on the effective date of December 22, 2016 and ends upon completion of development and regulatory services. The Company uses a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Vifor. In applying the cost-based input method of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations. For the three months ended March 31, 2020, the Company recognized $1.4 million of collaboration and license revenue under the CCX140 Agreements, as compared to $1.7 million during the same period in 2019.

The following table presents the contract assets and liabilities for all of the Company’s revenue contracts as of the following dates (in thousands):

	March 31,	December 31,
	2020	2019
Contract asset:
Accounts receivable	$15	$-
Contract liability:
Deferred revenue	(94,998)	(100,837)

During the three months ended March 31, 2020, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revenue recognized in the period from:
Amount included in contract liability at the beginning of the period	$5,840	$8,160
Performance obligations satisfied (or partially satisfied) in previous periods	$-	$(896)

9.	Government Grant

In September 2019, the Company was awarded a two-year $1.0 million grant from the orphan drug office of the U.S. Food and Drug Administration to support the clinical development of avacopan in patients with the rare kidney disease complement 3 glomerulopathy. The Company recognized $0.2 million of grant revenue during the three months ended March 31, 2020. As of March 31, 2020, $0.2 million was recorded as accounts receivable.

10.	Stockholders’ Equity

Stock Options

During the three months ended March 31, 2020, the Company had the following activities under its equity incentive plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2019	2,192,545	9,287,901	$9.44
Shares authorized	2,000,000	-
Granted (1)	(824,790)	607,390	45.15
Exercised (2)	87,992	(1,478,951)	10.01
Forfeited and expired	-	-	-
Outstanding at March 31, 2020	3,455,747	8,416,340	$11.92	6.94	$240,862,192
Vested and expected to vest, net of estimated forfeiture at March 31, 2020		8,079,662	$11.58	6.86	$233,639,679
Exercisable at March 31, 2020		4,892,989	$8.40	5.59	$155,495,372

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period.
(2)	Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.

Restricted Stock

During the three months ended March 31, 2020, the activity for restricted stock is summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2019	399,823	$10.54
Granted	217,400	46.59
Vested	(166,918)	9.27
Canceled	-	-
Unvested at March 31, 2020	450,305	$28.42

Stock-based Compensation

Total stock-based compensation expense was $4.6 million during the three months ended March 31, 2020 and $2.7 million during the same period ended March 31, 2019. As of March 31, 2020, $32.1 million, $8.5 million and $75,000 of total unrecognized compensation expenses associated with outstanding employee stock options, unvested restricted stock, and the ESPP, net of estimated forfeitures, were expected to be recognized over a weighted-average period of 2.55, 1.96 and 0.12 years, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on March 10, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “aim,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to advance drug candidates into, and successfully complete, clinical trials;
•	the anticipated impact of the novel coronavirus disease 2019, or COVID-19, pandemic on our business, preclinical studies and clinical trials;
•	the commercialization of our drug candidates;
•	the implementation of our business model, strategic plans for our business, drug candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the timing or likelihood of regulatory filings and approvals;
•	our ability to maintain and establish collaborations or obtain additional government grant funding;
•	our financial performance; and
•	developments relating to our competitors and our industry.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those included in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 10, 2020.

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

Additionally, we launched a registration-supporting clinical trial, the ACCOLADE trial, to study avacopan for the treatment of patients with C3G. C3G is an ultra-rare disease of the kidney that is characterized by deposition of the complement fragment known as C3 in the glomeruli, or filtration units of the kidney, leading to inflammatory cell accumulation, potentially leading to significant kidney damage and eventual renal failure. The prevalence of C3G is estimated at two to three per million people or approximately 800 patients in the United States and approximately 2,000 in Europe. We expect to report topline data from the ACCOLADE trial in the second half of 2020.

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

CCX140 - Chronic and Orphan Kidney Diseases

Our second drug candidate in the orphan disease space is CCX140, an inhibitor of the chemokine receptor known as CCR2. CCX140 is an orally-administered small molecule that is highly potent and a selective inhibitor of the chemokine receptor known as CCR2. CCX140 has been granted orphan drug designation by the FDA for the treatment of focal segmental glomerulosclerosis, or FSGS. FSGS is a histologic lesion that is associated with the clinical presentation, in children or adults, of proteinuria, nephrotic syndrome and progressive renal insufficiency. We have two ongoing Phase II clinical trials to evaluate the use of CCX140 for the treatment of primary or genetic FSGS that are known as the LUMINA trials, with the LUMINA-1 trial for patients with sub-nephrotic range proteinuria and the LUMINA-2 trial for patients with nephrotic syndrome, for which there are currently no FDA-approved treatments. Patient enrollment of LUMINA-1 was completed in August 2019, and we expect to report topline data in the second quarter of 2020.

Kidney Health Alliance with Vifor

In May 2016, we announced a partnership, which we refer to as the Avacopan Agreement, with Vifor. While under this agreement we retained all rights to avacopan in the United States and China, we granted Vifor exclusive commercialization rights to avacopan in Europe and certain other international markets. In December 2016, we entered into an additional agreement with Vifor, which we refer to as the CCX140 Agreement, relating to CCX140, our other late stage drug candidate. Under the CCX140 Agreement, we again retained all rights to CCX140 in the United States and China and we granted Vifor exclusive worldwide commercialization rights to CCX140 outside of the United States and China. In February 2017, we announced a further agreement with Vifor that harmonized the geographic commercialization rights underlying the agreements for both drug candidates, which we refer to as the Avacopan Amendment. In June 2018, we entered into additional agreements with Vifor to further expand Vifor’s exclusive commercialization rights to include China under the Avacopan Agreement, or Avacopan Letter Agreement, and CCX140 Agreement, or CCX140 Letter Agreement.

We have secured $215.0 million in upfront cash and milestone payments pursuant to our agreements with Vifor and are eligible for additional substantial milestone payments. Through our alliance, we maintain the commercialization rights to avacopan and CCX140 in the United States, and also retain control of the clinical development programs for orphan renal disease. Vifor gained the exclusive commercialization rights for all other international markets, and is obligated to pay us tiered royalties, with percentage rates ranging from ten to the mid-twenties, on potential net sales.

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

As of March 31, 2020, we had an accumulated deficit of $451.7 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Recent Developments

In December 2019, a disease caused by a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of April 2020, has spread to nearly every country and region in the world, including those in which we have active clinical trial sites.  While the length of the pandemic and its related restrictions and their consequences on the Company remain subject to a number of risks and uncertainties, as a result of the completion of certain clinical work and collection of certain blinded endpoint data prior to the start of the crisis, we are not currently expecting any material delays in when we intend to report topline clinical data from our ongoing clinical trials. Similarly, we do not currently anticipate any material delays in the timing for our planned NDA submission for avacopan for the treatment of patients ANCA vasculitis or in our preparation for commercial readiness, nor are we currently anticipating any material disruption in our clinical drug supply as a result of the pandemic.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in significant judgments and estimates for our critical accounting policies during the three months ended March 31, 2020, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 10, 2020.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the periods presented, our revenues were derived from collaboration and license revenue related to the Avacopan Agreement and the CCX140 Agreement, in each case, as amended, and the related letter agreements. Total revenue for the three months ended March 31, 2020, as compared to the same periods in the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Collaboration and license revenue from related party	$5,855	$8,327
Grant revenue	153	—
Total revenue	$6,008	$8,327
Dollar decrease	$(2,319)
Percentage decrease	(28%)

We use a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost-based input method of revenue recognition, we measure actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligations. The decrease in revenue from 2019 to 2020 for the three month period was primarily attributable to lower costs incurred due to the full enrollment of the avacopan ADVOCATE Phase III pivotal trial in 2018 and the CCX140 LUMINA-1 Phase II clinical trial in 2019.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We recognize all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three months ended March 31, 2020, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development expenses	$19,311	$15,354
Dollar increase	$3,957
Percentage increase	26%

The increase from 2019 to 2020 for the three month period was primarily attributable to patient enrollment of the avacopan AURORA Phase IIb clinical trial in patients with HS, professional fees associated with the preparation of submitting an NDA for avacopan for the treatment of ANCA vasculitis and higher research and drug discovery expenses, partially offset by decreases in expenses due to the full enrollment of the avacopan ADVOCATE Phase III pivotal trial in 2018 and the CCX140 LUMINA-1 Phase II clinical trial in 2019.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended March 31,
	2020	2019
Phase I	$394	$138
Phase II	7,945	4,641
Phase III	6,611	7,028
Research and drug discovery	4,361	3,547
Total research and development expenses	$19,311	$15,354

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

General and administrative expenses

Total general and administrative expenses for the three months ended March 31, 2020, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
General and administrative expenses	$8,820	$5,501
Dollar increase	$3,319
Percentage increase	60%

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

The increase from 2019 to 2020 for the three-month period was primarily due to higher employee-related expenses, including those associated with our commercialization planning efforts, and higher professional fees.

We anticipate that our general and administrative expenses will increase substantially in the future primarily due to pre-commercial activities and personnel costs to support the potential launch of avacopan for the treatment of ANCA vasculitis in the United States.

Other income, net

Other income, net primarily consists of interest income earned on our marketable securities. Total other income, net for the three month period ended March 31, 2020, as compared to the same period in the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest income	$984	$1,121
Interest expense	(548)	(542)
Total other income, net	$436	$579
Dollar decrease	$(143)
Percentage decrease	(25%)

The decrease in total other income, net from 2019 to 2020 for the three month period was primarily due to decreased interest income resulting from lower rate of return on the investment portfolio in 2020 and increased interest expense due to additional borrowings under the Credit Facility and the Restated Credit Facility (as defined below).

Liquidity and Capital Resources

As of March 31, 2020, we had approximately $189.9 million in cash, cash equivalents, restricted cash and investments.  The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash provided by (used in)
Operating activities	$(27,446)	$(18,286)
Investing activities	$32,028	$(5,144)
Financing activities	$15,675	$74,675

Operating activities. Net cash used in operating activities was $27.4 million for the three months ended March 31, 2020, compared to $18.3 million for the same period in 2019. This decrease was primarily due to a higher net loss and changes in working capital items.

Investing activities. Net cash provided by or used in investing activities for periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business. We expect cash used in investing activities in 2020 to increase substantially as we plan to build out our new headquarters in San Carlos, California. See “Note 7. Commitments” for a detailed discussion.

Financing activities.  Net cash provided by financing activities was $15.7 million for the three months ended March 31, 2020, compared to $74.7 million for the same period in 2019. Net cash provided by financing activities for the three months ended March 31, 2020 included net proceeds of $4.4 million received under the Restated Credit Facility.  Net cash provided by financing activities for the three months ended March 31, 2019 included net proceeds of $73.3 million from the issuance of common stock under an equity distribution agreement, which is now exhausted. Net cash provided by financing activities for both periods presented included proceeds from the exercise of stock options and cash used for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units.

As of March 31, 2020, we had borrowed $20.0 million under the loan and security agreement, or Credit Facility, with Hercules Capital, Inc., or Hercules.  In January 2020, we entered into an amended and restated credit facility with Hercules, or the Restated Credit Facility, which provides for borrowings of up to an additional $100.0 million in three tranches, subject to certain terms and conditions. As of March 31, 2020, we had borrowed $5.0 million under the Restated Credit Facility. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

As of March 31, 2020, we had approximately $189.9 million in cash, cash equivalents, restricted cash and investments.  We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, May 11, 2020. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;
•

the initiation, progress, timing and completion of preclinical studies and clinical trials for our drug candidates and potential drug candidates, including any delays as a result of the COVID-19 pandemic on our business, preclinical studies or clinical trials;

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

Contractual Obligations and Commitments

Except for the additional borrowing of $5.0 million under the Restated Credit Facility in March 2020, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 10, 2020. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

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

Our market risks at March 31, 2020 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 10, 2020, other than the following:

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Credit Facility and Restated Credit Facility. At March 31, 2020, borrowings under the Credit Facility totaled $20.0 million with an interest rate of 8.05%. Advances under the Credit Facility bear an interest rate equal to the greater of (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal, or Prime Rate, minus 4.75%, and (ii) 8.05%. We are obligated to make interest-only payments on our borrowings under the Credit Facility through July 1, 2021, at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through December 1, 2022. In addition, borrowings under the Restated Credit Facility totaled $5.0 million at March 31, 2020 with an interest rate equal to the greater of (i) 8.50% plus the Prime Rate minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net avacopan revenue levels. We are obligated to make interest-only payments on our borrowings under the Restated Credit Facility through September 1, 2022, at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through February 1, 2024. If the total amounts outstanding under the Credit Facility and the Restated Credit Facility remained at this level for an entire year and the interest rates increased by 1%, our annual interest expense would increase by an additional $250,000. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2020, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of March 31, 2020, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 10, 2020, except the following:

Risk Related to Our Business

The outbreak of the novel coronavirus disease 2019, or COVID-19, could adversely impact our business, manufacturing operations, preclinical studies and clinical trials.

In December 2019, a disease caused by a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of April 2020, has spread to nearly every country and region in the world, including those in which we have active clinical trial sites. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19 and in accordance with direction from state and local government authorities, we have limited the number of essential staff in our corporate headquarters. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, manufacturing operations, preclinical studies and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as (i) clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, (ii) interruption of clinical trial subject visits and study procedures, or (iii) difficulties in collecting study data in accordance with clinical trial protocols due to patients’ inability to travel or site closures, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•

interruption of, or delays in receiving, supplies of our drug candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials and interruption in global shipping that may affect the transport of clinical trial materials;
•	increases in the costs of clinical trials due to the impact of COVID-19;
•	interruptions in preclinical studies due to restricted or limited operations at our laboratory facility or those of our outsourced service providers;
•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies or clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•

business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, staffing shortages, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•

changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States;
•	delays or impacts on the successful commercial launch of our product candidates due to decreases in business travel or live customer interactions;
•	interruption or delays to our discovery and development pipeline;
•

continued volatility in our and other biopharmaceutical companies’ shares of common stock, which may result in difficulties raising capital through sales of our common stock or equity linked to our common stock, to the extent needed, and the terms of sales may be on unfavorable terms or unavailable, which may impact our short-term and long-term liquidity; and

•	interruption or delays to, or increased costs associated with, our planned move to our new corporate headquarters.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business, including our manufacturing operations, preclinical studies, clinical trials and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020.

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

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Amended and Restated Loan and Security Agreement, dated as of January 8, 2020, by and between the Registrant and Hercules Capital, Inc.

10.2	Right to Invest Agreement, dated as of January 8, 2020, by and between the Registrant and Hercules Capital, Inc.

10.3#	Amended and Restated Non-Employee Director Compensation Policy.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

# †	Indicates management contract or compensatory plan. Portions of this exhibit have been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: May 11, 2020	/s/ Thomas J. Schall, Ph.D.

Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	/s/ Susan M. Kanaya

Susan M. Kanaya Executive Vice President, Chief Financial and Administrative Officer and Secretary (Principal Financial Officer)

Date: May 11, 2020	/s/ Pui San Kwan

Pui San Kwan Vice President, Finance (Principal Accounting Officer)