Form 10-Q
period 2020-06-30
ChemoCentryx, Inc.
filed 2020-08-10
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2020 was 68,892,493.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$333,205	$39,179
Short-term investments	171,415	133,607
Accounts receivable, other	156	176
Accounts receivable from related party	72	—
Prepaid expenses and other current assets	2,385	1,400
Total current assets	507,233	174,362
Property and equipment, net	5,569	2,154
Long-term investments	—	29,454
Operating lease right-of-use assets	28,087	1,704
Other assets	1,155	1,409
Total assets	$542,044	$209,083
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,409	$1,532
Accrued and other current liabilities	19,279	19,806
Other current liabilities to related party	6,173	—
Deferred revenue from related party	27,504	37,742
Total current liabilities	56,365	59,080
Long-term debt, net	24,252	19,786
Non-current deferred revenue from related party	12,094	63,095
Non-current lease liabilities	27,446	566
Other non-current liabilities	746	556
Total liabilities	120,903	143,083
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 68,803,400 and 60,234,784 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	69	60
Additional paid-in capital	852,006	495,624
Note receivable	(16)	(16)
Accumulated other comprehensive income	488	318
Accumulated deficit	(431,406)	(429,986)
Total stockholders’ equity	421,141	66,000
Total liabilities and stockholders’ equity	$542,044	$209,083

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Collaboration and license revenue from related party	$49,283	$7,173	$55,138	$15,500
Grant revenue	157	—	310	—
Total revenue	49,440	7,173	55,448	15,500

Operating expenses:
Research and development	18,762	17,624	38,073	32,978
General and administrative	10,292	5,570	19,112	11,071
Total operating expenses	29,054	23,194	57,185	44,049
Income (loss) from operations	20,386	(16,021)	(1,737)	(28,549)
Other income (expense):
Interest income	576	1,418	1,560	2,539
Interest expense	(695)	(547)	(1,243)	(1,089)
Total other income (expense), net	(119)	871	317	1,450
Net income (loss)	$20,267	$(15,150)	$(1,420)	$(27,099)
Net income (loss) per common share
Basic	$0.32	$(0.26)	$(0.02)	$(0.49)
Diluted	$0.29	$(0.26)	$(0.02)	$(0.49)
Shares used to compute net income (loss) per common share
Basic	63,282	58,056	62,289	55,226
Diluted	69,416	58,056	62,289	55,226

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$20,267	$(15,150)	$(1,420)	$(27,099)
Unrealized gain on available-for-sale securities	271	357	170	551
Comprehensive income (loss)	$20,538	$(14,793)	$(1,250)	$(26,548)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance as of March 31, 2020	61,792,661	$62	$511,571	$(16)	$217	$(451,673)	$60,161
Net income	-	-	-	-	-	20,267	20,267
Unrealized gain on investments	-	-	-	-	271	-	271
Issuance of common stock upon follow-on offering, net of issuance costs (Note 10)	5,980,000	6	325,648	-	-	-	325,654
Issuance of common stock under equity incentive plans	1,035,206	1	9,693	-	-	-	9,694
Repurchased shares upon vesting of restricted stock units for tax withholdings	(4,467)	-	(229)	-	-	-	(229)
Employee stock-based compensation	-	-	5,076	-	-	-	5,076
Compensation expense related to options granted to consultants	-	-	247	-	-	-	247
Balance as of June 30, 2020	68,803,400	$69	$852,006	$(16)	$488	$(431,406)	$421,141

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance as of December 31, 2019	60,234,784	$60	$495,624	$(16)	$318	$(429,986)	$66,000
Net loss	-	-	-	-	-	(1,420)	(1,420)
Unrealized gain on investments	-	-	-	-	170	-	170
Issuance of common stock upon follow-on offering, net of issuance costs	5,980,000	6	325,648	-	-	-	325,654
Issuance of common stock under equity incentive plans	2,681,075	3	24,490	-	-	-	24,493
Repurchased shares upon vesting of restricted stock units for tax withholdings	(92,459)	-	(3,709)	-	-	-	(3,709)
Employee stock-based compensation	-	-	9,450	-	-	-	9,450
Compensation expense related to options granted to consultants	-	-	503	-	-	-	503
Balance as of June 30, 2020	68,803,400	$69	$852,006	$(16)	$488	$(431,406)	$421,141

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance as of March 31, 2019	57,725,915	$58	$467,047	$(16)	$(4)	$(386,446)	$80,639
Net loss	-	-	-	-	-	(15,150)	(15,150)
Unrealized gain on investments	-	-	-	-	357	-	357
Issuance of common stock under equity incentive and employee stock purchase plans	483,830	-	2,716	-	-	-	2,716
Employee stock-based compensation	-	-	2,841	-	-	-	2,841
Compensation expense related to options granted to consultants	-	-	57	-	-	-	57
Balance as of June 30, 2019	58,209,745	$58	$472,661	$(16)	$353	$(401,596)	$71,460

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance as of December 31, 2018	50,652,238	$51	$389,398	$(16)	$(198)	$(374,497)	$14,738
Net loss	-	-	-	-	-	(27,099)	(27,099)
Unrealized gain on investments	-	-	-	-	551	-	551
Issuance of common stock through Equity Distribution Agreement, net of issuance costs	6,491,196	6	73,270	-	-	-	73,276
Issuance of common stock under equity incentive and employee stock purchase plans	1,173,930	1	5,567	-	-	-	5,568
Repurchased shares upon vesting of restricted stock units for tax withholdings	(107,619)	-	(1,174)	-	-	-	(1,174)
Employee stock-based compensation	-	-	5,503	-	-	-	5,503
Compensation expense related to options granted to consultants	-	-	97	-	-	-	97
Balance as of June 30, 2019	58,209,745	$58	$472,661	$(16)	$353	$(401,596)	$71,460

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(1,420)	$(27,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,953	5,600
Depreciation of property and equipment	275	276
Amortization of right-of-use assets	695	523
Non-cash interest expense (income), net	424	(1,061)
Changes in assets and liabilities:
Accounts receivable, other	20	—
Accounts receivable due from related party	(72)	2,058
Prepaids and other current assets	(388)	(340)
Other assets	254	117
Accounts payable	370	8
Other liabilities	(809)	29
Deferred revenue from related party	(55,066)	(13,272)
Net cash used in operating activities	(45,764)	(33,161)
Investing activities
Purchases of property and equipment, net	(2,130)	(236)
Purchases of investments	(100,708)	(154,889)
Sales of investments	—	4,967
Maturities of investments	91,830	116,270
Net cash used in investing activities	(11,008)	(33,888)
Financing activities
Proceeds from issuance of common stock	325,654	73,276
Proceeds from exercise of stock options and employee stock purchase plan	24,495	5,604
Employees' tax withheld and paid for restricted stock units	(3,709)	(1,174)
Borrowings under credit facility agreement, net of issuance costs	4,358	—
Net cash provided by financing activities	350,798	77,706
Net increase in cash, cash equivalents and restricted cash	294,026	10,657
Cash, cash equivalents and restricted cash at beginning of period	40,259	28,088
Cash, cash equivalents and restricted cash at end of period	$334,285	$38,745
Supplemental disclosures of cash flow information
Cash paid for interest	$913	$871
Right-of-use assets obtained in exchange for lease obligations (1)	$27,078	$2,796
Purchases of property and equipment, net recorded in accounts payable and accrued liabilities	$1,560	$—

(1)	Amount for the six months ended June 30, 2019 includes the transition adjustment of $1,301 for the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Total accounts receivable consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
U.S. Food and Drug Administration	$156	$176
Vifor (International) Ltd., and/or its affiliates, or collectively, Vifor	72	—
	$228	$176

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

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$20,267	$(15,150)	$(1,420)	$(27,099)
Denominator:
Weighted average shares outstanding - basic	63,282	58,056	62,289	55,226
Dilutive stock options, RSUs and RSAs	6,134	—	—	—
Weighted average shares outstanding - diluted	69,416	58,056	62,289	55,226
Net income (loss) per common share
Basic	$0.32	$(0.26)	$(0.02)	$(0.49)
Diluted	$0.29	$(0.26)	$(0.02)	$(0.49)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock, including purchases from contributions to ESPP	860	11,001	7,730	11,001
Restricted stock units	14	402	400	402
Restricted stock awards	14	41	14	41
Warrants to purchase common stock	—	150	150	150
	888	11,594	8,294	11,594

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). For the periods presented, other comprehensive income (loss) consists of unrealized gains on the Company’s available-for-sale securities. For the three and six months ended June 30, 2020, there were no significant sales of investments and therefore there were no reclassifications of comprehensive loss. For the three and six months ended June 30, 2019, amounts reclassified from accumulated other comprehensive income to net loss for unrealized gains (losses) on available-for-sale securities were not significant, and were recorded as part of other income, net in the Condensed Consolidated Statements of Operations.

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
3.	Cash Equivalents, Restricted Cash and Investments

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$333,205	$39,179
Restricted cash included in Other assets	1,080	1,080
Total cash, cash equivalents and restricted cash	$334,285	$40,259

Restricted cash as of June 30, 2020 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the lease of the Company’s facility in San Carlos, California. See “Note 7. Commitments” for additional information of this lease.

Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$328,540	$—	$—	$328,540
U.S. treasury securities	58,174	146	(1)	58,319
Commercial paper	50,316	—	—	50,316
Asset-backed securities	15,080	114	—	15,194
Corporate debt securities	47,357	230	(1)	47,586
Total available-for-sale securities	$499,467	$490	$(2)	$499,955

Classified as:
Cash equivalents				$328,540
Short-term investments				171,415
Total available-for-sale securities				$499,955

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$30,353	$—	$—	$30,353
U.S. treasury securities	40,245	47	—	40,292
Commercial paper	12,429	—	—	12,429
Asset-backed securities	25,436	50	—	25,486
Corporate debt securities	84,605	225	(4)	84,826
Total available-for-sale securities	$193,068	$322	$(4)	$193,386

Classified as:
Cash equivalents				$30,325
Short-term investments				133,607
Long-term investments				29,454
Total available-for-sale securities				$193,386

Cash equivalents in the tables above exclude cash of $4.7 million and $8.9 million as of June 30, 2020 and December 31, 2019, respectively.  All available-for-sale securities held as of June 30, 2020 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The Company applies the specific identification method to determine the cost basis of the securities sold. No significant available-for-sale securities held as of June 30, 2020 have been in a continuous unrealized loss position for more than 12 months. As of June 30, 2020, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors. To date, the Company has not recorded any impairment charges on marketable securities.
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

Recurring Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
Description	Level 1	Level 2	Level 3	Total
Money market fund	$328,540	$—	$—	$328,540
U.S. treasury securities	—	58,319	—	58,319
Commercial paper	—	50,316	—	50,316
Asset-backed securities	—	15,194	—	15,194
Corporate debt securities	—	47,586	—	47,586
Total assets	$328,540	$171,415	$—	$499,955

	December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Money market fund	$30,353	$—	$—	$30,353
U.S. treasury securities	—	40,292	—	40,292
Commercial paper	—	12,429	—	12,429
Asset-backed securities	—	25,486	—	25,486
Corporate debt securities	—	84,826	—	84,826
Total assets	$30,353	$163,033	$—	$193,386

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

Other Fair Value Measurements

The carrying amount and estimated fair value of financial instruments not recorded at fair value at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30,		December 31,
	2020		2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$24,252	$24,985	$19,786	$20,253

(1)	Carrying amounts of long-term debt were net of unamortized debt discounts of $748 and $214 as of June 30, 2020 and December 31, 2019, respectively.

The fair value of the Company's long-term debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.
5.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Research and development related	$12,383	$13,100
Compensation related	3,322	3,608
Consulting and professional services	1,444	1,094
Current portion of operating lease liability	1,378	1,503
Other	752	501
	$19,279	$19,806

6.	Long-term Debt

In December 2017, the Company entered into a Loan and Security Agreement, with Hercules Capital, Inc. (Hercules), pursuant to which term loans in an aggregate principal amount of up to $50.0 million (as amended, the Credit Facility) were available to the Company.  As of June 30, 2020, the Company had borrowed $20.0 million under the Credit Facility, with an interest rate of 8.05% per annum and the remaining available amount had expired.  Advances under the Credit Facility bear an interest rate equal to the greater of either (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal (the Prime Rate) minus 4.75%, and (ii) 8.05%. The Company will make interest-only payments through July 1, 2021, and will then repay the principal balance and interest on the advances in equal monthly installments and continuing through December 1, 2022. The Company will pay an end of term charge of $1.3 million.

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

Under the Restated Credit Facility, the Company had borrowed $5.0 million from the first tranche with an interest rate of 8.50% per annum as of June 30, 2020.  Advances under the Restated Credit Facility bear an initial interest rate equals to the greater of either (i) 8.50% plus the Prime Rate minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net avacopan revenue levels. For advances under the Restated Credit Facility, the Company will make interest only payments through September 1, 2022 and will then repay the principal balance and interest on the advances in equal monthly installments through February 1, 2024. Upon satisfaction of certain conditions, the interest-only payment period and the principal balance repayment period may be extended.  In addition, the Company will pay an end of term charge of 7.15% of the aggregate amount of the advances under the Restated Credit Facility.

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

In connection with the Amended Loan Agreement, the Company also entered into a Right to Invest Agreement with Hercules, pursuant to which Hercules shall have the right to participate, in an amount up to $3.0 million, in any subsequent equity financing broadly marketed to multiple investors in an amount greater than $30.0 million. Hercules purchased $1.0 million of the Company’s common stock during the June 2020 equity follow-on offering. See “Note 10. Stockholders’ Equity” for additional information.

As of June 30, 2020, the Company had outstanding borrowings under the Amended Loan Agreement of $24.3 million, net of discounts of $0.7 million. Future minimum principal payments, which exclude the end of term charge, related to the Restated Credit Facility as of June 30, 2020 are as follows (in thousands):

Amounts
Year ending December 31:
Remaining of fiscal year 2020	$—
2021	6,389
2022	14,666
2023	3,353
2024	592
Total minimum payments	25,000
Less: amount representing debt discount	(748)
Present value of remaining debt payments	24,252
Less: current portion	—
Non-current portion	$24,252

7.	Commitments

Operating Leases

In May 2004, the Company entered into a noncancelable operating lease for its current office and primary research facility located in Mountain View, California. In May 2019, the Company entered into a third amendment to the lease agreement for the same facility to extend the term of the lease through April 2021.

In July 2019, the Company entered into a ten-year operating lease for a 96,463 square foot facility in San Carlos, California to replace its current headquarters located in Mountain View, California. Upon execution of the lease agreement, the Company provided the landlord an approximately $1.1 million security deposit in the form of a letter of credit. The lease commenced in June 2020 and is anticipated to expire in February 2031 with an option to extend the lease for five years. The lease extension option was not considered in the right-of-use asset or the lease liability as the Company did not consider it reasonably certain the option would be exercised. Monthly rent payments are anticipated to begin in March 2021. Following a six month period of discounted rent, the Company will pay an initial annual base rent at a rate of approximately $6.5 million, which is subject to scheduled 3% annual increases, plus certain operating expenses.

The Company was provided a tenant improvement allowance of $15.4 million plus an additional allowance of $4.8 million for the same. The additional allowance will be repaid by the Company as additional rent in equal monthly payments at a rate of 7% per annum through the initial term of the lease. The Company has the right to sublease the facility, subject to landlord consent.

The balance sheet classification of the Company’s operating lease assets and liabilities was as follows (in thousands):

	June 30,	December 31,
	2020	2019
Balance Sheet
Assets:
Operating lease right-of-use assets	$28,087	$1,704

Liabilities:
Operating lease liabilities:
Accrued and other current liabilities (1)	$1,378	$1,503
Non-current lease liabilities	27,446	566

(1)	Includes current portion of operating lease liabilities as of June 30, 2020 and December 31, 2019.

The component of lease costs, which was included in operating expenses in the Company’s Condensed Consolidated Statements of Operations, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$811	$324	$1,162	$592

For the six months ended June 30, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities was $790,000 and $565,000, respectively, and was included in net cash used in operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Future minimum lease payments under all noncancelable operating leases as of June 30, 2020 are as follows (in thousands):

Operating leases
Year ending December 31:
Remaining of fiscal year 2020	$869
2021	4,920
2022	7,316
2023	7,516
2024	7,721
Thereafter	52,518
Total minimum payments	80,860
Less: interest	(32,614)
Less: future tenant improvement reimbursements	(19,422)
Present value of lease liabilities	$28,824

As of June 30, 2020, the weighted-average remaining lease term was 10.4 years and the weighted-average operating discount rate used to determine the operating lease liability was 9.5%.

8.	Related-Party Transactions

Vifor

Vifor held 10,676,825 shares of the Company’s common stock as of June 30, 2020. The Company has collaboration agreements with Vifor: the Avacopan Agreements and the CCX140 Agreements (each as described below). See “Note 2. Summary of Significant Accounting Policies – Concentration of Credit Risk” for additional information on accounts receivable balance due from Vifor.

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

As of June 30, 2020, the transaction price of $153.0 million consists of the following:

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

For the three and six months ended June 30, 2020, the Company recognized $2.6 million and $7.0 million of collaboration and license revenue under the Avacopan Agreements, respectively, as compared to $5.5 million and $12.1 million during the same respective periods in 2019.

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

As of June 30, 2020, the previously reported transaction price of $113.7 million was reduced to $66.5 million and comprises of the following:

•	$50.0 million upfront payment under the CCX140 Agreement;
•	$11.5 million of CCX140 development funding by Vifor, reflecting a $47.2 million reduction from the prior quarter as discussed below; and
•	$5.0 million non-refundable upfront payment under the CCX140 Letter Agreement.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company determined that the combined performance obligation will be performed over the duration of the contract, which began on the effective date of December 22, 2016 and ends upon completion of development services. The Company uses a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Vifor. In applying the cost-based input method of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations. For the three and six months ended June 30, 2020, the Company recognized $46.7 million and $48.1 million of collaboration and license revenue under the CCX140 Agreements, respectively, as compared to $1.7 million and $3.4 million during the respective same periods in 2019.

In May 2020, the Company announced topline data from a 46 patient Phase II dose-ranging trial in the orphan kidney disorder, primary Focal Segmental Glomerulosclerosis (FSGS), called the LUMINA-1 trial. In the study, CCX140 did not demonstrate a meaningful reduction in proteinuria relative to the control group after 12 weeks of blinded treatment. As such, CCX140 will not be further developed in FSGS. As a result, the Company reduced the total anticipated FSGS budgeted costs and the corresponding transaction price related to development funding under the CCX140 Agreement by $47.2 million and recognized $46.7 million of contract revenue during the three months ended June 30, 2020. In addition, the Company reclassified $6.2 million of deferred revenue previously received from Vifor to other current liabilities to related party. As of June 30, 2020, deferred revenue under the CCX140 Agreement was $4.1 million, which represents the Company’s remaining estimated performance obligation under this agreement. Vifor retains an option to solely develop and commercialize CCX140 in more prevalent forms of chronic kidney disease (CKD). Should Vifor later exercise the CKD option, the Company would receive co-promotion rights for CKD in the United States.

The following table presents the contract assets and liabilities for all of the Company’s revenue contracts as of the following dates (in thousands):

	June 30,	December 31,
	2020	2019
Contract asset:
Accounts receivable	$72	$-
Contract liability:
Deferred revenue	(39,598)	(100,837)

During the three and six months ended June 30, 2020, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Revenue recognized in the period from:
Amount included in contract liability at the beginning of the period	$49,227	$55,066
Performance obligations satisfied (or partially satisfied) in previous periods	$41,493	$37,832

9.	Government Grant

In September 2019, the Company was awarded a two-year $1.0 million grant from the orphan drug office of the U.S. Food and Drug Administration to support the clinical development of avacopan in patients with the rare kidney disease complement 3 glomerulopathy. For the three and six months ended June 30, 2020, the Company recognized $0.2 million and $0.3 million of grant revenue, respectively. As of June 30, 2020, $0.2 million was recorded as accounts receivable.

10.	Stockholders’ Equity

Stock Options

During the six months ended June 30, 2020, the Company had the following activities under its equity incentive plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2019	2,192,545	9,287,901	$9.44
Shares authorized	2,000,000	-
Granted (1)	(1,105,278)	859,918	48.67
Exercised (2)	92,459	(2,399,296)	10.00
Forfeited and expired	21,244	(21,244)	13.78
Outstanding at June 30, 2020	3,200,970	7,727,279	$13.62	7.00	$339,650,595
Vested and expected to vest, net of estimated forfeiture at June 30, 2020		7,418,771	$13.16	6.92	$329,498,001
Exercisable at June 30, 2020		4,412,289	$8.26	5.69	$217,441,295

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period.
(2)	Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.

Restricted Stock

During the six months ended June 30, 2020, the activity for restricted stock is summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2019	399,823	$10.54
Granted	245,360	48.08
Vested	(230,986)	9.98
Canceled	-	-
Unvested at June 30, 2020	414,197	$33.10

Stock-based Compensation

Total stock-based compensation expense was $5.4 million and $10.0 million during the three and six months ended June 30, 2020, respectively, and $2.9 million and $5.6 million during the same respective periods ended June 30, 2019. As of June 30, 2020, $38.0 million, $9.0 million and $321,000 of total unrecognized compensation expenses associated with outstanding employee stock options, unvested restricted stock, and the ESPP, net of estimated forfeitures, respectively, were expected to be recognized over a weighted-average period of 2.52, 1.89 and 0.38 years, respectively.

Equity Follow-On Offering

In June 2020, the Company completed an equity follow-on offering of 5,980,000 shares of its common stock at a sale price of $58.00 per share. The Company received net proceeds of $325.7 million, after deducting underwriting discounts, commissions and offering expenses.

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 10, 2020, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020.

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

Overview

ChemoCentryx is a biopharmaceutical company focused on the development and commercialization of new medications targeted at inflammatory disorders, autoimmune diseases and cancer. Most of the drug candidates in our pipeline are designed to selectively block a specific chemoattractant receptor, leaving the rest of the immune system intact. Our drug candidates are small molecules, which are orally administered, and, if approved, could address unmet medical needs, including improved efficacy, and offer significant quality of life benefits, since patients swallow a capsule or pill instead of having to visit a clinic for an infusion or undergo an injection.

In November 2019, we announced positive topline data from the pivotal Phase III ADVOCATE trial of avacopan, our lead drug candidate that is an orally-administered selective complement 5a receptor inhibitor, for the treatment of patients with anti-neutrophil cytoplasmic antibody-associated vasculitis, or ANCA vasculitis. The ADVOCATE trial compared avacopan with the currently used standard of care regimen which consists of high doses of glucocorticoid (most commonly prednisone) which is administered to patients for months. The prednisone standard of care was the active comparator (prednisone active comparator standard of care, or SOC) against which avacopan was assessed in a two-arm, randomized, controlled, and blinded trial. Subjects in both study arms received background therapy with rituximab or cyclophosphamide. The trial met both of its primary endpoints, showing that avacopan therapy without the need for daily prednisone could achieve disease remission at 26 weeks and sustained remission at 52 weeks, as assessed by the Birmingham Vasculitis Activity Score, or BVAS. BVAS remission at week 26 in the avacopan treated subjects was numerically superior and statistically non-inferior to the prednisone active comparator SOC control group, where BVAS remission was achieved in 72.3% of the avacopan treated subjects vs. 70.1% of subjects in the prednisone active comparator SOC control group (p<0.0001 for non-inferiority). Sustained remission at 52 weeks was observed in 65.7% of the avacopan treated subjects vs. 54.9% in the prednisone active comparator SOC control group, achieving both non-inferiority and superiority to prednisone active comparator SOC (p=0.0066 for superiority of avacopan). Reduction in overall burden of disease management and improvement in quality of life was also demonstrated through key secondary endpoints, including improved kidney function and reduction of adverse events and illnesses associated with steroids, such as prednisone.

In July 2020, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for avacopan for the treatment of ANCA vasculitis in the United States.  If the NDA is approved, we plan to commercialize avacopan in the United States on our own and internationally through our kidney health alliance with Vifor Fresenius Medical Care Renal Pharma Ltd. and its affiliates and sublicensees, or collectively, Vifor.  We are also developing avacopan in other indications, including complement 3 glomerulopathy, or C3G, and hidradenitis suppurativa, or HS and plan to expand indications to include lupus nephritis in the first half of 2021.

Avacopan (CCX168)—Inhibition of Complement-Mediated Pathways in Orphan Diseases

Avacopan (formerly CCX168) is our lead drug candidate. It is a potential first-in-class, orally-administered molecule that employs a novel, highly targeted mode of action in the treatment of ANCA vasculitis and other complement-driven autoimmune and inflammatory diseases. ANCA vasculitis is an orphan, severe, and often fatal autoimmune disease that is characterized by elevated levels of autoantibodies called anti-neutrophil cytoplasmic autoantibodies and by inflammation that can affect many different organ systems, and commonly involves the kidneys. ANCA vasculitis affects approximately 40,000 to 75,000 people in the United States, with 4,000 to 9,000 new cases each year; similarly, ANCA vasculitis affects approximately 50,000 to 100,000 people in Europe, with 5,000 to 10,000 new cases each year.

We have successfully completed and reported positive topline clinical data from our pivotal Phase III clinical trial of avacopan for the treatment of ANCA vasculitis, known as the ADVOCATE trial. ADVOCATE was a randomized, double-blind, active-controlled worldwide clinical trial which enrolled 331 patients with newly diagnosed or relapsing ANCA vasculitis at approximately 200 sites in the United States, Canada, Europe, Australia, New Zealand and Japan. The aim of the trial was to assess the safety and efficacy of avacopan in inducing and sustaining remission in patients with ANCA vasculitis.

Avacopan has been granted orphan drug designation by the FDA for the treatment of ANCA vasculitis and by the European Medicines Agency, or EMA, for the treatment of microscopic polyangiitis and granulomatosis with polyangiitis, both forms of ANCA vasculitis. Based on the success of the avacopan clinical studies in ANCA vasculitis, we filed an NDA with the FDA in July 2020 and will support our alliance partner, Vifor, with their filing of applications for regulatory approval internationally.

We are building a commercial infrastructure and plan to deploy an appropriately sized specialty field force in the United States to commercialize avacopan in ANCA vasculitis, if approved. We expect that our future field force will focus primarily on a subset of rheumatologists and nephrologists who treat this disease. In territories outside of the United States, our partner Vifor would be responsible for the commercialization of avacopan.

Additionally, we launched a registration-supporting clinical trial, the ACCOLADE trial, to study avacopan for the treatment of patients with C3G. C3G is an ultra-rare disease of the kidney that is characterized by deposition of the complement fragment known as C3 in the glomeruli, or filtration units of the kidney, leading to inflammatory cell accumulation, potentially leading to significant kidney damage and eventual renal failure. The incidence of C3G is estimated at one to three per million people in the United States. The prevalence in the United States is estimated to be as low as five cases per million people. We expect to report topline data from the ACCOLADE trial in the second half of 2020.

We also initiated a large placebo-controlled Phase IIb clinical trial, the AURORA trial, for the treatment of patients with moderate-to-severe HS. HS is a chronic, inﬂammatory, debilitating skin disease characterized by recurrent, painful, nodules and abscesses, ultimately leading to the formation of draining fistulas (also known as sinus tracts) as well as scarring. The disease originates from inflammation and occlusion of the hair follicle. Apart from pain, the nodules may rupture, and often extrude a purulent, foul-smelling discharge leading to substantial social embarrassment for these patients. Due to its chronic nature and frequently occurring relapses of the skin lesions, HS has a great impact on the patient’s quality of life, deeply affecting social, working, and psychological aspects. In the United States, the estimated prevalence of moderate-to-severe HS is up to 200,000 patients. In Europe, the number of affected patients is believed to be greater, with higher prevalence. We expect to report topline data from the AURORA trial early in the fourth quarter of 2020, as the result of delays caused by the resurgence of COVID-19 impacting certain sites where we have been conducting this trial.

Kidney Health Alliance with Vifor

In May 2016, we announced a partnership, which we refer to as the Avacopan Agreement, with Vifor. While under this agreement we retained all rights to avacopan in the United States and China, we granted Vifor exclusive commercialization rights to avacopan in Europe and certain other international markets. In December 2016, we entered into an additional agreement with Vifor, which we refer to as the CCX140 Agreement, relating to CCX140, an orally-administered selective inhibitor of the chemokine receptor known as CCR2. Under the CCX140 Agreement, we again retained all rights to CCX140 in the United States and China and we granted Vifor exclusive worldwide commercialization rights to CCX140 outside of the United States and China. In February 2017, we announced a further agreement with Vifor that harmonized the geographic commercialization rights underlying the agreements for both drug candidates, which we refer to as the Avacopan Amendment. In June 2018, we entered into additional agreements with Vifor to further expand Vifor’s exclusive commercialization rights to include China under the Avacopan Agreement and the CCX140 Agreement. In May 2020, we announced topline data from a 46 patient Phase II dose-ranging trial in the orphan kidney disorder, primary Focal Segmental Glomerulosclerosis, or FSGS, called the LUMINA-1 trial. In the study, CCX140 did not demonstrate a meaningful reduction in proteinuria relative to the control group after 12 weeks of blinded treatment. As such, CCX140 will not be further developed in FSGS.

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

Early Stage Drug Candidates

While we have focused initially on kidney and dermatological diseases, our target-specific and selective approach designed to stop the spread of inflammatory disease-inducing cells shows promise in other disease areas. Over time we plan to bring forward drug candidates to treat a range of inflammatory and autoimmune disorders, as well as cancer, where we plan to advance our orally-available checkpoint (PD-L1/PD-1) inhibitor, CCX559, into clinical development in the first half of 2021. We expect that our ability to advance our drug candidates into clinical development will grow as we increase our scale and to the extent that we start to earn revenues and royalties from the commercialization of avacopan.

We have incurred significant losses since commencing our operations in 1997. We have funded our operations primarily through the sale of convertible preferred and common stock, contract revenue under our collaborations, government contracts and grants and borrowings under loan and equipment financing arrangements.

As of June 30, 2020, we had an accumulated deficit of $431.4 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Recent Developments

In December 2019, a disease caused by a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of August 2020, has spread to nearly every country and region in the world, including those in which we have active clinical trial sites.  While the length of the pandemic and its related restrictions and their consequences on the Company remain subject to a number of risks and uncertainties, as a result of the completion of certain clinical work and collection of certain blinded endpoint data prior to the start of the crisis, we are not currently expecting any material delays in when we intend to report topline clinical data from our ongoing clinical trials. Similarly, we do not currently anticipate any material delays in our preparation for commercial readiness to launch avacopan for the treatment of ANCA vasculitis, if approved, nor are we currently anticipating any material disruption in our clinical drug supply as a result of the pandemic.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in significant judgments and estimates for our critical accounting policies during the six months ended June 30, 2020, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 10, 2020.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the periods presented, our revenues were derived from collaboration and license revenue related to the Avacopan Agreement and the CCX140 Agreement, in each case, as amended, and the related letter agreements. Total revenue for the three and six months ended June 30, 2020, as compared to the same periods in the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration and license revenue from related party	$49,283	$7,173	$55,138	$15,500
Grant revenue	157	—	310	—
Total revenue	$49,440	$7,173	$55,448	$15,500
Dollar increase	$42,267		$39,948
Percentage increase	589%		258%

We use a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost-based input method of revenue recognition, we measure actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligations. The increases in total revenue from 2019 to 2020 for the three and six month periods were primarily due to the acceleration of revenue recognition of the transaction price associated with the CCX140 Agreement with Vifor. Following the decision to cease development of CCX140 in FSGS, $46.7 million of deferred revenue was recognized as contract revenue in the second quarter of 2020. This increase was partially offset by lower costs incurred due to the completion of the avacopan ADVOCATE Phase III pivotal trial in 2020.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We recognize all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three and six month periods ended June 30, 2020, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$18,762	$17,624	$38,073	$32,978
Dollar increase	$1,138		$5,095
Percentage increase	6%		15%

The increases from 2019 to 2020 for the three and six month periods were primarily attributable to patient enrollment of the avacopan AURORA Phase IIb clinical trial in patients with HS, professional fees associated with the preparation of our NDA submission for avacopan for the treatment of ANCA vasculitis and higher research and drug discovery expenses, partially offset by decreases in expenses due to the completion of the avacopan ADVOCATE Phase III pivotal trial in 2020 and the CCX140 LUMINA-1 Phase II clinical trial in 2019.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Phase I	$36	$190	$430	$328
Phase II	6,880	6,635	14,825	11,276
Phase III	6,615	7,693	13,226	14,721
Research and drug discovery	5,231	3,106	9,592	6,653
Total research and development expenses	$18,762	$17,624	$38,073	$32,978

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

The successful development of our drug candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each drug candidate and are difficult to predict for each product. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our drug candidates or if, or to what extent, we will generate revenues from the commercialization and sale of any of our drug candidates. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate, as well as ongoing assessment as to each drug candidate’s commercial potential. We will need to raise additional capital or may seek additional strategic alliances in the future in order to complete the development and commercialization of our drug candidates, including avacopan, CCX559 and CCX872.

General and administrative expenses

Total general and administrative expenses for the three and six months ended June 30, 2020, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative expenses	$10,292	$5,570	$19,112	$11,071
Dollar increase	$4,722		$8,041
Percentage increase	85%		73%

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

The increases from 2019 to 2020 for the three and six month periods were primarily due to higher employee-related expenses, including those associated with our commercialization planning efforts, and higher professional fees.

We anticipate that our general and administrative expenses will increase substantially in the future primarily due to pre-commercial activities and personnel costs to support the potential launch of avacopan for the treatment of ANCA vasculitis in the United States.

Other income (expense), net

Other income (expense), net primarily consists of interest income earned on our marketable securities and interest expense for our long-term debt. Total other income (expense), net for the three and six month periods ended June 30, 2020, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$576	$1,418	$1,560	$2,539
Interest expense	(695)	(547)	(1,243)	(1,089)
Total other income (expense), net	$(119)	$871	$317	$1,450
Dollar decrease	$(990)		$(1,133)
Percentage decrease	(114%)		-78%

The decreases in total other income (expense), net from 2019 to 2020 for the three and six month periods were primarily due to decreased interest income earned from our investment portfolio in a low interest rate environment during the current COVID-19 pandemic and increased interest expense due to additional borrowings under the Credit Facility and the Restated Credit Facility (as defined below), partially offset by interest income from higher cash and investment balances.

Liquidity and Capital Resources

As of June 30, 2020, we had approximately $505.7 million in cash, cash equivalents, restricted cash and investments.  The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash provided by (used in)
Operating activities	$(45,764)	$(33,161)
Investing activities	$(11,008)	$(33,888)
Financing activities	$350,798	$77,706

Operating activities. Net cash used in operating activities was $45.8 million for the six months ended June 30, 2020, compared to $33.2 million for the same period in 2019. This increase was primarily due to higher operating expenses and changes in working capital items.

Investing activities. Net cash used in investing activities for periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business. Following our equity follow-on offering in June 2020, we plan to invest the majority of our net proceeds received in short and long term investments. We expect cash used in investing activities in 2020 to increase substantially as we plan to build out our new headquarters in San Carlos, California. See “Note 7. Commitments” for a detailed discussion.

Financing activities.  Net cash provided by financing activities was $350.8 million for the six months ended June 30, 2020, compared to $77.7 million for the same period in 2019. Net cash provided by financing activities for the six months ended June 30, 2020 included net proceeds of $325.7 million from the issuance of common stock from our June 2020 equity follow-on offering and $4.4 million received under the Restated Credit Facility.  Net cash provided by financing activities for the six months ended June 30, 2019 included net proceeds of $73.3 million from the issuance of common stock under an equity distribution agreement. Net cash provided by financing activities for both periods presented included proceeds from the exercise of stock options and stock purchases from contributions to our 2012 Employee Stock Purchase Plan, and cash used for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units.

As of June 30, 2020, we had borrowed $20.0 million under the loan and security agreement, or Credit Facility, with Hercules Capital, Inc., or Hercules.  In January 2020, we entered into an amended and restated credit facility with Hercules, or the Restated Credit Facility, which provides for borrowings of up to an additional $100.0 million in three tranches, subject to certain terms and conditions. As of June 30, 2020, we had borrowed $5.0 million under the Restated Credit Facility. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

As of June 30, 2020, we had approximately $505.7 million in cash, cash equivalents, restricted cash and investments.  We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, August 10, 2020. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 10, 2020, other than as set forth below.

In March 2020, we made an additional borrowing of $5.0 million under the Restated Credit Facility. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

In July 2019, we entered into a ten-year operating lease for a 96,463 square foot facility in San Carlos, California to replace our then-current headquarters located in Mountain View, California. The lease commenced in June 2020 and monthly rent payments are anticipated to begin in March 2021. “Note 7. Commitments” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information of this lease.

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

Our market risks at June 30, 2020 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 10, 2020, other than the following:

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Credit Facility and Restated Credit Facility. At June 30, 2020, borrowings under the Credit Facility totaled $20.0 million with an interest rate of 8.05%. Advances under the Credit Facility bear an interest rate equal to the greater of (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal, or Prime Rate, minus 4.75%, and (ii) 8.05%. We are obligated to make interest-only payments on our borrowings under the Credit Facility through July 1, 2021, at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through December 1, 2022. In addition, borrowings under the Restated Credit Facility totaled $5.0 million at June 30, 2020 with an interest rate equal to the greater of (i) 8.50% plus the Prime Rate minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net avacopan revenue levels. We are obligated to make interest-only payments on our borrowings under the Restated Credit Facility through September 1, 2022, at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through February 1, 2024. If the total amounts outstanding under the Credit Facility and the Restated Credit Facility remained at this level for an entire year and the interest rates increased by 1%, our annual interest expense would increase by an additional $250,000. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2020, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of June 30, 2020, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

 There has been no change in our internal control over financial reporting during the three months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of COVID-19, including the related stay-at-home and shelter-in-place orders mandated by state and local governments in which we operate, many of our employees have been working remotely since March 2020. As part of our Company’s transition to a temporary remote workforce, we took precautionary actions to re-evaluate our financial reporting process to provide assurance that we could report our financial results accurately and timely. We will continue to monitor and assess new potential impacts of COVID-19, including those related to any stay-at-home and shelter-in-place requirements, on the design and operating effectiveness of our internal controls going forward.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

The outbreak of the novel coronavirus disease 2019, or COVID-19, could adversely impact our business, manufacturing operations, preclinical studies and clinical trials.

In December 2019, a disease caused by a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of August 2020, has spread to nearly every country and region in the world, including those in which we have active clinical trial sites. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19 and in accordance with direction from state and local government authorities, we have limited the number of essential staff in our corporate headquarters. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, manufacturing operations, preclinical studies and clinical trials, including:

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

The COVID-19 pandemic continues to rapidly evolve and as a result of the COVID-19 resurgence impacting certain sites where we have been conducting our AURORA trial, topline data from that trial may be delayed to early in the fourth quarter of 2020. The extent to which the COVID-19 pandemic may further impact our business, including our manufacturing operations, preclinical studies, clinical trials and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Master Manufacturing Services Agreement, dated as of March 18, 2020, by and between the Registrant and Patheon Pharmaceuticals Inc.

10.2†	Product Agreement, dated as of May 8, 2020, by and between the Registrant and Patheon Pharmaceuticals Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Portions of this exhibit have been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: August 10, 2020	/s/ Thomas J. Schall, Ph.D.

Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020	/s/ Susan M. Kanaya

Susan M. Kanaya Executive Vice President, Chief Financial and Administrative Officer and Secretary (Principal Financial Officer)

Date: August 10, 2020	/s/ Pui San Kwan

Pui San Kwan Vice President, Finance (Principal Accounting Officer)