Form 10-K
period 2020-12-31
ChemoCentryx, Inc.
filed 2021-03-01
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-35420

ChemoCentryx, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	94-3254365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
850 Maude Avenue Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 210-2900

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.9 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $57.54 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 22, 2021 was 69,613,267.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2020.

CHEMOCENTRYX, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2020

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

Item 1. Business.

Overview

ChemoCentryx is a biopharmaceutical company focused on the development and commercialization of new medications targeting inflammatory disorders, autoimmune diseases and cancer. Each of our drug candidates is designed to selectively block a specific chemoattractant receptor, leaving the rest of the immune system intact. Our drug candidates are small molecules, which are orally administered, and, if approved, could address unmet medical needs, including improved efficacy, and offer significant quality of life benefits. Since patients swallow a capsule or pill instead of having to visit a clinic for an infusion or undergo an injection, our drug candidates may improve patient compliance.

We are preparing for a potential commercial launch of avacopan, an orally-administered selective complement 5a receptor inhibitor, for the treatment of patients with anti-neutrophil cytoplasmic autoantibody-associated vasculitis, or ANCA vasculitis. In November 2019, we announced positive topline data from the pivotal Phase III ADVOCATE trial of avacopan for the treatment of patients with ANCA vasculitis. In September 2020, we announced that the FDA had accepted for review the avacopan New Drug Application, or NDA, for the treatment of ANCA vasculitis in the United States and had set July 7, 2021 as the Prescription Drug User Fee Act, or PDUFA, target goal date for the avacopan NDA. If the NDA is approved, we plan to commercialize avacopan in the United States on our own. We also plan to commercialize avacopan internationally through our kidney health alliance with Vifor Fresenius Medical Care Renal Pharma Ltd. and its affiliates and sublicensees, or collectively, Vifor. In November 2020, Vifor announced that the Marketing Authorisation Application, or MAA, for avacopan in the treatment of ANCA vasculitis was accepted for review (validated) by the European Medicines Agency, or EMA, for which a decision is expected in the second half of 2021.

Our pipeline includes the following programs:

Avacopan:

•

We are also developing avacopan for the treatment of severe (Hurley Stage III) hidradenitis suppurativa, or HS. In October 2020, we announced positive topline data in severe HS patients from the Phase II AURORA trial of avacopan. We plan to advance avacopan into a Phase III clinical trial for the treatment of severe HS in the second half of 2021.

•

In December 2020, we announced topline data from the Phase II ACCOLADE trial of avacopan for the treatment of patients with complement 3 glomerulopathy, or C3G. We plan to discuss the evidence of clinical benefit of avacopan in C3G with the FDA in 2021.

•

Based on the renal improvement results observed with avacopan treatment in both the ADVOCATE trial in ANCA vasculitis and the ACCOLADE trial in C3G, as measured by an increase in estimated glomerular filtration rate, we plan to develop avacopan in additional complement-mediated renal indications such as lupus nephritis, or LN. We plan to initiate a registrational clinical trial of avacopan for the treatment of LN in the second half of 2021.

Immuno-Oncology

•

CCX559 is our orally-administered inhibitor for programmed death protein 1/programmed death-ligand 1, or PD-1/PD-L1, which we are developing for the treatment of various cancers. We plan to initiate a Phase I clinical trial of CCX559 in the first half of 2021.

Our Strategy

The key elements to our commercial and scientific strategy are to:

•

Obtain regulatory approval of avacopan for the treatment of ANCA vasculitis in the United States on our own, and support our international commercialization partner Vifor and its Japanese sublicensee Kissei Pharmaceutical, Co., Ltd., or Kissei, in their regulatory approval applications;

•	Commercialize avacopan in the United States on our own, where we believe a company of our size can effectively compete in rare disease markets. If our avacopan NDA is approved by the FDA, we plan to deploy a specialty sales force primarily targeting that subset of nephrologists and rheumatologists treating ANCA vasculitis patients in the United States;
•	Develop and commercialize avacopan for additional indications, including C3G, severe HS, and additional complement-mediated renal indications such as LN;
•	Develop our other drug candidates and establish collaborations with pharmaceutical and biotechnology companies to further develop and market our drug candidates; and
•	Discover and validate new drug candidates.

Recent Developments

In February 2021, results from our Phase III ADVOCATE trial of avacopan for the treatment of patients with ANCA vasculitis were published as a peer reviewed journal article in The New England Journal of Medicine, or NEJM.

In February 2021, Vifor and Kissei filed the Japanese NDA, or JNDA, for avacopan in the treatment of ANCA vasculitis with the Japanese Pharmaceuticals and Medical Device Agency, or PMDA.

Our Drug Candidate Pipeline

The following table summarizes our drug candidate pipeline:

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

We have successfully completed and reported positive topline clinical data from our pivotal Phase III clinical trial known as ADVOCATE in ANCA vasculitis. We have also reported positive topline data in Hurley Stage III patients from our Phase II clinical trial known as AURORA in HS after 12 weeks of treatment, as well as topline data from our Phase II clinical trial known as ACCOLADE in C3G where avacopan demonstrated statistically significant improvement in renal function as measured by estimated glomerular filtration rate, or eGFR, compared to placebo over 26 weeks of blinded treatment.

ANCA Vasculitis

ANCA vasculitis is an orphan, severe, and often fatal autoimmune disease that is characterized by elevated levels of autoantibodies called anti-neutrophil cytoplasmic autoantibodies and by inflammation that can affect many different organ systems, and commonly involves the kidneys. ANCA vasculitis affects approximately 40,000 to 100,000 people in the United States, with approximately 4,000 to 8,000 new cases each year; similarly, ANCA vasculitis affects approximately 50,000 to 100,000 people in Europe, with approximately 5,000 new cases each year.

ANCA vasculitis is currently treated with courses of immuno-suppressants (cyclophosphamide, or CYC, or rituximab, or RTX) combined with high-dose prednisone administration. Complete remission is achieved in only 60-80% of patients and relapse is common. Following initial treatment, up to 30% of patients relapse within six to 18 months, and up to 50% of patients relapse within three to five years. Each relapse can lead to irreversible organ damage.

The current standard of care, or SOC, for ANCA vasculitis is associated with significant safety risks due to general immunosuppression including increased infection rates and dose-related increases in hematological and solid organ malignancies, as well as metabolic and other toxicities associated with glucocorticoids. First year mortality is approximately 11% to 18%, with the single greatest cause of this premature mortality being not disease related, but rather infection and other side effects that are thought largely to be a consequence of prednisone administration. The multiple adverse effects of acute and chronic prednisone treatment often required in the treatment plan are major causes of both short-term and long-term morbidity including the increased infection risk. Glucocorticoid therapy-related adverse events contribute significantly to patient care costs, as well as to the diminution of quality of life for patients.

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

Avacopan Phase III Clinical Trial in ANCA Vasculitis

We have successfully completed and reported positive topline clinical data from our pivotal Phase III clinical trial of avacopan for the treatment of ANCA vasculitis, known as the ADVOCATE trial. The ADVOCATE trial was a global, randomized, double-blind, active-controlled, double-dummy Phase III trial in 331 patients with ANCA vasculitis in 20 countries. Eligible patients were randomized to receive either 30 mg twice-daily oral doses of avacopan or a standard regimen of high-dose chronic prednisone. In addition, all patients received standard background therapy of either: (a) rituximab for 4 weeks; or (b) cyclophosphamide for 13 weeks followed by azathioprine/mycophenolate, evenly balanced between the avacopan and prednisone groups.

The ADVOCATE trial met both of its primary endpoints, demonstrating disease remission at 26 weeks and sustained remission at 52 weeks, as assessed by the Birmingham Vasculitis Activity Score (BVAS). Specifically, BVAS remission at week 26 was achieved in 72.3% of the avacopan treated patients vs. 70.1% of subjects in the prednisone group (p<0.0001 for non-inferiority). Sustained remission at 52 weeks was observed in 65.7% of the avacopan treated subjects vs. 54.9% in the prednisone group, achieving both non-inferiority and superiority to the prednisone group (p=0.007 for superiority of avacopan).

Additionally, results published in the NEJM also show that, compared to the prednisone group, avacopan treatment:

•Reduced the risk of vasculitis relapse by 54%; there was a 10.1% relapse rate in the avacopan group compared to 21.0% in the prednisone group.

•Demonstrated greater improvement in kidney function, with a mean increase from baseline to week 52 in eGFR of 7.3 mL/min/1.73 m2 with avacopan therapy vs. an increase in eGFR of 4.1 mL/min/1.73 m2 in the prednisone group, and the difference between groups was 3.2 mL/min/1.73 m2 (95% CI, 0.3 to 6.1).

•Significantly lowered glucocorticoid toxicity, with avacopan therapy 39.7 vs. 56.6 in the prednisone group in the Glucocorticoid Toxicity Index, or GTI, Cumulative Worsening Score with a difference between groups of −16.8 points (95% CI, −25.6 to −8.0), and 11.2 with avacopan therapy vs. 23.4 for the prednisone group in the GTI Aggregate Improvement Score, with a difference between groups of −12.1 points (95% CI, −21.1 to −3.2).

•Led to greater improvement in health-related quality of life, measured by the Short Form 36 version 2 and the EuroQOL-5D-5L instrument (both Visual Analogue Scale and EQ Index), compared to the prednisone group.

Avacopan demonstrated favorable safety results in this serious and life-threatening disease, with fewer subjects having serious adverse events in the avacopan group than in the prednisone group.

Avacopan Regulatory Matters in ANCA Vasculitis

Based on the success of the avacopan clinical studies in ANCA vasculitis, we filed an NDA with the FDA in July 2020, which is currently under review by the FDA. The FDA has set July 7, 2021 as the PDUFA target goal date for the avacopan NDA. In November 2020, Vifor announced that the MAA for avacopan in the treatment of ANCA vasculitis was accepted for review (validated) by the EMA, for which a decision is expected in the second half of 2021. In February 2021, Vifor and Kissei filed the JNDA for avacopan in the treatment of ANCA vasculitis with the PMDA. We are supporting Vifor and Kissei with their applications for regulatory approval internationally.

Avacopan has been granted orphan drug designation by the FDA for the treatment of ANCA-associated vasculitides (granulomatosis with polyangiitis or Wegener’s granulomatosis), microscopic polyangiitis, and Churg-Strauss syndrome, and by the EMA for treatment of microscopic polyangiitis and granulomatosis with polyangiitis, both forms of ANCA vasculitis.

Complement 3 Glomerulopathy (C3G)

C3G disease is an ultra-rare disease of the kidney that is characterized by deposition of the complement fragment known as C3 in the glomeruli, or filtration units of the kidney, leading to inflammatory cell accumulation, potentially leading to significant kidney damage and eventual renal failure. The incidence rate of C3G is estimated at two to three per million people in the United States.  The prevalence of C3G is estimated at approximately 1,000 to 3,800 patients in the United States and approximately 2,000 in Europe.

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

Avacopan Phase II Clinical Trial in C3G

In December 2020, we reported topline clinical data from our Phase II clinical trial of avacopan for the treatment of patients with C3G, known as the ACCOLADE trial. The ACCOLADE trial is the largest, randomized, blinded, placebo-controlled trial in C3G to date, having enrolled 57 patients with C3G, including both C3 Glomerulonephritis and Dense Deposit Disease. Patients received avacopan 30 mg or matching placebo orally twice-daily. The placebo-controlled treatment period was 26 weeks (182 days). This will be followed by a 26 week study period during which time all patients will receive avacopan 30 mg orally twice-daily. Thereafter, all patients will be followed for eight weeks (56 days) without study drug treatment.

The primary efficacy endpoint of the study was change from baseline to week 26 in the C3G Histologic Index for Disease Activity, comparing the changes in kidney histology from biopsy sections taken from patients characterized by elevated levels of C5b-9 complement markers in the blood at time of study entry (baseline). Biopsies, taken at baseline and after 26 weeks of treatment showed that the placebo group worsened by 38% on average in the C3G Activity Score while the avacopan group improved by 2% on average. This approximately 40% average difference between the two treatment arms did not constitute statistical significance due to the high patient to patient variability and small sample size. Comparison of the C3G Activity Score of all C3G subjects (comprising those with both elevated levels of C5b-9 as well as those with normal levels of C5b-9) yielded similar results: the placebo group worsened by 26% on average in the C3G Activity Score, while avacopan therapy resulted in an improvement of 6% on average.

Importantly, those patients who received avacopan experienced significant benefits in terms of kidney function and other parameters compared to those who received placebo. These benefits, assessed as pre-specified secondary endpoints, include:

1. Slowing of Fibrosis Progression

Avacopan therapy demonstrated evidence for a significant slowing of the progression of fibrosis as assessed by the C3G Histologic Index for Disease Chronicity. The placebo group overall exhibited a 26 percentage point higher change from baseline to Week 26 in the C3G Index for Disease Chronicity than avacopan (58% versus 32%, respectively) representing a worsening in disease chronicity. The mean change from baseline to week 26 was 1.6 for placebo versus 0.8 for avacopan (P<0.05) in all C3G subjects. This result is notable because published literature shows that each 1-unit increase in C3G Histologic Index for Disease Chronicity from baseline increases by 59% (P < 0.001) the risk of doubling of creatinine, progression to chronic kidney disease stage 5, ESRD requiring dialysis or transplantation, or death.

2. Improvement in Kidney Function

The avacopan group demonstrated a statistically significant improvement in eGFR from baseline to week 26. Overall, the eGFR in the avacopan group improved 5% on average from baseline while the placebo group worsened by 6% (P = 0.0221) in all C3G subjects. Renal improvement was particularly pronounced for C3G subjects with eGFR of < 60 mL/min/1.73 m2 at baseline, as their eGFR on average increased relative to placebo by nearly 20% after 26 weeks (13% improvement for avacopan versus 6% worsening from baseline for placebo, P = 0.0199). This was equivalent to a mean increase of about 5 mL/min/1.73 m2 on avacopan versus a decrease of 1.4 mL/min/1.73 m2 in the placebo group. Significant improvement in eGFR in a blinded comparative setting over 26 weeks has not been noted in C3G studies prior to this, but the improvement in eGFR with avacopan is reminiscent of a similar improvement seen with avacopan therapy in ANCA–associated vasculitis with renal dysfunction.

Other measures of kidney function include UPCR (proteinuria), where high UPCR is known to be associated with higher risk of ESRD in C3G as well as other renal diseases, and urinary MCP-1 creatinine ratio, a marker of glomerular inflammation.

In the ACCOLADE study, avacopan therapy was associated with a rapid reduction in UPCR (proteinuria). From baseline, a progressive proteinuria drop was seen in the avacopan group: at week 16 there was a 35% mean decrease in UPCR with avacopan versus a 1% decrease in the placebo group (P < 0.05), and at the end of 26 weeks UPCR was reduced by 26% in the avacopan group versus 14% in the placebo group.

Similar reductions were seen in urinary MCP-1 creatinine ratio in the avacopan group versus the placebo group throughout the 26-week treatment period, with the avacopan group consistently exhibiting lower levels of the kidney inflammation marker being shed in the urine. Avacopan also appeared safe and well-tolerated in patients with C3G.

In the ongoing phase of the study (after the 26 week blinded treatment period), all patients receive avacopan as part of an open label extension for a further 26 weeks, and are followed for an additional 8 weeks without study treatment. Data from the open label and follow up period will be analyzed and is expected to be presented during the second half of 2021.

Based on the data described above, reflecting results of a blinded therapy regimen which resulted in evidence of avacopan’s ability to improve renal function, being well-tolerated in C3G patients to date, and the significant unmet medical need for C3G patients for whom there are no approved therapies to treat renal function decline, we plan to complete an in-depth review of the study data to confirm our findings, and then discuss the evidence of clinical benefit of avacopan in C3G with the FDA in 2021.

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

In the United States, the estimated prevalence of HS is 0.1%, of which we estimate 15% are severe (Hurley Stage III) patients (up to approximately 50,000 patients). In Europe, the number of affected patients is believed to be greater, with higher prevalence.

Depending on the severity of disease, the current SOC for HS patients includes topical, oral or intravenous antibiotic treatment, as well as surgery. Adalimumab, an anti-TNF-alpha monoclonal antibody, is the only drug indicated for the treatment of patients with moderate-to-severe HS. Two pivotal adalimumab trials showed that approximately 50% of the patients who were treated with adalimumab achieved an improvement in their skin lesion, as measured by the widely accepted Hidradenitis Suppurativa Clinical Response, or HiSCR, assessment instrument. There remains a high unmet medical need, however, as a very large proportion of the patients with moderate-to-severe HS do not adequately respond to adalimumab or other therapies used in the SOC.

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

Avacopan Phase IIb Clinical Trial in HS

In November 2020, we reported positive topline clinical data in Hurley Stage III patients from our Phase II trial of avacopan for the treatment of patients with HS, known as the AURORA trial. The AURORA trial is a randomized, double-blind, placebo-controlled, three arm Phase IIb trial in 398 subjects with moderate HS (Hurley Stage II) or severe HS (Hurley Stage III), which were stratified evenly across the three treatment arms. Subjects were randomized 1:1:1 to a treatment of 10 mg avacopan twice-daily, 30 mg avacopan twice-daily or placebo for 12 weeks. Subjects treated with 10 mg or 30 mg twice-daily during the blinded, placebo-controlled 12-week treatment period will be followed for an additional 24-week, active treatment period during which they will continue to receive the same dose regimen, either 10 mg or 30 mg avacopan twice-daily. Subjects on placebo who complete the blinded, placebo-controlled 12-week period will be re-randomized 1:1 to receive 10 mg or 30 mg avacopan twice-daily during the 24-week active treatment period. Thereafter, subjects will be followed without study drug for eight weeks before they exit the study.

The primary endpoint of HiSCR was assessed for 10 mg twice daily, or BID, and 30 mg BID dosing regimens of avacopan against placebo after 12 weeks of treatment. In the combined study population of both moderate HS plus severe HS, no statistical significant difference was achieved at either dose level compared to placebo, although a numerical improvement was noted at the 30mg BID dose. Importantly, avacopan 30mg BID demonstrated a statistically significant higher response than placebo in Hurley Stage III HS patients.

An effect with avacopan was noted in Hurley Stage III patients across other secondary endpoint assessed to date. Numerically favorable reductions for avacopan were observed in International HS Severity Score, as well as reduction in abscesses and inflammatory nodules, draining fistula, and abscess count at week 12 (all % change from baseline to week 12), relative to placebo.

Avacopan demonstrated a favorable safety profile. Treatment emergent adverse events, or TEAEs, of all types by week 12 were observed to be fewer in the avacopan groups (48.5%) than with placebo (55%). The majority of TEAEs were related to underlying HS and were mild to moderate. Serious TEAEs were observed in 2.3% of placebo patients vs. 1.5% on avacopan.

We expect to report topline data from the completed AURORA trial (following the 24-weeks of treatment period and further eight week period without study drug) in 2021.

Based on the results of the AURORA trial to date, we plan to advance avacopan into Phase III development for the treatment of severe HS.

Avacopan Commercialization Strategy

We are currently building a commercial infrastructure in the United States to commercialize avacopan in ANCA vasculitis. If approved, we plan to initially focus on key prescribers in the rheumatology and nephrology area who primarily treat this disease. In anticipation of our potential approval, we have hired our commercial leadership team and are now focused on building a specialty field force of approximately 75 professionals.

In territories outside of the United States, our partner Vifor would be responsible for the commercialization of avacopan.

Kidney Health Alliance with Vifor

In May 2016, we entered into a collaboration and license agreement with Vifor, which we refer to as the Avacopan Agreement, to commercialize avacopan for orphan renal diseases in Europe and certain other markets. In connection with the Avacopan Agreement, we received a non-refundable upfront payment of $85.0 million, comprising $60.0 million in cash and $25.0 million in the form of an equity investment to purchase 3,333,333 shares of our common stock at a price of $7.50 per share. In February 2017, we and Vifor entered into the Avacopan Amendment to expand the licensed territory to include all markets outside the United States and China and we received an additional $20.0 million upfront cash commitment. Upon achievement of certain regulatory and sales based milestones with avacopan, we will receive additional payments under this agreement. In addition, we will receive royalties, with rates ranging from the teens to mid-twenties, on future potential net sales of avacopan by

Vifor in the licensed territories. In December 2017, we achieved the first regulatory milestone under the Avacopan Agreement in the amount of $50.0 million, following the EMA’s validation of the conditional marketing authorization, or CMA, application for avacopan for the treatment of patients with ANCA vasculitis. In June 2018, we and Vifor entered into the Avacopan Letter Agreement to further expand the Vifor territories under the Avacopan Agreement to provide Vifor with exclusive commercialization rights in China and we received a $5.0 million payment for the expanded rights. We retain control of ongoing and future development of avacopan (other than country-specific development in the licensed territories) and all commercialization rights to avacopan in the United States. In October 2020, we entered into a manufacturing and supply agreement with Vifor. Under this agreement, we will supply avacopan bulk drug product to Vifor for Vifor’s commercial use outside of the United States.

Under a prior development and commercialization agreement with Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, which ended in 2013, we are subject to reverse royalties to GSK of 3% on annual worldwide net sales of avacopan, not to exceed $50.0 million in total royalties.

In December 2016, we entered into a second collaboration and license agreement with Vifor, which we refer to as the CCX140 Agreement, pursuant to which we granted Vifor exclusive rights to commercialize CCX140, an inhibitor of the C-C chemokine receptor known as CCR2, in rare renal diseases in markets outside the United States and China. We are responsible for the clinical development of CCX140 in rare renal diseases, while sharing the cost of such development with Vifor. In connection with the CCX140 Agreement, we received a non-refundable upfront commitment totaling $50.0 million and are eligible to receive additional payments upon the achievement of certain regulatory and sales based milestones, as well as tiered double-digit royalties on potential net sales of CCX140 in the licensed territories. Under the CCX140 Agreement, Vifor retains an option to solely develop and commercialize CCX140 in more prevalent forms of chronic kidney disease, or CKD. In June 2018, we and Vifor entered into the CCX140 Letter Agreement to further expand the Vifor territories under the CCX140 Agreement to provide Vifor with exclusive commercialization rights in China and we received a non-refundable $5.0 million payment for the expanded rights. Additionally, in June 2018, we and Vifor entered into an amendment to the CCX140 Agreement, which we refer to as the CCX140 Amendment, to clarify the timing of certain payments with respect to development funding of the CCX140 program by Vifor, and we received a non-refundable payment of $11.5 million. We retain control of ongoing and future development of CCX140 (other than country-specific development in the licensed territories) and all commercialization rights to CCX140 in the United States.

In May 2020, we announced that the results of Phase II clinical trial known as LUMINA-1 of CCX140 for the treatment of primary Focal Segmental Glomerulosclerosis, or FSGS. In the trial, CCX140 did not demonstrate a meaningful reduction in proteinuria relative to the control group after 12 weeks of blinded treatment. As such, CCX140 will not be further developed in FSGS. Should Vifor later exercise the CKD option, we would receive co-promotion rights in CKD in the United States.

Early Stage Drug Candidates

Immuno-Oncology

Anti-PD-1 and anti-PD-L1 monoclonal antibody therapies have emerged as front-line treatment for several cancers. In such cancers, the interaction of PD-L1 on cancer cells with PD-1 on T cells prevents the T cells from attacking the cancer cells. Accordingly, blocking the interaction of PD-L1 with PD-1 can prevent cancer cells from evading the immune system. We have further optimized our unique class of human PD-L1 small molecule inhibitors. Our lead drug candidate, CCX559, possesses high oral bioavailability and has exhibited a desirable safety profile. CCX559 also exhibited activity in blocking the PD-1/PD-L1 interaction in multiple biochemical and cell-based assays.  Non-clinical data suggest that CCX559 prevented the PD-1/PD-L1 interaction by inducing dimerization of the PD-L1 protein. In animal tumor models, CCX559 potently inhibited tumor growth with the activity being similar to a clinically-proven anti-human PD-L1 antibody. We believe CCX559 could provide a valuable orally dosed alternative to the current antibody-based PD-1/PD-L1 therapeutics. We plan to advance CCX559 into a Phase I clinical trial in the first half of 2021.

Other Inflammatory and Autoimmune Diseases

Inflammatory Bowel Disease, or IBD, (Crohn’s Disease and Ulcerative Colitis) and CCR9

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

CCX507 is our second generation, orally-administered inhibitor of the chemokine receptor known as CCR9 for the treatment of IBD. CCX507 builds on our expertise in the area of CCR9 inhibitors and IBD. CCX507 is selective for CCR9 relative to all other chemokine receptors, orally bioavailable, and has an excellent preclinical safety profile. CCX507 has shown greater potency towards CCR9 than vercirnon, our first generation CCR9 inhibitor, in non-clinical studies. We completed Phase I clinical development, which identified an oral dose regimen of CCX507 that was safe and well-tolerated, and effectively blocked CCR9 on circulating leukocytes. Additionally, preclinical data of CCX507 in combination with an anti-α4β7 antibody or anti-TNFα antibody showed that combined treatment reduced the severity of colitis better than monotherapy with either drug alone. We plan to move CCX507 forward to Phase II clinical trials, either by ourselves or with a strategic partner.

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

As of December 31, 2020, our patent estate, on a worldwide basis, included approximately 953 issued or allowed patents and approximately 525 pending patent applications. This includes approximately 144 issued or allowed patents and 86 patent applications pending for avacopan, 51 issued or allowed patents and 24 patent applications pending for CCX507, our lead drug candidate in the CCR9 program, 4 issued or allowed patents and 53 pending patent applications in our PD-1/PD-L1 program, and 29 issued or allowed patents and 31 patent applications pending for our CCR6 program.

Avacopan, our lead drug candidate in the C5aR program, is covered by an issued patent in the United States covering the composition-of-matter of avacopan and pharmaceutical compositions thereof, which will expire in 2031 (not including patent term extension that may be available to extend the term of the patent). Avacopan is also covered by an additional issued patent covering the composition-of-matter of avacopan in the United States with an expiration date of 2029. Corresponding patents covering the composition of matter of avacopan have issued in 51 foreign countries, with an expiration date of 2029 (not including a supplementary protection certificate or other patent extension opportunities that may be available to extend the term of the patent), and are pending in seven other foreign countries. We have issued patents in the United States and 24 other countries covering certain synthetic methods related to making avacopan, which are anticipated to expire in 2035 (not including any possible patent term extension). Corresponding patent applications covering certain synthetic methods related to making avacopan are pending in 13 jurisdictions that, if issued, are anticipated to expire in 2035. More recent patent application filings in the avacopan family are directed towards specific therapeutic indications, formulations, and certain solid forms, which, if issued, are anticipated to expire between 2037 and 2041.

CCX507, our lead drug candidate in the CCR9 program, is covered by two issued patents in the United States covering the composition-of-matter of CCX507 that will each expire in 2033 (not including patent term extension that may be available to extend the term of the patent). Corresponding patent applications have been filed in foreign jurisdictions and are at various stages of prosecutions or have issued. We also have a granted United States patent covering certain methods of use of CCX507, which will expire in 2035 (not including patent term extension that may be available to extend the term of the patent), with corresponding patent applications pending in foreign countries. Nonetheless, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Competition

We compete in the pharmaceutical, biotechnology and other related markets that address ANCA vasculitis, HS, C3G, LN and other renal diseases, IBD, rheumatoid arthritis, psoriasis, other autoimmune diseases and inflammatory disorders, and cancer. We face significant competition from many pharmaceutical and biotechnology companies that are also researching and selling products designed to address these markets. Many of our competitors have materially greater financial, manufacturing, marketing, research, and drug development resources than we do. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

It is possible that our competitors will develop and market drugs that are less expensive and more effective than our drug candidates, or that will render our drug candidates obsolete. It is also possible that our competitors will commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates.

Avacopan, our C5aR inhibitor, if approved for marketing by the FDA or other regulatory agencies for the treatment of ANCA vasculitis, might compete with current treatments, such as prednisone, CYC, RTX, azathioprine, methotrexate, and mycophenolate mofetil. If avacopan is approved for marketing by the FDA or other regulatory agencies for the treatment of C3G, avacopan might compete with treatments that are in development. If avacopan were approved for the treatment of HS, it would potentially compete with adalimumab (Humira®) or other anti-TNF-alpha antibodies which physician sometimes prescribe off-label for the treatment of HS.

Many of these currently approved treatments have notable and common adverse events including liver and bone marrow toxicity, renal toxicity, pneumonitis, immunosuppression, allergic reactions, autoimmune diseases and infections.

We expect that competition among any of our drugs approved for sale will be based on various factors, including drug safety and efficacy, prevalence of negative side effects, reliability, ease of administration, availability, approved labeling, price, insurance coverage and reimbursement status and patent position. We believe that our ability to compete depends largely upon our ability to research, develop and commercialize our existing and future drug candidates. Further, we need to continue to attract and retain qualified personnel, obtain patent protection, develop proprietary technology or processes and secure sufficient capital resources for the substantial time period between technological conception and commercial sales of drugs. Our ability to compete will also be affected by the speed at which we are able to identify and develop, conduct clinical testing and obtain regulatory approvals of our drug candidates. Potential competitors may develop treatments that are more effective and/or safer than our drug candidates or that would make our technology and drug candidates obsolete or non-competitive.

Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include, but are not limited to, AbbVie, Alexion, Amgen, AstraZeneca, Aurinia, Bayer, Biogen, Elan, GlaxoSmithKline, Johnson & Johnson, Mallinckrodt, Merck, Merck Serono, Novartis, Pfizer, Travere, Roche/Genentech, Sanofi, Sarfez, Takeda and Teva. In addition, in some instances we may face competition from companies that sell generic versions of approved drugs that are part of the current SOC. Many or all of these established competitors are also involved in research and drug development regarding various chemokine receptors. Pharmaceutical and biotechnology companies which are known to be involved in chemokine and chemoattractant research and related drug development include, but are not limited to, Pfizer, GlaxoSmithKline, Bristol-Myers Squibb, Merck, Takeda, Sanofi, Incyte, Alexion, Allergan, Appellis, Omeros, InflaRx, X4 Pharmaceuticals, Mitsubishi Tanabe, Biolinerx, Akari Therapeutics and UCB Pharma, among others. These companies and others also compete with us in recruiting and retaining qualified scientific and management personnel, and in acquiring technologies complementary to, or necessary for, our programs.

Manufacturing

Avacopan, as well as our other drug candidates, are manufactured using commonly used chemical synthetic and engineering processes using readily available or made to order raw materials. We rely on contract manufacturing organizations, or CMOs, for all of our requirements of raw materials, drug substance and drug product for our commercial, clinical and nonclinical activities for our portfolio, and we have entered into commercial manufacturing agreements with some of our CMOs to support avacopan commercialization. We expect to continue to rely on contract manufacturers for the manufacture of clinical and commercial supplies of our compounds.

We are commercializing an oral capsule formulation of avacopan. We currently rely on single source suppliers, including for avacopan active pharmaceutical ingredient, or API, which is manufactured by Hovione LLC, and for avacopan drug product, which is manufactured by Patheon Pharmaceuticals Inc. To decrease the risk of an interruption to our drug supply, we intend to maintain a safety stock of certain materials to help avoid delays in production, but we do not know whether such stock will be sufficient. In addition, while we currently have only one commercial manufacturer for avacopan API and drug product, we have identified potential second sources and are working to establish additional sources of commercial supply. There is no guarantee as to if or when we may establish such additional sources or whether they will be adequate in all circumstances we may encounter.

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
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMP, regulations, and of selected clinical investigation sites to assess compliance with GCP; and

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

All clinical research performed in the United States in support of an NDA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA so long as the clinical trial is conducted in accordance with GCP, and so long as the FDA is able to validate the data from the study through an onsite inspection if necessary. We have open INDs in the United States for avacopan, CCX140, and CCX872. All of our clinical trials are designed to comply with FDA regulatory requirements so that the data from all trials can be used to support a regulatory filing in the United States. Other planned studies with avacopan and CCX507 will likely include the United States and Europe, and potentially other geographies.

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

New Drug Applications

The results of preclinical studies and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use. Under the PDUFA guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

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
•

required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70% (in 2021) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or the Jobs Act, was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Jobs Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On November 10, 2020, the U.S. Supreme Court heard oral arguments over the constitutionality of the individual mandate and whether the rest of the Affordable Care Act can be severed if the mandate is unconstitutional. It is unclear how these decisions, subsequent appeals, if any, or other efforts to challenge, repeal or replace the Affordable Care Act will impact the law or our business.

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

Human Capital Management

Employees

As of December 31, 2020, we had 133 full-time employees, 44 of whom hold Ph.D.s, M.D.s or both. Of our total workforce, 83 employees are engaged in research and development, and 50 employees in general and administrative, which includes our commercialization personnel. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages nor are we aware of any employment circumstances that are likely to disrupt work at any of our facilities. We believe that our relations with our employees are good.

Turnover

We continually monitor employee turnover rates as our success depends upon retaining our highly trained personnel. We believe the competitive combination of compensation and career growth have helped increase employee tenure and reduce voluntary turnover.

Diversity and Inclusion

Diversity and inclusion are priorities for us. We believe that a rich culture of inclusion and diversity enables us to create, develop and fully leverage the strengths of our workforce.

Human Resources, Hiring and Professional Development

The development, attraction and retention of employees is critical to our success. We work diligently to attract the best talent from a diverse range of sources in order to meet the current and future demands of our business. We leverage both formal and informal programs to identify, foster and retain top talent.

Business Ethics

Our Code of Business Conduct and Ethics ensures that our conduct of business is consistent with the highest standards of business ethics. Our Code of Business Conduct and Ethics serves as a critical tool to help employees recognize and report unethical conduct, while preserving our culture of excellence. Our board of directors, management and staff are provided with training regarding our Code of Business Conduct and Ethics.

Recent Developments

In December 2019, a disease caused by a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and has spread to nearly every country and region in the world, including those in which we have active clinical trial sites or contract manufacturing sites. The length of the pandemic and its related restrictions and their consequences for us remain subject to a number of risks and uncertainties. We experienced a delay in topline clinical data from our ongoing AURORA trial to the fourth quarter of 2020 due to COVID-19 impacting certain sites where the trial was being conducted. We do not currently anticipate any material delays in our preparation for commercial readiness to launch avacopan for the treatment of ANCA vasculitis, if approved, nor are we currently anticipating any material disruption in our clinical drug supply as a result of the pandemic.

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

Summary of Risk Factors

An investment in us is subject to a number of risks, including risks related to our financial position and capital requirements, risks related to the discovery, development and regulatory approval of our product candidates, risks related to our reliance on third parties, risks related to commercialization of our product candidates, risks related to our business operations and industry, risks related to intellectual property and risks related to making an investment in our securities. The following list summarizes some, but not all, of these risks. Please read the information in the following section entitled in its entirety for a more thorough description of these and other risks.

•

We anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

•	If we are unable to obtain regulatory approval to market avacopan or other drug products in the United States and foreign jurisdictions, we will not be permitted to commercialize such drug products.
•

Even if we obtain regulatory approval for avacopan in ANCA vasculitis, or for any of our other drug candidates for other indications, we or our collaborative partners will still face extensive regulatory requirements and our drug products may face future development and regulatory difficulties.

•

If any of our drug candidates receives regulatory approval and we or others later identify undesirable side effects caused by the drug candidate, our ability to market and derive revenue from the drugs could be compromised.

•	Even if our drug candidates do obtain regulatory approval they may never achieve market acceptance or commercial success.
•

The development of new drugs is a highly risky undertaking which involves a lengthy process, and our drug discovery and development activities therefore may not result in products that are approved for marketing and sale by the applicable regulatory authorities on the time schedule we have planned, or at all, or result in substantial payments to us.

•

If we are required to suspend or discontinue clinical trials due to side effects or other safety risks, or if we are required to conduct studies on the long-term effects associated with the use of our drug candidates, our efforts to commercialize our products could be delayed or halted.

•

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•

We rely on third parties to conduct all our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our drug candidates.

•	The terms of our credit facility place restrictions on our operating and financial flexibility.
•	Any orphan drug designations we receive may not confer marketing exclusivity or other benefits.
•

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

•	We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than us.
•

We may be subject to costly product liability claims related to our clinical trials and drug candidates and, if we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

•

We are highly dependent on the services of our founder, President and Chief Executive Officer, Dr. Thomas J. Schall, and if we are not able to retain Dr. Schall or other members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.

•	We may be adversely affected by the economic environment.
•

Our employees, independent contractors, principal investigators, CROs, consultants, vendors and collaboration partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

•	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
•	The outbreak of the novel coronavirus disease 2019, or COVID-19, could adversely impact our business, manufacturing operations, preclinical studies and clinical trials.
•

Our proprietary rights may not adequately protect our technologies and drug candidates. If we are unable to protect our drug candidates and our intellectual property rights, it may materially adversely affect our position in the market.

•	Changes in patent law in the United States or in other countries could diminish the value of patents in general, thereby impairing our ability to protect our drug products and candidates.
•

We may become subject to third parties’ claims alleging infringement of patents and proprietary rights or seeking to invalidate our patents or proprietary rights, which would be costly, time-consuming and, if successfully asserted against us, delay or prevent the development and commercialization of our products.

•	Restrictions on our patent rights relating to our drug candidates may limit our ability to prevent third parties from competing against us.
•

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of our employees’ or consultants’ former employers or their clients. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages and may lose valuable intellectual property rights or personnel.

•	The regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our drug candidates.
•

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

•

The availability of adequate third-party coverage and reimbursement for newly approved drugs is uncertain, and failure to obtain adequate coverage and reimbursement from third-party payors could impede our ability to market any future products we may develop and could limit our ability to generate revenue.

•	Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.
•	Healthcare reform measures could hinder or prevent our drug candidates’ commercial success.
•

Even if we are able to commercialize one or more of our drug candidates, the drugs may become subject to unfavorable pricing regulations or third party reimbursement practices, which could harm our business.

•

If we fail to comply with healthcare laws and regulations, we could face investigations, substantial civil or criminal penalties and our business, operations and financial condition could be adversely affected. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

Risks Related to Our Business

We anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. Our net (loss) income for the years ended December 31, 2020, 2019 and 2018 was $(55.4)million, $(55.5) million and $(38.0) million, respectively. As of December 31, 2020, we had an accumulated deficit of $485.3 million. We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to increase in the near term as we continue to conduct clinical trials for avacopan, CCX559 and CCX507 and conduct research and development of our other drug candidates. To date, we have derived all of our revenues from upfront fees and milestone payments, other payments pursuant to our collaboration agreements and government grants and contracts for research and development. For example, in May 2016 and December 2016, we entered into collaboration and license agreements with Vifor (International) Ltd. and/or its affiliates, or collectively, Vifor, for the commercialization of avacopan and CCX140, respectively. In addition, if approved, we expect to incur significant costs to commercialize our drug products and our drug products may never gain market acceptance. If our drug candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

If we are unable to obtain regulatory approval to market avacopan or other drug products in the United States and foreign jurisdictions, we will not be permitted to commercialize such drug products.

We are seeking regulatory approval for avacopan in ANCA vasculitis pursuant to a new drug application, or NDA, that we filed with the FDA in July 2020. Before receiving regulatory approval to market a drug product, we must demonstrate with substantial clinical evidence to the satisfaction of the FDA or other regulatory authority that the drug product is safe and effective in the patient population and the indication that will be treated. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, adverse publicity, as well as other regulatory action against our potential drug products or us.

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

In addition, manufacturers of drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must authorize manufacturing facilities before they can be used to manufacture our drug products, and such facilities will remain subject to continual review and periodic inspections by the FDA, the EMA, EU Member State Competent Authorities, and other regulatory authorities for compliance with cGMP regulations.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States, the EU or in other countries or jurisdictions. For example, certain policies of President Biden’s administration may impact our business and industry. The previous administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. It is difficult to predict how and if these changes will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

We are in the early stages of developing our commercialization infrastructure in the United States. If we are unable to develop a sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our future products.

We are in the early stages of developing our commercialization infrastructure in the United States and have no history of selling, marketing or distributing therapeutic products. In order to market any products that may be approved by the FDA, EMA or other comparable regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities, or make arrangements with third parties to perform these services. We have entered into the Avacopan Agreement with Vifor for development and commercialization of avacopan outside of the United States. We retain commercialization rights to avacopan in the United States. To the extent we rely on third parties such as Vifor for marketing and distributing our approved products, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control and our product revenue is likely to be lower than if we directly marketed or sold our products. Future collaborators may fail to develop or effectively commercialize our drug candidates because they cannot obtain necessary regulatory approvals, development or commercialization is not commercially reasonable, they elect to pursue competitive products outside of the collaboration, or for other reasons. If we are unable to enter into arrangements with third parties to commercialize any approved products on acceptable terms or at all, we may not be able to successfully commercialize our future products or we will have to market these products ourselves, which will be expensive and require us to build our own commercial infrastructure, which we do not have experience doing. We cannot assure you we will be successful in any of these initiatives. If we are not successful in commercializing our future products, either on our own or through collaborations with third parties, any future product revenue will be materially adversely affected.

The development of new drugs is a highly risky undertaking which involves a lengthy process, and our drug discovery and development activities therefore may not result in products that are approved for marketing and sale by the applicable regulatory authorities on the time schedule we have planned, or at all, or result in substantial payments to us.

Many of our drug candidates are in the early stages of drug discovery or clinical trials and are prone to the risks of failure inherent in drug development. We will need to conduct significant additional preclinical studies and clinical trials for many of our drug candidates before we can demonstrate that such drug candidates are safe and effective to the satisfaction of the FDA, the EMA and other regulatory authorities. Preclinical studies and clinical trials are expensive and uncertain processes that take years to complete. For example, we incurred significant expenses related to the IND filing and the completed single ascending dose Phase I clinical trial for CCX915, our first generation CCR2 drug candidate, which did not advance into Phase II clinical trials because its pharmacokinetic, or PK, properties in humans did not meet our expectations. Failure can occur at any stage of the process, and we cannot assure you that any of our drug candidates will demonstrate safety and efficacy in clinical trials or result in commercially successful products. While we have filed integrated regulatory submissions in 2020 with the EMA and FDA for full (unconditional) regulatory approval of avacopan for the treatment of ANCA vasculitis, we can provide no assurance that we will receive such approval.

We cannot assure you that our ongoing clinical trials or any future clinical trial of any of our other drug candidates will be completed on schedule, or at all, or whether our planned clinical trials will start in a timely manner. The commencement of our planned clinical trials could be substantially delayed or prevented by a number of factors, including:

•	delays or failures in obtaining sufficient quantities of the API and/or drug product;
•	delays or failures in reaching agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites;
•	delays or failures in obtaining institutional review board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site;
•	the need to successfully complete, on a timely basis, preclinical safety pharmacology or toxicology studies;

•	the limited number of, and competition for, suitable sites to conduct the clinical trials;
•	the limited number of, and competition for, suitable patients for enrollment in the clinical trials;
•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies; or
•	obtaining regulatory authorizations to commence a trial.

The completion of our clinical trials could also be substantially delayed or prevented by a number of factors, including:

•	changes to clinical trial protocols;
•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trials;
•	failure of our third party vendors to timely or adequately perform their contractual obligations relating to the clinical trials or in accordance with regulatory requirements;
•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;
•	inability to monitor patients adequately during or after treatment;
•	termination of the clinical trials by one or more clinical trial sites;
•	unforeseen safety issues;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•	subjects choosing an alternative treatment for the indication for which we are developing our drug candidates, or participating in competing clinical trials;
•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
•	lack of efficacy demonstrated during clinical trials;
•	lack of adequate funding to continue the clinical trials;
•	the need for unexpected discussions with the FDA, EMA or other foreign regulatory agencies regarding the scope or design of our clinical trials or the need to conduct additional trials;
•	unforeseen delays by the FDA, EMA or other foreign regulatory agencies after submission of our results;
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

Further, chemokine receptors and chemoattractant receptors are a novel class of targets. As a result, we may experience unforeseen adverse side effects with our existing and future drug candidates for such targets, including avacopan and CCX507. As of the date of this Annual Report on Form 10-K, nine of our drug candidates have been tested in human beings. Although we have not observed material safety concerns in prior studies of our drug candidates, later trials could reveal unforeseen adverse events. The safety PK results from preclinical studies may not be indicative of results observed in subsequent clinical trials. We have not completed studies on the long-term effects associated with the use of our drug candidates. Completion of studies of these long-term effects may be required for regulatory approval and would delay our introduction of our drug candidates into the market. These studies could also be required at any time after regulatory approval of any of our drug candidates. Absence of long-term data may also limit the approved uses of our products, if any, to short-term use. Some or all of our drug candidates may prove to be unsafe for human use.

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

Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, in November 2019, we announced positive topline data from our ADVOCATE trial, and in 2020 we announced topline data from our AURORA and ACCOLADE trials, and we are currently conducting a more comprehensive review of the data from each of these trials.

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

As of December 31, 2020, we had approximately $461.5 million in cash, cash equivalents, restricted cash and investments, excluding an additional $60.0 million we may borrow under the amended and restated credit facility, or Restated Credit Facility, with Hercules Capital, Inc., or Hercules. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, March 1, 2021. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

We have entered into the Restated Credit Facility with Hercules, which is secured by substantially all of our assets, excluding intellectual property, pursuant to which we may borrow up to an aggregate principal amount of $120.0 million, subject to certain terms and conditions. The outstanding principal balance under the credit facility was $25 million at December 31, 2020.

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

We may form additional strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our programs that we believe will complement or augment our existing business. For example, we entered into collaboration and license agreements with Vifor for the development and commercialization of avacopan and CCX140. We face significant competition in seeking appropriate strategic partners or other alternative arrangements and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any current or future drug candidates and programs because our research and development pipeline may be insufficient, our drug candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. For example, Vifor has the right to terminate the Avacopan Agreement and the CCX140 Agreement at its convenience, in which case we would not receive payments under such agreements. Any delays in entering into new strategic partnership agreements related to our drug candidates could also delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market.

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

As of December 31, 2020, we had 133 full-time employees. We will need to continue to expand our commercial, managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the pharmaceutical, biotechnology and other related markets that are researching and marketing products designed to address autoimmune diseases, inflammatory disorders, and cancer. Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include, but are not limited to, AbbVie, Alexion, Amgen, AstraZeneca, Aurinia, Bayer, Biogen, Elan, GlaxoSmithKline, Johnson & Johnson, Mallinckrodt, Merck, Merck Serono, Novartis, Pfizer, Travere, Roche/Genentech, Sanofi, Takeda and Teva. In addition, in some instances we may face competition from companies that sell generic versions of approved drugs that are part of the current SOC. Many or all of these established competitors are also involved in research and drug development regarding various chemokine receptors. Pharmaceutical and biotechnology companies which are known to be involved in chemokine and chemoattractant research and related drug development include, but are not limited to, Pfizer, GlaxoSmithKline, Bristol-Myers Squibb, Merck, Takeda, Sanofi, Incyte, Alexion, Allergan, Appellis, Omeros, InflaRx, X4 Pharmaceuticals, Mitsubishi Tanabe, Biolinerx, Akari Therapeutics and UCB Pharma, among others.

We are developing small molecule therapeutics that will compete with other drugs and alternative therapies that are currently marketed or are being developed to treat ANCA vasculitis, C3G, HS, LN and other renal disease, other autoimmune diseases, metabolic diseases, inflammatory disorders, and cancer. Similarly, other future drug candidates we are pursuing would compete against numerous existing and established drugs and potentially against other novel drugs and therapies that are currently in development. See “Item 1. Business—Competition.” We also anticipate that we will face increased competition in the future as new companies enter into our target markets and scientific developments surrounding the chemokine system continue to develop.

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

We are highly dependent on the principal members of our management and scientific staff. The loss of service of any of our management could harm our business. In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management, commercial, clinical and scientific personnel. The competition for qualified personnel in the pharmaceutical industry is intense. Due to our limited resources, we may not be able to effectively attract and recruit additional qualified personnel. If we are not able to retain our management, particularly our founder, President and Chief Executive Officer, Dr. Schall, and attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow our business. Although we have executed employment agreements with each member of our current executive management team, including Dr. Schall, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. In addition to the competition for personnel, the San Francisco Bay area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, such as the ongoing coronavirus outbreak, and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our corporate headquarters is located in California and certain clinical sites for our drug candidates, operations of our existing and future partners and suppliers are or will be located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant partners, suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural or manmade disaster.

The outbreak of the novel coronavirus disease 2019, or COVID-19, could adversely impact our business, manufacturing operations, preclinical studies and clinical trials.

In December 2019, a disease caused by a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and has spread to nearly every country and region in the world, including those in which we have active clinical trial sites or contract manufacturing sites. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19 and in accordance with direction from state and local government authorities, we have limited the number of essential staff in our corporate headquarters. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, manufacturing operations, preclinical studies and clinical trials, including:

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

•	interruption or delays to, or increased costs associated with, our planned move to our new corporate headquarters

The COVID-19 pandemic continues to rapidly evolve and as a result of the COVID-19 resurgence impacting certain sites where we have been conducting our AURORA trial, topline data from that trial was delayed until early in the fourth quarter of 2020. The extent to which the COVID-19 pandemic may further impact our business, including our manufacturing operations, preclinical studies, clinical trials and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors”.

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

Intellectual property litigation, and patent litigation in particular, is expensive, complex and lengthy and its outcome is difficult to predict. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We may be subject to third-party claims in the future against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or drug candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly. For example, for hidradenitis suppurativa, or HS, InflaRx GmbH holds patents regarding methods of use to treat HS with agents that inhibit C5a activities. While we believe that these patents may not be enforceable, may be invalidated, or may be limited in scope, such patents could potentially affect the use of avacopan to treat HS. If we are unable to invalidate or challenge such patents for HS, we may need to obtain a license to commercialize avacopan in that indication. Such a license, if necessary, could require us to make royalty or other material payments to InflaRx GmbH.

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
•

required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70% (in 2021) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•	mandated a further shift in the burden of Medicaid payments to the states.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, in December 2017, the Tax Cuts and Jobs Act was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On November 10, 2020, the U.S. Supreme Court heard oral arguments over the constitutionality of the individual mandate and whether the rest of the Affordable Care Act can be severed if the mandate is unconstitutional. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the Affordable Care Act will impact the Affordable Care Act and our business.

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

If we fail to comply with healthcare laws and regulations, we could face investigations, substantial civil or criminal penalties and our business, operations and financial condition could be adversely affected. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse rules by both the federal government and the states in which we conduct our business. The laws and regulations that may affect our ability to operate include, without limitation:

•

the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in significant civil monetary penalties or criminal fines and imprisonment. Violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

•

the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government including the Medicare and Medicaid or other federal healthcare programs. For example, pharmaceutical companies have been prosecuted under the False Claims Act in connection with alleged “off-label” promotion of drugs, misstated government pricing information, or provision of free product or other items of value to customers, among other things. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose significant civil fines and penalties, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•

federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal Physician Payments Sunshine Act, which requires pharmaceutical companies to submit annual reports to CMS. In the annual reports, pharmaceutical companies must report information related to payments and other transfers of value to teaching hospitals, physicians, and, beginning in 2022, certain other health care professionals . Failure to submit required information, or failure to submit information in a timely, accurate and complete manner, may result in significant civil monetary penalties;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers or competitors; and
•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by the government or, in some states, any payor including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance published by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and product pricing information.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the exclusion from participation in U.S. federal or state health care programs and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it or reach a settlement agreement, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

We may be subject to U.S. federal and state and foreign health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the federal government, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission, or FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

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

Stockholders may also be unable to sell their shares of common stock at prices that are attractive to them due to fluctuations in the market price of our common stock. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile. Since the commencement of trading in connection with our initial public offering in February 2012, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2020, the price per share for our common stock on the Nasdaq Global Select Market ranged from a low sale price of $30.72 to a high sale price of $65.43. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including, but not limited to, those described elsewhere in this “Risk Factors” section and the following:

•	results from, and any delays in, clinical trial programs relating to our drug candidates, including the ongoing and planned clinical trials for avacopan, CCX559, CCX507 and other drug candidates;
•	announcements of regulatory approvals or disapprovals of our drug candidates, including avacopan, or delays in any regulatory agency review or approval processes;
•	failure or discontinuation of any of our research programs;
•	announcements relating to future collaborations;
•	general economic conditions in the United States and abroad;
•	acquisitions and sales of new products, technologies or business;
•	delays in the commercialization of any of our drug candidates;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
•	the issuance of new or changed securities analysts’ reports or recommendations regarding us, our competitors or our industry in general;
•	actual and anticipated fluctuations in our quarterly operating results;
•	disputes concerning our intellectual property or other proprietary rights;
•	introduction of technological innovations or new products by us or our competitors;
•	manufacturing issues related to our drug candidates for clinical trials or future products for commercialization;
•	market acceptance of our future products;
•	deviations in our operating results from the estimates of analysts, or other analyst comments;
•	third-party payor coverage and reimbursement policies;
•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;
•	FDA, EMA or other U.S. or foreign regulatory actions affecting us or our industry;
•	product liability claims or other litigation or public concern about the safety of our drug candidates or future drugs;
•	our ability to obtain necessary intellectual property licenses;
•	the outcome of any future legal actions to which we are party;
•	sales of our common stock by our officers, directors or significant stockholders;
•	additions or departures of key personnel; and
•	other external factors, including natural disasters and other crises.

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

As of December 31, 2020, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 69% of our outstanding common stock. Accordingly, these stockholders, acting as a group, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. If our stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2020, we had 69,452,466 shares of common stock outstanding. Of these shares, approximately 46,834,230 are freely tradeable, without restriction, in the public market. In addition, approximately 22,618,236 of the outstanding shares of common stock are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, with respect to shares held by directors, executive officers and other affiliates. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. If additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our common stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in 2020, we completed an equity follow-on offering of 5,980,000 shares of our common stock for net proceeds of $325.7 million. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

Certain of our executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $4.4 million for severance and other benefits and acceleration of vesting of stock awards with an intrinsic value of $45.0 million as of December 31, 2020 in the event of a termination of employment in connection with a change of control of us. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. As of January 2021, we had research coverage by seven securities analysts. In the event one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

On January 31, 2020, the United Kingdom withdrew from the European Union, following its referendum in June 2016. The terms of the United Kingdom’s withdrawal from the EU provide for a transitional period that ended on December 31, 2020. The United Kingdom ratified a trade and cooperation agreement governing its future with the EU. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the EU as both parties continue to work on the rules for implementation, significant uncertainty remains about the future relationship and the precise terms governing such relationship between the United Kingdom and the EU, including with respect to the laws and regulations that will apply as the United Kingdom determines which EU laws to replace or replicate. The withdrawal has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Mountain View, California, where we lease 35,755 square feet of office and laboratory space. The lease for the Mountain View facility will expire in June 2021. We believe that our existing facilities are adequate for our current needs, as the facility has sufficient laboratory space to house additional scientists to be hired as we expand.

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

Holders of Common Stock

As of February 22, 2021, there were approximately 31 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2020:

Plan Category	Shares Issuable Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Available for Future Issuance(4)
Equity compensation plans approved by security holders: (1)	7,520,275	$14.61	4,014,314
Equity compensation plans not approved by security holders:	—	—	—
Total	7,520,275	$14.61	4,014,314

(1)

Consists of our Amended and Restated 1997 Stock Option/Stock Issuance Plan, our Amended and Restated 2002 Equity Incentive Plan and our 2012 Equity Incentive Award Plan, our Non-Employee Director Compensation Policy and our Employee Stock Purchase Plan, or ESPP.

(2)	Includes 7,114,225 shares subject to outstanding stock options and 406,050 shares subject to outstanding restricted stock units as of December 31, 2020.
(3)	Calculated exclusive of outstanding restricted stock unit awards.
(4)

Of these shares, 3,170,577 shares were available for stock option awards, restricted stock units and restricted stock awards, and 843,737 were available for the ESPP, in each case as of December 31, 2020.

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

The following graph shows a comparison from December 31, 2015 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2020 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

	12/15	12/16	12/17	12/18	12/19	12/20
ChemoCentryx Inc.	100	91.36	73.46	134.69	488.27	764.44
Nasdaq Composite	100	108.87	141.13	137.12	187.44	271.64
Nasdaq Biotechnology	100	78.65	95.67	87.19	109.08	137.90

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Collaboration and license revenue from related party	$64,392	$35,952	$42,875	$82,497	$11,435
Grant revenue	499	176	—	—	500
Total revenue	64,891	36,128	42,875	82,497	11,935
Operating expenses:
Research and development	77,882	70,276	62,736	49,495	37,945
General and administrative	42,186	24,155	20,409	16,509	14,710
Total operating expenses	120,068	94,431	83,145	66,004	52,655
(Loss) income from operations	(55,177)	(58,303)	(40,270)	16,493	(40,720)
Interest income	2,464	4,963	3,528	1,370	757
Interest expense	(2,643)	(2,149)	(1,224)	(4)	—
Net (loss) income	$(55,356)	$(55,489)	$(37,966)	$17,859	$(39,963)

Net (loss) income per share, basic (1)	$(0.84)	$(0.98)	$(0.76)	$0.37	$(0.86)
Net (loss) income per share, diluted (1)	$(0.84)	$(0.98)	$(0.76)	$0.36	$(0.86)
Shares used to compute net (loss) income per share, basic	65,688,401	56,898,478	49,814,162	48,412,531	46,431,501
Shares used to compute net (loss) income per share, diluted	65,688,401	56,898,478	49,814,162	49,615,406	46,431,501

(1)

See Note 2 within the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to compute basic and diluted net (loss) income per share.

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents, restricted cash and investments(2)	$461,450	$203,320	$176,984	$135,220	$123,761
Accounts receivable(3)	169	176	2,058	51,090	30,205
Working capital	390,012	115,282	116,988	146,893	110,356
Total assets	518,899	209,083	183,310	189,328	155,872
Long-term debt, net	18,099	19,786	19,689	4,676	—
Accumulated deficit	(485,342)	(429,986)	(374,497)	(289,200)	(307,059)
Total stockholders’ equity	385,613	66,000	14,738	79,267	49,889

(2)

As of December 31, 2020 and 2019, amount included restricted cash of $1,080 which was held as collateral for stand-by letters of credit issued to our landlord in connection with the lease of our new facility in San Carlos, California. See “Note 8. Commitments” within the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on this lease.

(3)	Amounts include accounts receivable from related party of $32, $0, $2,058, $51,090 and $30,000 as of December 31, 2020, 2019, 2018, 2017, and 2016, respectively.

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

Overview

ChemoCentryx is a biopharmaceutical company focused on the development and commercialization of new medications targeting inflammatory disorders, autoimmune diseases and cancer. Each of our drug candidates is designed to selectively block a specific chemoattractant receptor, leaving the rest of the immune system intact. Our drug candidates are small molecules, which are orally administered, and, if approved, could address unmet medical needs, including improved efficacy, and offer significant quality of life benefits. Since patients swallow a capsule or pill instead of having to visit a clinic for an infusion or undergo an injection, our drug candidates may improve patient compliance.

We are preparing for a potential commercial launch of avacopan, an orally-administered selective complement 5a receptor inhibitor, for the treatment of patients with anti-neutrophil cytoplasmic autoantibody-associated vasculitis, or ANCA vasculitis. In November 2019, we announced positive topline data from the pivotal Phase III ADVOCATE trial of avacopan for the treatment of patients with ANCA vasculitis. In September 2020, we announced that the FDA had accepted for review the avacopan New Drug Application, or NDA, for the treatment of ANCA vasculitis in the United States and had set July 7, 2021 as the Prescription Drug User Fee Act, or PDUFA, target goal date for the avacopan NDA. If the NDA is approved, we plan to commercialize avacopan in the United States on our own. We also plan to commercialize avacopan internationally through our kidney health alliance with Vifor Fresenius Medical Care Renal Pharma Ltd. and its affiliates and sublicensees, or collectively, Vifor. In November 2020, Vifor announced that the Marketing Authorisation Application, or MAA, for avacopan in the treatment of ANCA vasculitis was accepted for review (validated) by the European Medicines Agency, or EMA, for which a decision is expected in the second half of 2021.

Our pipeline includes the following programs:

Avacopan:

•

We are also developing avacopan for the treatment of severe (Hurley Stage III) hidradenitis suppurativa, or HS. In October 2020, we announced positive topline data in severe HS patients from the Phase II AURORA trial of avacopan. We plan to advance avacopan into a Phase III clinical trial for the treatment of severe HS in the second half of 2021.

•

In December 2020, we announced topline data from the Phase II ACCOLADE trial of avacopan for the treatment of patients with complement 3 glomerulopathy, or C3G. We plan to discuss the evidence of clinical benefit of avacopan in C3G with the FDA in 2021.

•

Based on the renal improvement results observed with avacopan treatment in both the ADVOCATE trial in ANCA vasculitis and the ACCOLADE trial in C3G, as measured by an increase in estimated glomerular filtration rate, we plan to develop avacopan in additional complement-mediated renal indications such as lupus nephritis, or LN. We plan to initiate a registrational clinical trial of avacopan for the treatment of LN in the second half of 2021.

Immuno-Oncology

•

CCX559 is our orally-administered inhibitor for programmed death protein 1/programmed death-ligand 1, or PD-1/PD-L1, which we are developing for the treatment of various cancers. We plan to initiate a Phase I clinical trial of CCX559 in the first half of 2021.

Our Strategy

The key elements to our commercial and scientific strategy are to:

•

Obtain regulatory approval of avacopan for the treatment of ANCA vasculitis in the United States on our own, and support our international commercialization partner Vifor and its Japanese sublicensee Kissei Pharmaceutical, Co., Ltd., or Kissei, in their regulatory approval applications;

•

Commercialize avacopan in the United States on our own, where we believe a company of our size can effectively compete in rare disease markets. If our avacopan NDA is approved by the FDA, we plan to deploy a specialty sales force primarily targeting that subset of nephrologists and rheumatologists treating ANCA vasculitis patients in the United States;

•	Develop and commercialize avacopan for additional indications, including C3G, severe HS, and additional complement-mediated renal indications such as LN;
•	Develop our other drug candidates and establish collaborations with pharmaceutical and biotechnology companies to further develop and market our drug candidates; and
•	Discover and validate new drug candidates.

As of December 31, 2020, we had an accumulated deficit of $485.3 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Recent Developments

In December 2019, a disease caused by a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and has spread to nearly every country and region in the world, including those in which we have active clinical trial sites or contract manufacturing sites. The length of the pandemic and its related restrictions and their consequences for us remain subject to a number of risks and uncertainties. We experienced a delay in topline clinical data from our ongoing AURORA trial to the fourth quarter of 2020 due to COVID-19 impacting certain sites where the trial was being conducted. We do not currently anticipate any material delays in our preparation for commercial readiness to launch avacopan for the treatment of ANCA vasculitis, if approved, nor are we currently anticipating any material disruption in our clinical drug supply as a result of the pandemic.

In February 2021, results from our Phase III ADVOCATE trial of avacopan for the treatment of patients with ANCA vasculitis were published as a peer reviewed journal article in NEJM.

In February 2021, Vifor and Kissei filed the Japanese NDA, or JNDA, for avacopan in the treatment of ANCA vasculitis with the Japanese Pharmaceuticals and Medical Device Agency, or PMDA.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period on a straight line basis. The fair value of the stock options is estimated using the Black-Scholes valuation model. We recorded non-cash stock-based compensation expense of $22.9 million, $11.6 million and $10.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020 and 2019, we had $33.8 million and $18.4 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to employee stock options that will be recognized over a weighted-average period of 2.3 years and 2.5 years, respectively. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase. Determining an estimate of the fair value of equity awards using the Black-Scholes valuation model requires that use of subjective assumptions related to expected stock price volatility, term, risk-free interest rate and dividend yield.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the years ended December 31, 2020, 2019 and 2018, our revenues were derived from collaboration and license revenue related to the Avacopan Agreement and the CCX140 Agreement, in each case, as amended, and the related letter agreements. For the years ended December 31, 2020 and 2019, we also have grant revenue derived from the FDA Orphan Products Development grant to support the clinical development of avacopan for the treatment of patients with C3G.

Total revenues were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Collaboration and license revenue from related party	$64,392	$35,952	$42,875
Grant revenue	499	176	—
Total revenue	$64,891	$36,128	$42,875
Dollar increase (decrease)	$28,763	$(6,747)
Percentage increase (decrease)	80%	-16%

We use a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost-based input method of revenue recognition, we measure actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligations. The increase in total revenue from 2019 to 2020 was primarily due to the acceleration of revenue recognition of the transaction price associated with the CCX140 Agreement with Vifor. Following the decision to discontinue development of CCX140 in FSGS, $46.7 million of deferred revenue was recognized as contract revenue in the second quarter of 2020. This increase was partially offset by lower costs incurred due to the completion of the avacopan ADVOCATE Phase III pivotal trial in 2020. The decrease in revenue from 2018 to 2019 was primarily due to the full enrollment of the avacopan ADVOCATE Phase III pivotal trial in 2018. Revenue in 2020 and 2019 also included $499,000 and $176,000, respectively, of grant revenue from the FDA to support the clinical development of avacopan in patients with C3G.

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

	Year Ended December 31,
	2020	2019	2018
Research and development expenses	$77,882	$70,276	$62,736
Dollar increase	$7,606	$7,540
Percentage increase	11%	12%

The increase in research and development expenses from 2019 to 2020 was primarily attributable to patient enrollment of the avacopan AURORA Phase IIb clinical trial in patients with HS, professional fees associated with the preparation of our NDA submission for avacopan for the treatment of ANCA vasculitis and higher research and drug discovery expenses, including those associated with the development of CCX559, our orally-available small molecule checkpoint (PD-1/PD-L1) inhibitor.  These increases were partially offset by decreases in expenses due to the completion of the avacopan ADVOCATE Phase III pivotal trial in 2020 and the CCX140 LUMINA-1 Phase II clinical trial in 2019.

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

The following table summarizes our research and development expenses by stage of development (in thousands):

	Year Ended December 31,
	2020	2019	2018
Phase I	$405	$2,515	$1,168
Phase II	25,669	24,777	13,895
Phase III	28,017	29,495	32,876
Research and drug discovery	23,791	13,489	14,797
Total R&D	$77,882	$70,276	$62,736

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

The successful development of our drug candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each drug candidate and are difficult to predict for each product. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our drug candidates or if, or to what extent, we will generate revenues from the commercialization and sale of any of our drug candidates. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate, as well as ongoing assessment as to each drug candidate’s commercial potential. We may need to raise additional capital or may seek additional strategic alliances in the future in order to complete the development and commercialization of our drug candidates, including avacopan, CCX559 and CCX507.

General and administrative expenses

Total general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
General and administrative expenses	$42,186	$24,155	$20,409
Dollar increase	$18,031	$3,746
Percentage increase	75%	18%

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

The increases from 2019 to 2020 and from 2018 to 2019 were primarily due to higher employee-related expenses, including those associated with our commercialization planning efforts, and higher professional fees.

We anticipate that our general and administrative expenses will increase substantially in the future primarily due to commercialization-related activities and personnel costs to support the anticipated launch of avacopan for the treatment of ANCA vasculitis in the United States.

Other income, net

Other income, net primarily consists of interest income earned on our marketable securities and interest expense for our long-term debt. Total other income, net as compared to prior years was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest income	$2,464	$4,963	$3,528
Interest expense	(2,643)	(2,149)	(1,224)
Total other income, net	$(179)	$2,814	$2,304
Dollar increase (decrease)	$(2,993)	$510
Percentage increase (decrease)	-106%	22%

The change from total other income, net for 2019 to total other expense, net for 2020 was primarily due to lower interest income from our investment portfolio in a low interest rate environment during the current COVID-19 pandemic and increased interest expense due to additional borrowings under the loan and security agreement, or Credit Facility, with Hercules Capital, Inc., or Hercules, and the amended and restated loan and security agreement, or Restated Credit Facility, with Hercules, partially offset by higher interest income from higher cash and investment balances.

The increase in total other income, net from 2018 to 2019 was primarily due to increased interest income resulting from higher cash and investment balances and rate of return on the investment portfolio, partially offset by increased interest expense due to additional borrowings under Credit Facility.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $461.5 million in cash, cash equivalents, restricted cash and investments. The following table shows a summary of our cash flows for each of the three years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash provided by (used in)
Operating activities	$(81,143)	$(70,123)	$16,436
Investing activities	$(282,360)	$(12,526)	$(53,068)
Financing activities	$356,621	$94,820	$24,700

Operating activities. Net cash used in operating activities was $81.1 million for the year ended December 31, 2020, compared to $70.1 million for the same period in 2019. This increase was primarily due to higher operating expenses and changes in working capital items. The change in operating activities from 2018 to 2019 was primarily due to a higher net loss in the 2019 period and changes in working capital items driven by the receipt of a $50.0 million milestone payment in connection with the Avacopan Agreement, a $10.0 million upfront commitment under the Avacopan Amendment, a $10.0 million of aggregate payments under the June 2018 Avacopan Letter Agreement and the CCX140 Letter Agreement and a $11.5 million payment for CCX140 development funding by Vifor in the 2018 period.

Investing activities. Net cash provided by or used in investing activities for periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business, as well as purchases or property and equipment. We invested the majority of our net proceeds received from the June 2020 equity follow-on offering and the March 2019 issuance of common stock under an equity distribution agreement in short and long term investments. The use of cash in investing activities in all periods presented also includes the investment of funds received under the Avacopan Agreement and CCX140 Agreement, in each case, as amended, and the related letter agreements. We expect cash used in investing activities in the first half of 2021 to continue to increase as we build out our new headquarters in San Carlos, California. See “Note 8. Commitments” for a detailed discussion.

Financing activities. Net cash provided by financing activities was $356.6 million for the year ended December 31, 2020, compared to $94.8 million for the year ended December 31, 2019. Net cash provided by financing activities for the year ended December 31, 2020 included net proceeds of $325.7 million from the issuance of common stock from our June 2020 equity follow-on offering and $4.4 million received under the Restated Credit Facility. Net cash provided by financing activities for the year ended December 31, 2019 included net proceeds of $73.3 million from the issuance of common stock under an equity distribution agreement. For the year ended December 31, 2018, net cash provided by financing activities included $15.0 million received under the Credit Facility. Net cash provided by financing activities for the years presented also included proceeds from the exercise of stock options and stock purchases from contributions to our 2012 Employee Stock Purchase Plan, and cash used for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units.

As of December 31, 2020, we had borrowed $20.0 million under the Credit Facility with Hercules. In January 2020, we entered into the Restated Credit facility with Hercules, which provides for borrowings of up to an additional $100.0 million in three tranches, subject to certain terms and conditions.  As of December 31, 2020, we had borrowed $5.0 million under the Restated Credit Facility. See “Note 7. Long-term Debt” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our borrowings.

As of December 31, 2020, we had approximately $461.5 million in cash, cash equivalents, restricted cash and investments. We believe that our available cash, cash equivalents, restricted cash and investments will be sufficient to fund our anticipated level of operations and capital expenditures for at least 12 months following our financial statement issuance date, March 1, 2021. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

•	the number and characteristics of drug candidates that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory approvals;
•	the cost and timing of hiring new employees to support continued growth;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the cost and timing of procuring clinical and commercial supplies of our drug candidates;
•	the cost and timing of establishing sales, marketing and distribution capabilities; and
•	the extent to which we acquire or invest in businesses, products or technologies.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$25,000	$6,389	$18,019	$592	$—
Aggregate interest obligation (2)	4,807	1,955	2,488	364	—
Operating lease (3)	80,280	5,210	14,832	15,653	44,585
Purchase obligations (4)	7,162	7,136	26	—	—
Total contractual obligations	$117,249	$20,690	$35,365	$16,609	$44,585

(1)

These amounts represent the future principal payments, excluding the end of the term charge, of the Credit Facility and the Restated Credit Facility we entered into with Hercules. See “Note 7. Long-term Debt” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

(2)

These amounts represent the estimated interest for our outstanding debt obligations that are payable in cash and the end of term charge, excluding non-cash amortization of debt discount. See “Note 7. Long-term Debt” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

(3)

These amounts represent minimum lease payments under the lease agreements for the facilities in San Carlos, California and Mountain View, California. See “Note 8. Commitments” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

(4)	Purchase obligations include firm purchase commitments related to commercial manufacturing arrangements.

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

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Credit Facility and Restated Credit Facility. At December 31, 2020, borrowings under the Credit Facility totaled $20.0 million with an interest rate of 8.05%. Advances under the Credit Facility bear an interest rate equal to the greater of (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal, or Prime Rate, minus 4.75%, and (ii) 8.05%. We are obligated to make interest-only payments on our borrowings under the Credit Facility through July 1, 2021, at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through December 1, 2022.

In addition, borrowings under the Restated Credit Facility totaled $5.0 million at December 31, 2020 with an interest rate equal to the greater of (i) 8.50% plus the Prime Rate minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net avacopan revenue levels. We are obligated to make interest-only payments on our borrowings under the Restated Credit Facility through September 1, 2022, at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through February 1, 2024. If the total amounts outstanding under the Credit Facility and the Restated Credit Facility remained at this level for an entire year and the interest rates increased by 1%, our annual interest expense would increase by an additional $250,000. See “Note 7. Long-term Debt” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our borrowings.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and the reports of our independent registered public accounting firm are included in this Annual Report on Form 10-K on pages F-1 through F-34 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2020, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (the 2013 Framework). Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and has issued an attestation report on our internal control over financial reporting as of December 31, 2020, which appears below.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, including the related stay-at-home and shelter-in-place orders mandated by state and local governments in which we operate, many of our employees have been working remotely since March 2020. As part of our Company’s transition to a temporary remote workforce, we took precautionary actions to re-evaluate our financial reporting process to provide assurance that we could report our financial results accurately and timely. We will continue to monitor and assess new potential impacts of the COVID-19 pandemic, including those related to any stay-at-home and shelter-in-place requirements, on the design and operating effectiveness of our internal controls going forward.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

ChemoCentryx, Inc.

Consolidated Financial Statements

As of December 31, 2020 and 2019

and for each of the three years in the period ended December 31, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ChemoCentryx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ChemoCentryx, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Clinical Trial Expenses
Description of the Matter

The Company’s total accrued costs for research and development expenses were $11.1 million at December 31, 2020, which included accruals related to clinical trials of $5.3 million. As discussed in Note 2 to the consolidated financial statements, the Company accrues and expenses clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with clinical research organizations and clinical trial sites. The accrual for these costs is determined by management’s assessment of services completed through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services, as well as observation of services completed, and the agreed-upon fees to be paid for such services.

Auditing accrued clinical trial expenses is complex due to significant judgments and estimates made by management in determining the time period over which services will be performed and the level of effort expended in each period. The financial terms of the agreements with contract research organizations (“CROs”) are subject to negotiation and amendment and may require re-assessment of the estimates.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant controls that addressed the identified risks related to the Company’s process of recording accrued clinical trial expenses.

To test the accrued clinical trial expenses, our audit procedures included, among others, testing the accuracy and completeness of the inputs used in management’s analysis to determine costs incurred. We also inspected the terms and conditions of material vendor contracts and change orders and compared these to the calculations management used in determining the level of effort completed pursuant to these agreements. We evaluated the estimated services incurred by third parties by understanding the terms and timeline of significant projects, evaluating management’s estimated percentage of work performed and costs incurred, and obtaining external confirmation of key terms and conditions for a sample of contracts. We also met with internal clinical personnel that oversee the clinical trials to understand the status of significant contract research and development activities.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2000.

Redwood City, California

March 1, 2021

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of ChemoCentryx, Inc.

Opinion on Internal Control over Financial Reporting

We have audited ChemoCentryx, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ChemoCentryx, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California

March 1, 2021

CHEMOCENTRYX, INC.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$32,297	$39,179
Short-term investments	404,273	133,607
Accounts receivable, other	137	176
Accounts receivable from related party	32	—
Prepaid expenses and other current assets	4,831	1,400
Total current assets	441,570	174,362
Property and equipment, net	25,160	2,154
Long-term investments	23,800	29,454
Operating lease right-of-use assets	26,911	1,704
Other assets	1,458	1,409
Total assets	$518,899	$209,083

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,875	$1,532
Accrued and other current liabilities	19,794	19,806
Long-term debt, current	6,302	—
Deferred revenue from related party	12,587	37,742
Total current liabilities	51,558	59,080
Long-term debt, net	18,099	19,786
Non-current deferred revenue from related party	24,000	63,095
Non-current lease liabilities	38,671	566
Other non-current liabilities	958	556
Total liabilities	133,286	143,083
Commitments (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 69,452,466 and 60,234,784 shares issued and outstanding at December 31, 2020 and 2019, respectively	69	60
Additional paid-in capital	870,788	495,624
Note receivable	(16)	(16)
Accumulated other comprehensive income	114	318
Accumulated deficit	(485,342)	(429,986)
Total stockholders’ equity	385,613	66,000
Total liabilities and stockholders’ equity	$518,899	$209,083

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Collaboration and license revenue from related party	$64,392	$35,952	$42,875
Grant revenue	499	176	—
Total revenue	64,891	36,128	42,875
Operating expenses:
Research and development	77,882	70,276	62,736
General and administrative	42,186	24,155	20,409
Total operating expenses	120,068	94,431	83,145
Loss from operations	(55,177)	(58,303)	(40,270)
Other income (expense):
Interest income	2,464	4,963	3,528
Interest expense	(2,643)	(2,149)	(1,224)
Total other income (expense), net	(179)	2,814	2,304
Net loss	$(55,356)	$(55,489)	$(37,966)
Net loss per common share
Basic and diluted net loss per common share	$(0.84)	$(0.98)	$(0.76)
Shares used to compute basic and diluted net loss per common share	65,688	56,898	49,814

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(55,356)	$(55,489)	$(37,966)
Unrealized gain (loss) on available-for-sale securities	(204)	516	(79)
Comprehensive loss	$(55,560)	$(54,973)	$(38,045)

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance as of December 31, 2017	48,837,060	$49	$368,553	$(16)	$(119)	$(289,200)	$79,267
Net loss	—	—	—	—	—	(37,966)	(37,966)
Adoption of accounting standards (Note 2)	—	—	—	—	—	(47,331)	(47,331)
Unrealized loss on investments	—	—	—	—	(79)	—	(79)
Issuance of common stock under equity incentive and employee stock purchase plans	1,912,703	2	10,690	—	—	—	10,692
Repurchased shares upon vesting of restricted stock units for tax withholdings	(97,525)	—	(678)	—	—	—	(678)
Employee stock-based compensation	—	—	9,971	—	—	—	9,971
Compensation expense related to options granted to consultants	—	—	862	—	—	—	862
Balance as of December 31, 2018	50,652,238	51	389,398	(16)	(198)	(374,497)	14,738
Net loss	—	—	—	—	—	(55,489)	(55,489)
Unrealized gain on investments	—	—	—	—	516	—	516
Issuance of common stock through Equity Distribution Agreement, net of issuance costs (Note 11)	6,491,196	6	73,270	—	—	—	73,276
Issuance of common stock under equity incentive and employee stock purchase plans	3,216,876	3	22,631	—	—	—	22,634
Repurchased shares upon vesting of restricted stock units for tax withholdings	(125,526)	—	(1,313)	—	—	—	(1,313)
Employee stock-based compensation	—	—	11,349	—	—	—	11,349
Compensation expense related to options granted to consultants	—	—	289	—	—	—	289
Balance as of December 31, 2019	60,234,784	60	495,624	(16)	318	(429,986)	66,000
Net loss	—	—	—	—	—	(55,356)	(55,356)
Unrealized loss on investments	—	—	—	—	(204)	—	(204)
Issuance of common stock upon follow-on offering, net of issuance costs (Note 11)	5,980,000	6	325,648	—	—	—	325,654
Issuance of common stock under equity incentive and employee stock purchase plans	3,330,141	3	30,313	—	—	—	30,316
Repurchased shares upon vesting of restricted stock units for tax withholdings	(92,459)	—	(3,709)	—	—	—	(3,709)
Employee stock-based compensation	—	—	20,948	—	—	—	20,948
Compensation expense related to options granted to consultants	—	—	1,964	—	—	—	1,964
Balance as of December 31, 2020	69,452,466	$69	$870,788	$(16)	$114	$(485,342)	$385,613

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(55,356)	$(55,489)	$(37,966)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	22,912	11,638	10,833
Depreciation of property and equipment	797	550	512
Non-cash lease expense	1,970	1,092	—
Non-cash interest (income) expense, net	1,490	(1,499)	(1,071)
Changes in assets and liabilities:
Accounts receivable, other	39	(176)	—
Accounts receivable from related party	(32)	2,058	49,032
Prepaids and other current assets	(2,492)	719	(668)
Other assets	(49)	61	(31)
Accounts payable	2,982	188	(434)
Operating lease liabilities	10,270	(1,114)	—
Other liabilities	576	5,573	4,158
Deferred revenue from related party	(64,250)	(33,724)	(7,929)
Net cash (used in) provided by operating activities	(81,143)	(70,123)	16,436
Investing activities
Purchases of property and equipment, net	(15,409)	(790)	(838)
Purchases of investments	(445,671)	(211,973)	(192,480)
Sales of investments	—	4,967	—
Maturities of investments	178,720	195,270	140,250
Net cash used in investing activities	(282,360)	(12,526)	(53,068)
Financing activities
Proceeds from issuance of common stock	325,654	73,276	—
Proceeds from exercise of stock options and employee stock purchase plan	30,318	22,857	10,467
Employees' tax withheld and paid for restricted stock units	(3,709)	(1,313)	(678)
Borrowings under credit facility agreement, net of issuance costs	4,358	—	14,911
Net cash provided by financing activities	356,621	94,820	24,700
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,882)	12,171	(11,932)
Cash, cash equivalents and restricted cash at beginning of period	40,259	28,088	40,020
Cash, cash equivalents and restricted cash at end of period	$33,377	$40,259	$28,088
Supplemental disclosures of cash flow information
Cash paid for interest	$1,947	$1,735	$748
Right-of-use assets obtained in exchange for lease obligations (1)	$27,177	$2,796	$—
Purchases of property and equipment, net recorded in accounts payable and accrued liabilities	$8,394	$378	$—

(1)	Amounts for the year ended December 31, 2019 include the transition adjustment of $1,301 for the adoption of Accounting Standards Codification (ASC) Topic 842 Leases (ASC 842).

See accompanying notes.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements

December 31, 2020

1.	Description of Business

ChemoCentryx, Inc. (the Company) commenced operations in 1997. The Company is a biopharmaceutical company focused on the development and commercialization of new medications targeting inflammatory disorders, autoimmune diseases and cancer. The Company’s principal operations are in the United States and it operates in one segment.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP). The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries, ChemoCentryx Ireland Limited and ChemoCentryx Limited. The operations of ChemoCentryx Ireland Limited and ChemoCentryx Limited have been immaterial to date. All intercompany amounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash Equivalents and Investments

The Company considers all highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. The Company limits its concentration of risk by diversifying its investments among a variety of issuers. All investments are classified as available for sale and are recorded at fair value based on quoted prices in active markets or based upon other observable inputs, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and unrealized declines in fair value that are attributed to credit-related factors are reflected in the statement of operations. The cost of securities sold is based on the specific-identification method.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their fair value due to their short maturities.

2.	Summary of Significant Accounting Policies (continued)

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

For the years ended December 31, 2020, 2019 and 2018, 99.2%%, 99.5% and 100%, respectively, of the Company’s total revenue was derived from the Company’s collaboration with Vifor (International) Ltd., and/or its affiliates, or collectively, Vifor. Accounts receivable are typically unsecured and are concentrated in the pharmaceutical industry and government sector. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies and government funded entities. The Company has not historically experienced any significant losses due to concentration of credit risk.

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

2.	Summary of Significant Accounting Policies (continued)

Leases

Effective January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach. Amounts presented prior to the adoption of ASC 842 have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC Topic 840, Leases (ASC 840). The Company determines if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, accrued and other current liabilities and other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses the incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments. The operating lease ROU asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has elected not to apply the recognition requirements for short-term leases. For lease agreements with lease and non-lease components, the Company generally accounts for them separately.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective transition method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

2.	Summary of Significant Accounting Policies (continued)

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

2.	Summary of Significant Accounting Policies (continued)

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

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). For the periods presented, other comprehensive income (loss) consists of unrealized gains (losses) on the Company’s available-for-sale securities. For the year ended December 31, 2019, amounts reclassified from accumulated other comprehensive income (loss) to net loss for unrealized gains on available-for-sale securities were not significant, and were recorded as part of other income, net in the Consolidated Statements of Operations. For the years ended December 31, 2020 and 2018, there were no sales of investments, and therefore there were no reclassifications.

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

2.	Summary of Significant Accounting Policies (continued)

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock, including purchases from contributions to ESPP	7,118	9,304	10,731
Restricted stock units	406	369	440
Restricted stock awards	14	31	27
Warrants to purchase common stock(1)	150	150	150
	7,688	9,854	11,348

(1)	In 2012, the Company issued a warrant with a ten-year term to purchase 150,000 shares of its common stock at an exercise price of $20.00 per share.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standard Board (FASB) issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The new standard replaces the incurred loss impairment methodology under the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is required to use a forward-looking expected credit loss model for accounts receivable and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard was effective for the Company on January 1, 2020. The Company’s adoption on January 1, 2020 did not have a material impact on the consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

3.	Cash Equivalents, Restricted Cash and Investments

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$32,297	$39,179
Restricted cash included in Other assets	1,080	1,080
Total cash, cash equivalents and restricted cash	$33,377	$40,259

Restricted cash as of December 31, 2020 and 2019 was held as collateral for a stand-by letter of credit issued by the Company to its landlord in connection with the lease of the Company’s facility in San Carlos, California. See “Note 8. Commitments” for additional information on this lease.

Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$30,139	$—	$—	$30,139
U.S. treasury securities	176,625	60	—	176,685
Government-sponsored agencies	12,500	—	—	12,500
Commercial paper	140,364	—	—	140,364
Asset-backed securities	25,706	23	—	25,729
Corporate debt securities	72,764	38	(7)	72,795
Total available-for-sale securities	$458,098	$121	$(7)	$458,212

Classified as:
Cash equivalents				$30,139
Short-term investments				404,273
Long-term investments				23,800
Total available-for-sale securities				$458,212

3.	Cash Equivalents, Restricted Cash and Investments (continued)

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$30,353	$—	$—	$30,353
U.S. treasury securities	40,245	47	—	40,292
Commercial paper	12,429	—	—	12,429
Asset-backed securities	25,436	50	—	25,486
Corporate debt securities	84,605	225	(4)	84,826
Total available-for-sale securities	$193,068	$322	$(4)	$193,386

Classified as:
Cash equivalents				$30,325
Short-term investments				133,607
Long-term investments				29,454
Total available-for-sale securities				$193,386

Cash equivalents in the tables above exclude cash of $2.2 million and $8.9 million as of December 31, 2020 and 2019, respectively. All available-for-sale securities held as of December 31, 2020 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The Company applies the specific identification method to determine the cost basis of the securities sold. No available-for-sale securities held as of December 31, 2020 have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2020, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors. To date, the Company has not recorded any impairment charges on marketable securities.
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

4.	Fair Value Measurements (continued)

Recurring Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Money market fund	$30,139	$—	$—	$30,139
U.S. treasury securities	—	176,685	—	176,685
Government-sponsored agencies	—	12,500	—	12,500
Commercial paper	—	140,364	—	140,364
Asset-backed securities	—	25,729	—	25,729
Corporate debt securities	—	72,795	—	72,795
Total assets	$30,139	$428,073	$—	$458,212

	December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Money market fund	$30,353	$—	$—	$30,353
U.S. treasury securities	—	40,292	—	40,292
Commercial paper	—	12,429	—	12,429
Asset-backed securities	—	25,486	—	25,486
Corporate debt securities	—	84,826	—	84,826
Total assets	$30,353	$163,033	$—	$193,386

During the year ended December 31, 2020 there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

Other Fair Value Measurements

The carrying amount and estimated fair value of financial instruments not recorded at fair value at December 31, 2020 and 2019 were as follows (in thousands):

	December 31,		December 31,
	2020		2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$24,401	$25,332	$19,786	$20,253

(1)	Carrying amounts of long-term debt were net of unamortized debt discounts of $599 and $214 as of December 31, 2020 and 2019, respectively.

4.	Fair Value Measurements (continued)

The fair value of the Company's long-term debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.
5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Lab equipment	$6,098	$6,747
Computer equipment and software	738	1,865
Furniture and fixtures	381	552
Tenant improvements	24,826	1,607
	32,043	10,771
Less: accumulated depreciation	(6,883)	(8,617)
	$25,160	$2,154

6.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Research and development related	$11,062	$13,100
Compensation related	5,498	3,608
Consulting and professional services	1,690	1,094
Current portion of operating lease liability	845	1,503
Other	699	501
	$19,794	$19,806

7.	Long-term Debt

In December 2017, the Company entered into a Loan and Security Agreement with Hercules Capital, Inc. (Hercules), pursuant to which term loans in an aggregate principal amount of up to $50.0 million (as amended, the Credit Facility) were available to the Company. As of December 31, 2020, the Company had borrowed $20.0 million under the Credit Facility, with an interest rate of 8.05% per annum, and the remaining available amount had expired. Advances under the Credit Facility bear an interest rate equal to the greater of either (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal (the Prime Rate) minus 4.75%, and (ii) 8.05%. The Company will make interest-only payments through July 1, 2021, and will then repay the principal balance and interest on the advances in equal monthly installments continuing through December 1, 2022. The Company will pay an end of term charge of $1.3 million in December 2022.

7.	Long-term Debt (continued)

On January 8, 2020, the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules, which amended and restated the agreement between the parties, and pursuant to which an additional term loan in an aggregate principal amount of up to $100.0 million (the Restated Credit Facility) is available to the Company at its discretion in three tranches.  The first tranche of the Restated Credit Facility of up to $40.0 million was available to the Company through December 15, 2020, of which $20.0 million became available upon submission of the avacopan New Drug Application (NDA) for the treatment of patients with anti-neutrophil cytoplasmic auto-antibody associated vasculitis (ANCA vasculitis). The second tranche of up to an additional $30.0 million would be available to the Company through December 15, 2021 upon NDA approval of avacopan for the treatment of ANCA vasculitis. The third tranche of up to an additional $30.0 million would be available through December 15, 2022, subject to certain conditions.

Under the Restated Credit Facility, the Company borrowed $5.0 million from the first tranche with an interest rate of 8.50% per annum as of December 31, 2020.  Advances under the Restated Credit Facility bear an initial interest rate equal to the greater of either (i) 8.50% plus the Prime Rate minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net avacopan revenue levels. For advances under the Restated Credit Facility, the Company will make interest only payments through September 1, 2022 and will then repay the principal balance and interest on the advances in equal monthly installments through February 1, 2024. Upon satisfaction of certain conditions, the interest-only payment period and the principal balance repayment period may be extended.  In addition, the Company will pay an end of term charge of 7.15% of the aggregate amount of the advances under the Restated Credit Facility.

The Company paid a commitment fee of 1% of the advances made by Hercules, with a minimum charge of $162,500 for the Credit Facility and a minimum charge of $520,000 for the Restated Credit Facility. Also, the Company reimbursed Hercules for costs incurred related to the Restated Credit Facility. These charges were recorded as discounts to the carrying value of the loan and are amortized over the term of the loan using the effective interest method.

In addition, the Company may prepay advances under the Restated Credit Facility, in whole or in part, at any time, subject to a prepayment charge that ranges from 1.0% to 2.0%, depending on the timing of the prepayment. The Restated Credit Facility is secured by substantially all of the Company’s assets, excluding intellectual property. The Restated Credit Facility also includes customary loan covenants, with which the Company was in compliance for all periods presented.

In connection with the Restated Credit Facility, the Company also entered into a Right to Invest Agreement with Hercules, pursuant to which Hercules shall have the right to participate, in an amount up to $3.0 million, in any subsequent equity financing broadly marketed to multiple investors in an amount greater than $30.0 million. Hercules purchased $1.0 million of the Company’s common stock during the June 2020 equity follow-on offering. See “Note 11. Stockholders’ Equity” for additional information.

7.	Long-term Debt (continued)

As of December 31, 2020, the Company had outstanding borrowings under the Amended Loan Agreement of $24.4 million, net of discounts of $0.6 million. Future minimum principal payments, which exclude the end of term charge, as of December 31, 2020 are as follows (in thousands):

Amounts
Year ending December 31:
2021	$6,389
2022	14,666
2023	3,353
2024	592
Total minimum payments	25,000
Less: amount representing debt discount	(599)
Present value of remaining debt payments	24,401
Less: current portion	(6,302)
Non-current portion	$18,099

8.	Commitments

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

In July 2019, the Company entered into a ten-year operating lease for a 96,463 square foot facility in San Carlos, California to replace its current headquarters located in Mountain View, California. Upon execution of the lease agreement, the Company provided the landlord an approximately $1.1 million security deposit in the form of a letter of credit. The lease commenced in June 2020 and is anticipated to expire in February 2031 with an option to extend the lease for five years. The lease extension option was not considered in the ROU asset or the lease liability as the Company did not consider it reasonably certain the option would be exercised. Monthly rent payments are anticipated to begin in March 2021. Following a six month period of discounted rent, the Company will pay an initial annual base rent at a rate of approximately $6.5 million, which is subject to scheduled 3% annual increases, plus certain operating expenses.

The Company was provided a tenant improvement allowance of $15.4 million plus an additional allowance of $4.8 million for the same. The additional allowance will be repaid by the Company as additional rent in equal monthly payments at a rate of 7% per annum through the initial term of the lease. As of December 31, 2020, the Company received a tenant improvement allowance of $9.3 million. The Company has the right to sublease the facility, subject to landlord consent.

8.	Commitments (continued)

The balance sheet classification of the Company’s operating lease assets and liabilities was as follows (in thousands):

	December 31,
	2020	2019
Balance Sheet
Assets:
Operating lease right-of-use assets	$26,911	$1,704

Liabilities:
Operating lease liabilities:
Accrued and other current liabilities (1)	$845	$1,503
Non-current lease liabilities	38,671	566

(1)	Includes current portion of operating lease liabilities.

The component of lease costs, which was included in operating expenses in the Company’s Consolidated Statements of Operations, was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Operating lease cost	$4,648	$1,295	$1,072

For the years ended December 31, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities was $1.7 million, excluding the $9.3 million tenant improvement allowance received, and $1.3 million, respectively. These amounts were included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Future minimum lease payments under all noncancelable operating leases as of December 31, 2020, are as follows (in thousands):

Operating leases
Year ending December 31:
2021	$5,210
2022	7,316
2023	7,516
2024	7,721
2025	7,932
Thereafter	44,585
Total minimum payments	80,280
Less: interest	(30,296)
Less: future tenant improvement reimbursements	(10,468)
Present value of lease liabilities	$39,516

As of December 31, 2020, the weighted-average remaining lease term was 10.0 years and the weighted-average operating discount rate used to determine the operating lease liability was 9.5%.

9.	Related Party Transactions

Vifor

Vifor held  9,194,085 shares of the Company’s common stock as of December 31, 2020. The Company has collaboration agreements with Vifor: the Avacopan Agreements and the CCX140 Agreements (each as described below). See “Note 2. Summary of Significant Accounting Policies – Concentration of Credit Risk” for additional information on accounts receivable balance due from Vifor.

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

9.	Related Party Transactions (continued)

As of December 31, 2020, the transaction price of $153.0 million comprises the following:

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

Avacopan Commercial Supply Agreement

In October 2020, the Company entered into a Manufacturing and Supply Agreement with Vifor (the Avacopan Commercial Supply Agreement).  Under the Avacopan Commercial Supply Agreement, the Company will supply and sell avacopan drug product to Vifor for commercial use outside of the United States.  Vifor will purchase avacopan drug product at a certain percentage mark up to the Company’s cost of goods, in accordance with the Avacopan Agreements. Vifor’s purchase of avacopan drug product is subject to certain binding forecast periods. The Avacopan Commercial Supply Agreement will expire upon the termination of the Avacopan Agreements or under certain circumstances as specified in the agreement.  In connection with the Avacopan Commercial Supply Agreement, the Company also entered into a letter agreement with Vifor, pursuant to which the $6.2 million previously received from Vifor under the CCX140 Agreement (discussed below) is creditable to Vifor’s purchase of avacopan drug product.  No revenue was recognized during the year ended December 31, 2020 under the Avacopan Commercial Supply Agreement.

For the years ended December 31, 2020, 2019 and 2018, the Company recognized $13.0 million, $29.5 million and $37.1 million of collaboration and license revenue under the Avacopan Agreements, respectively.

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

9.	Related Party Transactions (continued)

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

As of December 31, 2020, the transaction price of $66.5 million comprises the following:

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

In May 2020, the Company announced topline data from a 46 patient Phase II dose-ranging trial in the orphan kidney disorder, primary Focal Segmental Glomerulosclerosis (FSGS), called the LUMINA-1 trial. In the study, CCX140 did not demonstrate a meaningful reduction in proteinuria relative to the control group after 12 weeks of blinded treatment. As such, CCX140 will not be further developed in FSGS. As a result, the Company reduced the total anticipated FSGS budgeted costs and the corresponding transaction price related to development funding under the CCX140 Agreement by $47.2 million and recognized $46.7 million of contract revenue during the three months ended June 30, 2020. In addition, $6.2 million of deferred revenue previously received from Vifor under the CCX140 Agreements is creditable against Vifor’s purchases of avacopan drug product under the Avacopan Commercial Supply Agreement. Vifor retains an option to solely develop and commercialize CCX140 in more prevalent forms of chronic kidney disease (CKD). Should Vifor later exercise the CKD option, the Company would receive co-promotion rights for CKD in the United States.

For the years ended December 31, 2020, 2019 and 2018, the Company recognized $51.4 million, $6.4 million and $5.8 million of collaboration and license revenue under the CCX140 Agreements, respectively. As of December 31, 2020, deferred revenue under the CCX140 Agreement was $0.8 million, representing the Company’s remaining estimated performance obligation under these agreements.

9.	Related Party Transactions (continued)

The following table presents the contract assets and liabilities for all of the Company’s revenue contracts as of the following dates (in thousands):

	December 31,
	2020	2019
Contract asset:
Accounts receivable	$32	$—
Contract liability:
Deferred revenue	(36,587)	(100,837)

During the years ended December 31, 2020, 2019 and 2018, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue recognized in the period from:
Amount included in contract liability at the beginning of the period	$64,250	$35,781	$39,815
Performance obligations satisfied (or partially satisfied) in previous periods	$(40,647)	$(2,251)	$(3,357)

10.	Government Grant

In September 2019, the Company was awarded a two-year $1.0 million grant from the orphan drug office of the U.S. Food and Drug Administration to support the clinical development of avacopan in patients with the rare kidney disease complement 3 glomerulopathy. For the years ended December 31, 2020 and 2019, the Company recognized $0.5 million and $0.2 million of grant revenue, respectively. As of December 31, 2020 and 2019, the Company recorded $0.1 million and $0.2 million as accounts receivable, respectively.

11.	Stockholders’ Equity

Equity Incentive Plans

In May 2002, the stockholders approved the Amended and Restated 1997 Stock Option/Stock Issuance Plan (the 1997 Plan) and in September 2002, the stockholders approved the 2002 Equity Incentive Plan (the 2002 Plan). In February 2012, the stockholders approved the 2012 Equity Incentive Award Plan (the 2012 Plan). As of December 31, 2020, a total of 17,440,000 shares of the Company’s common stock were reserved for issuance under the 2012 Plan. In addition, the number of shares available for issuance under the 2012 Plan will be annually increased by an amount equal to the lesser of: 2,000,000 shares; 4% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year; or an amount determined by the Company’s Board of Directors. In November 2020, the Board of Directors approved an increase to the number of shares reserved for issuance under the 2012 Plan by 2,000,000 shares effective January 1, 2021. Collectively, the 1997 Plan, the 2002 Plan and the 2012 Plan are known as the Stock Plans.

11.	Stockholders’ Equity (continued)

Restricted Stock

Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs) are independent of stock option grants and are not transferrable, and are subject to forfeiture if recipients terminate their service to the Company prior to the release of the vesting restrictions. RSUs granted to employees generally vest over a period of three years. RSUs and RSAs granted to its nonemployee directors vest over a one-year period, or over a three-year period in the case of an initial grant pursuant to the Company’s Non-Employee Director Compensation Policy (Directors Plan). In the case of a change in control, RSUs and RSAs granted to nonemployee directors will vest in full. RSUs are also granted to nonemployee with performance conditions and the related compensation expense is recognized when the performance condition is deemed probable to be achieved. RSUs and RSAs are valued at the closing price of the Company’s common stock on the date of grant. During the years ended December 31, 2019 and 2018, the weighted-average grant date fair value for restricted stock granted was $11.54 and $11.32, respectively. The total fair value of restricted stock vested during the years ended December 31, 2020, 2019 and 2018 was $11.4 million, $3.1 million and $2.4 million, respectively.

The activity for restricted stock is summarized as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Balance at December 31, 2019	399,823	$10.54
Granted	280,360	49.26
Vested	(248,486)	13.32
Canceled	(11,667)	10.95
Unvested at December 31, 2020	420,030	$34.73

As of December 31, 2020, there was $6.4 million of unrecognized compensation expense associated with unvested employee restricted stock, which is expected to be recognized over a weighted-average period of 1.5 years.

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

11.	Stockholders’ Equity (continued)

The following table summarizes stock option activity and related information under the Company’s Stock Plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2019	2,192,545	9,287,901	$9.44
Shares authorized	2,000,000	—
Granted (1)	(1,267,668)	987,308	49.52
Exercised (2)	92,459	(3,019,410)	9.70
Forfeited and expired (3)	153,241	(141,574)	23.97
Outstanding at December 31, 2020	3,170,577	7,114,225	$14.61	6.53	$336,617,882
Vested and expected to vest, net of estimated forfeiture at December 31, 2020		6,886,096	$14.16	6.46	$328,929,110
Exercisable at December 31, 2020		4,491,790	$8.52	5.42	$239,880,734

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period.
(2)	Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.
(3)	The difference between shares forfeited and expired in the number of shares available for grant and outstanding options represents the RSUs canceled during the period.

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options exercised was $123.3 million, $48.4 million and $9.8 million during 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $33.8 million of unrecognized compensation expense, net of estimated forfeitures, associated with outstanding employee stock options, which is expected to be recognized over an estimated weighted-average period of 2.3 years.

As of December 31, 2020, stock options outstanding were as follows:

	Options Outstanding
Exercise Price Range	Shares	Weighted- Average Contractual Life
$3.29 - $5.95	711,839	5.38
$6.08 - $6.62	963,248	5.48
$6.66 - $8.19	1,267,114	4.45
$8.29 - $10.82	331,926	7.45
$10.86	733,395	7.17
$10.91 - $10.93	27,492	7.64
$11.02	955,222	8.12
$11.56 - $13.89	764,764	7.75
$13.94 - $46.52	847,357	6.19
$46.59 - $62.39	511,868	9.43
	7,114,225	6.53

11.	Stockholders’ Equity (continued)

Employee Stock Purchase Plan

In February 2012, the stockholders approved the ESPP. As of December 31, 2020, a total of 1,700,000 shares of the Company’s common stock were reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP may be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2012 fiscal year, by an amount equal to the lesser of: 300,000 shares; 1% of outstanding shares of the Company’s common stock; or an amount determined by the Company’s Board of Directors. The ESPP provides for an aggregate limit of 3,000,000 shares of common stock that may be issued under the ESPP during the term of the ESPP. In November 2020, the Board of Directors approved an increase to the number of shares reserved for issuance under the ESPP by 300,000 shares effective January 1, 2021.

The Company issued 79,161, 71,653 and 88,784 shares under the ESPP in 2020, 2019 and 2018, respectively. As of December 31, 2020, 843,737 shares were available for issuance under the ESPP. As of December 31, 2020, there was $0.2 million of unrecognized compensation expense, net of estimated forfeitures, associated with the ESPP, which is expected to be recognized over an estimated weighted-average period of 0.4 years.

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

Total employee stock-based compensation expense recognized associated with restricted stock, stock options, and the ESPP, was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$7,815	$4,530	$3,632
General and administrative	13,133	6,819	6,339
Total	$20,948	$11,349	$9,971

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

11.	Stockholders’ Equity (continued)

The fair values of the employee stock options granted under the Company’s Stock Plans and the option component of the shares purchased under the ESPP during 2020, 2019 and 2018 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2020	2019	2018	2020	2019	2018
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	87.4%	71.3%	67.8%	118.4%	56.4%	73.8%
Weighted-average expected life (in years)	6.0	6.0	6.0	0.5	0.5	0.5
Risk-free interest rate	0.66%	2.28%	2.66%	0.13%	1.87%	2.33%
Weighted-average grant date fair value	$35.71	$7.54	$6.22	$25.93	$4.10	$3.73

Stock Awards to Nonemployees

During 2020, 2019 and 2018, the Company granted to consultants options to purchase 21,400, 82,011 and 28,534 shares of common stock, respectively. In addition, during 2020, 66,000 shares of RSUs were granted to consultants, of which 35,000 were with performance vesting conditions.

Total stock-based compensation expense recognized associated with restricted stock and stock options granted to nonemployees was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$1,892	$186	$862
General and administrative	72	103	—
Total	$1,964	$289	$862

Valuation Assumptions

Stock-based compensation expense associated with stock options granted to nonemployees is recognized as the stock options vest.

The estimated fair values of the stock options granted are calculated at each reporting date using the Black-Scholes option-pricing model, with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Dividend yield	0%	0%	0%
Volatility	87%	68-87%	67-68%
Weighted-average expected life (in years)	6.0	5.5-6.0	5.7-9.9
Risk-free interest rate	0.84%	1.6-2.2%	2.7-3.0%

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

11.	Stockholders’ Equity (continued)

Equity Follow-On Offering

In June 2020, the Company completed an equity follow-on offering of 5,980,000 shares of its common stock at a public offering price of $58.00 per share. The Company received net proceeds of approximately $325.7 million, after deducting underwriting discounts, commissions and offering expenses.

12.	401(k) Plan

In October 1997, the Company established the ChemoCentryx 401(k) Plan and Trust (the 401(k) Plan). Employees may contribute, up to the percentage limit imposed by the Internal Revenue Code of 1986, as amended, an amount of their salary each calendar year until termination of their employment with the Company. The Company may elect to make matching contributions, as per the Plan; however, no matching contributions were made in the years ended December 31, 2020, 2019 and 2018.

13.	Income Taxes

The Company’s loss before tax is only attributable to U.S. operations. The components of the income tax (benefit) expense are as follows (in thousands):

Year Ended December 31,
	2020	2019	2018
Current (benefit from) provision for income taxes:
Federal	$—	$—	$—
State	—	—	—
Total current (benefit from) provision for income taxes	—	—	—
Deferred (benefit from) provision for income taxes:	—	—	—
Federal	—	—	—
State	—	—	—
Total deferred tax (benefit from) provision for income taxes	—	—	—
(Benefit from) provision for income taxes	$—	$—	$—

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	(21.0%)	(21.0%)	(21.0%)
Permanent items	2.1	1.3	1.6
Excess tax benefit for stock-based compensation	(40.9)	(13.3)	(2.8)
Tax credits	(13.4)	(38.3)	(3.5)
Change in valuation allowance	70.4	70.3	24.5
Non-deductible executive compensation	2.7	1.0	0.6
Other	0.1	—	0.6
(Benefit from) provision for income taxes	—%	—%	—%

13.	Income Taxes (continued)

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$120,347	$76,033
Tax credits	49,229	39,625
Amortization of deferred stock compensation - non- qualified	4,165	5,172
Reserves and accruals	1,770	1,528
Deferred revenue	7,684	20,312
Depreciation and amortization	—	15
Lease liability	8,299	434
Gross deferred tax assets	191,494	143,119
Less: valuation allowance	(183,948)	(142,761)
Total deferred tax assets	7,546	358
Deferred tax liabilities:
Property, Plant and Equipment	(1,894)	—
Right of use asset	(5,652)	(358)
Total deferred tax liabilities	(7,546)	(358)
Net deferred tax assets	$—	$—

The Company concluded that it is more likely than not that its deferred tax assets would not be realized. Accordingly, the total deferred tax assets have been fully offset by a valuation allowance. The Company’s valuation allowance increased by approximately $41.2 million and $39.9 million in 2020 and 2019, respectively.

At December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $489.7 million and $225.7 million, respectively. The federal net operating loss carryforwards will begin to expire in 2032. Due to tax reform, federal net operating loss carryforwards generated in 2018 and forward no longer have an expiration date. The state net operating loss carryforwards will begin to expire in 2028.

As of December 31, 2020, the Company has federal and state research and development credit carryforwards of $14.2 million and $12.2 million, respectively. The federal research and development credits will begin to expire in 2021 if not utilized. California research and development credits can be carried forward indefinitely. The Company also has federal Orphan Drug credits of $52.6 million as of December 31, 2020. Such orphan drug credit will begin to expire in 2034 if not utilized.

Utilization of the net operating loss and credit carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and credit carryforwards before their utilization.

13.	Income Taxes (continued)

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018, is as follows (in thousands):

Unrecognized Income Tax Benefits
Balance as of December 31, 2018	$9,714
Additions for current tax positions	3,455
Additions for prior tax positions	16,007
Balance as of December 31, 2019	29,176
Additions for current tax positions	1,317
Releases	(29)
Balance as of December 31, 2020	$30,464

As of December 31, 2020 and 2019, the Company had approximately $30.5 million and $29.2 million, respectively, of unrecognized tax benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. In 2020, unrecognized tax benefits increased due to uncertainty associated with the Company’s claim of 2020 federal and California research and development and orphan drug credits. In 2020, unrecognized tax benefits decreased due to expiration of federal research and development credit. The Company is not aware of any items that will significantly increase or decrease its unrecognized tax benefits in the next 12 months.

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2020, there has been no interest expense or penalties related to unrecognized tax benefits.

For U.S. federal and California income tax purposes, the statute of limitations remains open for the years beginning 2017 and 2016, respectively, except for the carryforward of net operating losses and research and development credits generated in prior years.

14.	Selected Quarterly Financial Data (unaudited)

Selected quarterly results from operations for the years ended December 31, 2020 and 2019 are as follows (in thousands except per share amounts):

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$6,008	$49,440	$5,085	$4,358
Net income (loss)	$(21,687)	$20,267	$(24,060)	$(29,876)
Basic net income (loss) per share	$(0.35)	$0.32	$(0.35)	$(0.43)
Diluted net income (loss) per share	$(0.35)	$0.29	$(0.35)	$(0.43)

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$8,327	$7,173	$10,581	$10,047
Net loss	$(11,949)	$(15,150)	$(12,862)	$(15,528)
Basic and diluted net loss per share	$(0.23)	$(0.26)	$(0.22)	$(0.26)

The four quarters of net earnings per share may not add to the total year because of differences in the weighted-average numbers of shares outstanding during the quarters and the year.
15.	Subsequent Event

           In February 2021, Vifor, through its Japanese sublicensee Kissei Pharmaceutical, Co., Ltd., filed the Japanese NDA (JNDA) for avacopan in the treatment of ANCA vasculitis with the Japanese Pharmaceuticals and Medical Device Agency.  The acceptance of the JNDA resulted in the Company’s achievement of a $10.0 million regulatory milestone from Vifor.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(16)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

4.2(3)	Form of Common Stock Warrant.

4.3(3)	Form of Series B Preferred Stock Warrant.

4.4(17)	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1#(1)	Amended and Restated 1997 Stock Option/Stock Issuance Plan and form of agreement thereunder.

10.2#(1)	Amended and Restated 2002 Equity Incentive Plan and forms of agreements thereunder.

10.3#(1)	2012 Equity Incentive Award Plan and form of agreement thereunder.

10.4#(1)	2012 Employee Stock Purchase Plan.

10.5#(1)	2012 Cash Incentive Plan.

10.6#(1)	Form of Indemnification Agreement.

10.7#(18)	Amended and Restated Non-Employee Director Compensation Policy.

10.8#(5)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Award Plan.

10.9#(6)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2012 Equity Incentive Award Plan.

10.10#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Thomas J. Schall, Ph.D.

10.11#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Markus J. Cappel, Ph.D.

10.12#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Susan M. Kanaya.

10.13#	Employment Agreement, effective as of December 28, 2020, by and between the Registrant and Tausif Butt.

10.14(3)	Standard Industrial/Commercial Multi-Tenant Lease, dated April 20, 2004, by and between Portola Land Company and the Registrant.

10.15(7)	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated August 16, 2012, by and between Portola Land Company and the Registrant.

10.16(10)	Second Amendment to Lease, dated April 13, 2017, by and between Google Inc. and the Registrant.

10.17(15)	Third Amendment to Lease, dated May 1, 2019, by and between Google Inc. and the Registrant.

10.18(20)	Lease Extension Letter, dated July 1, 2020, by and between Google Inc. and the Registrant.

10.19(14)	Lease Agreement, dated July 31, 2019, by and between the Registrant and ARE-SAN FRANCISCO NO. 63, LLC.

10.20†(8)	Product Development and Commercialization Agreement, effective as of August 22, 2006, by and between the Registrant and Glaxo Group Limited.

10.21†(3)	Amendment No. 1 to Product Development and Commercialization Agreement, effective as of September 30, 2007, by and between the Registrant and Glaxo Group Limited.

10.22†(3)	Amendment No. 2 to Product Development and Commercialization Agreement, effective as of October 6, 2008, by and between the Registrant and Glaxo Group Limited.

10.23†(3)	Amendment No. 3 to Product Development and Commercialization Agreement, effective as of August 22, 2009, by and between the Registrant and Glaxo Group Limited.

10.24†(3)	Amendment No. 4 to Product Development and Commercialization Agreement, effective as of February 26, 2010, by and between the Registrant and Glaxo Group Limited.

10.25†(3)	Amendment No. 5 to Product Development and Commercialization Agreement, effective as of November 15, 2010, by and between the Registrant and Glaxo Group Limited.

10.26†(9)	Collaboration and License Agreement, dated as of May 9, 2016, by and between the Registrant and Vifor (International) Ltd.

10.27(9)	Stock Purchase Agreement, dated as of May 9, 2016, by and between the Registrant and Vifor (International) Ltd.

10.28(6)	Collaboration and License Agreement, dated as of December 22, 2016, by and between the Registrant and Vifor (International) Ltd.

10.29†(4)	Letter Agreement dated as of February 13, 2017 between the Registrant and Vifor (International) Ltd.

10.30†(10)	Amendment to Collaboration and License Agreement, effective as of May 22, 2017 between the Registrant and Vifor Fresenius Medical Care Renal Pharma Ltd.

10.31(12)	Letter Agreement dated as of June 6, 2018 between the Registrant and Vifor (International) Ltd. Regarding Grant of Rights to CCX168 in China.

10.32(12)	Letter Agreement dated as of June 6, 2018 between the Registrant and Vifor (International) Ltd. Regarding Grant of Rights to CCX140 in China.

10.33†(12)	Amendment to Collaboration and License Agreement, effective as of June 6, 2018 between the Registrant and Vifor Fresenius Medical Care Renal Pharma Ltd.

10.34†	Manufacturing and Supply Agreement, effective as of October 29, 2020 between the Registrant and Vifor Fresenius Medical Care Renal Pharma Ltd.

10.35(11)	Loan and Security Agreement, dated as of December 28, 2017, by and between the Registrant and Hercules Capital, Inc.

10.36(13)	Amendment No. 1 to Loan and Security Agreement, dated as of December 13, 2018, by and between the Registrant and Hercules Capital, Inc.

10.37†(18)	Amended and Restated Loan and Security Agreement, dated as of January 8, 2020, by and between the Registrant and Hercules Capital, Inc.

10.38(18)	Right to Invest Agreement, dated as of January 8, 2020, by and between the Registrant and Hercules Capital, Inc.

10.39†(19)	Master Manufacturing Services Agreement, dated as of March 18, 2020, by and between the Registrant and Patheon Pharmaceuticals Inc.

10.40†(19)	Product Agreement, dated as of May 8, 2020, by and between the Registrant and Patheon Pharmaceuticals Inc.

10.41†(20)	Commercial Manufacturing Agreement, dated as of August 26, 2020, by and between the Registrant and Hovione LLC.

21.1	Subsidiaries of the Registrant.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on January 23, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(2)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on February 6, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(3)	Filed with the Registrant’s Registration Statement on Form S-1 on October 14, 2011 (Registration No. 333-177332), and incorporated herein by reference.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the SEC on May 10, 2017, and incorporated herein by reference.
(5)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the SEC on August 8, 2014, and incorporated herein by reference.
(6)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 14, 2017, and incorporated herein by reference.
(7)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the SEC on November 13, 2012, and incorporated herein by reference.
(8)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on January 6, 2012 (Registration No. 333-177332), and incorporated herein by reference.
(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the SEC on August 9, 2016, and incorporated herein by reference.
(10)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the SEC on August 8, 2017, and incorporated herein by reference.
(11)	Filed with the Registrant’s Current Report on Form 8-K filed on January 4, 2018, and incorporated herein by reference.

(12)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed with the SEC on August 9, 2018, and incorporated herein by reference.
(13)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 11, 2019, and incorporated herein by reference.
(14)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed with the SEC on November 4, 2019, and incorporated herein by reference.
(15)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed with the SEC on August 5, 2019, and incorporated herein by reference.
(16)	Filed with the Registrant’s Current Report on Form 8-K filed on March 19, 2019, and incorporated herein by reference.
(17)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020, and incorporated herein by reference.
(18)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the SEC on May 11, 2020, and incorporated herein by reference.
(19)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed with the SEC on August 10, 2020, and incorporated herein by reference.
(20)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed with the SEC on November 9, 2020, and incorporated herein by reference.
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: March 1, 2021	By:	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Schall, Ph.D.	President, Chief Executive Officer and Director	March 1, 2021
Thomas J. Schall, Ph.D.	(Principal Executive Officer)

Executive Vice President,
/s/ Susan M. Kanaya	Chief Financial and Administrative Officer and Secretary	March 1, 2021
Susan M. Kanaya	(Principal Financial Officer)

/s/ Pui San Kwan	Vice President, Finance
Pui San Kwan	(Principal Accounting Officer)	March 1, 2021

/s/ Thomas A. Edwards
Thomas A. Edwards	Director	March 1, 2021

/s/ Joseph M. Feczko, M.D.
Joseph M. Feczko, M.D.	Director	March 1, 2021

/s/ Rita Jain, M.D.
Rita Jain, M.D.	Director	March 1, 2021

/s/ Henry A. McKinnell, Jr., Ph.D.
Henry A. McKinnell, Jr., Ph.D.	Director	March 1, 2021

/s/ Geoffrey M. Parker
Geoffrey M. Parker	Director	March 1, 2021

/s/ James L. Tyree
James L. Tyree	Director	March 1, 2021