Form 10-Q
period 2021-03-31
ChemoCentryx, Inc.
filed 2021-05-03
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35420

ChemoCentryx, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3254365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

835 Industrial Road San Carlos, California	94070
(Address of Principal Executive Offices)	(Zip Code)

(650) 210-2900

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CCXI	The Nasdaq Stock Market LLC

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 23, 2021 was 69,749,569.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,548	$32,297
Short-term investments	307,736	404,273
Accounts receivable, other	130	137
Accounts receivable from related party	10,012	32
Prepaid expenses and other current assets	4,215	4,831
Total current assets	390,641	441,570
Property and equipment, net	33,117	25,160
Long-term investments	47,875	23,800
Operating lease right-of-use assets	26,017	26,911
Other assets	1,462	1,458
Total assets	$499,112	$518,899
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,926	$12,875
Accrued and other current liabilities	21,156	19,794
Long-term debt, current	9,609	6,302
Deferred revenue from related party	13,039	12,587
Total current liabilities	54,730	51,558
Long-term debt, net	14,866	18,099
Non-current deferred revenue from related party	23,337	24,000
Non-current lease liabilities	44,112	38,671
Other non-current liabilities	1,063	958
Total liabilities	138,108	133,286
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 69,742,493 and 69,452,466 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	70	69
Additional paid-in capital	876,017	870,788
Note receivable	(16)	(16)
Accumulated other comprehensive income (loss)	(14)	114
Accumulated deficit	(515,053)	(485,342)
Total stockholders’ equity	361,004	385,613
Total liabilities and stockholders’ equity	$499,112	$518,899

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Collaboration and license revenue from related party	$10,223	$5,855
Grant revenue	130	153
Total revenue	10,353	6,008

Operating expenses:
Research and development	23,418	19,311
General and administrative	16,262	8,820
Total operating expenses	39,680	28,131
Loss from operations	(29,327)	(22,123)
Other income (expense):
Interest income	305	984
Interest expense	(689)	(548)
Total other income (expense), net	(384)	436
Net loss	$(29,711)	$(21,687)
Basic and diluted net loss per common share	$(0.43)	$(0.35)
Shares used to compute basic and diluted net loss per common share	69,608	61,295

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(29,711)	$(21,687)
Unrealized loss on available-for-sale securities	(128)	(101)
Comprehensive loss	$(29,839)	$(21,788)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	69,452,466	$69	$870,788	$(16)	$114	$(485,342)	$385,613
Net loss	-	-	-	-	-	(29,711)	(29,711)
Unrealized loss on investments	-	-	-	-	(128)	-	(128)
Issuance of common stock under equity incentive plans and employee stock purchase plans	370,987	1	2,162	-	-	-	2,163
Repurchased shares upon vesting of restricted stock units for tax withholdings	(80,960)	-	(5,013)	-	-	-	(5,013)
Employee stock-based compensation	-	-	7,840	-	-	-	7,840
Compensation expense related to options granted to consultants	-	-	240	-	-	-	240
Balance as of March 31, 2021	69,742,493	$70	$876,017	$(16)	$(14)	$(515,053)	$361,004

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	60,234,784	$60	$495,624	$(16)	$318	$(429,986)	$66,000
Net loss	-	-	-	-	-	(21,687)	(21,687)
Unrealized loss on investments	-	-	-	-	(101)	-	(101)
Issuance of common stock under equity incentive plans	1,645,869	2	14,797	-	-	-	14,799
Repurchased shares upon vesting of restricted stock units for tax withholdings	(87,992)	-	(3,480)	-	-	-	(3,480)
Employee stock-based compensation	-	-	4,374	-	-	-	4,374
Compensation expense related to options granted to consultants	-	-	256	-	-	-	256
Balance as of March 31, 2020	61,792,661	$62	$511,571	$(16)	$217	$(451,673)	$60,161

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(29,711)	$(21,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,080	4,630
Depreciation of property and equipment	117	143
Non-cash lease expense	594	297
Non-cash interest expense, net	997	155
Changes in assets and liabilities:
Accounts receivable, other	7	23
Accounts receivable due from related party	(9,980)	(15)
Prepaids and other current assets	583	(754)
Other assets	(4)	69
Accounts payable	1,201	1,042
Operating lease liabilities	6,342	(321)
Other liabilities	418	(5,189)
Deferred revenue from related party	(211)	(5,839)
Net cash used in operating activities	(21,567)	(27,446)
Investing activities
Purchases of property and equipment, net	(10,880)	(868)
Purchases of investments	(95,278)	(11,434)
Maturities of investments	166,826	44,330
Net cash provided by investing activities	60,668	32,028
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	2,163	14,797
Employees' tax withheld and paid for with restricted stock units	(5,013)	(3,480)
Borrowings under credit facility agreement, net of issuance costs	—	4,358
Net cash (used in) provided by financing activities	(2,850)	15,675
Net increase in cash, cash equivalents and restricted cash	36,251	20,257
Cash, cash equivalents and restricted cash at beginning of period	33,377	40,259
Cash, cash equivalents and restricted cash at end of period	$69,628	$60,516
Supplemental disclosures of cash flow information
Cash paid for interest	$509	$407
Right-of-use assets obtained in exchange for lease obligations	$(300)	$—
Purchases of property and equipment, net recorded in accounts payable and accrued liabilities	$(2,807)	$(132)

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

1.	Description of Business

ChemoCentryx, Inc. (the Company) commenced operations in 1997. The Company is a biopharmaceutical company focused on the development and commercialization of new medications targeting inflammatory disorders, autoimmune diseases and cancer.  The Company’s principal operations are in the United States and it operates in one segment.

Unaudited Interim Financial Information

The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2020 Condensed Consolidated Balance Sheet was derived from audited financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 1, 2021.
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

For the three months ended March 31, 2021 and 2020, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock, including purchases from contributions to ESPP	7,483	8,467
Restricted stock units	425	419
Restricted stock awards	14	31
Warrants to purchase common stock	150	150
	8,072	9,067

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive loss. For the periods presented, other comprehensive loss consists of unrealized losses on the Company’s available-for-sale securities.   For the three months ended March 31, 2021 and 2020, there were no sales of investments and therefore there were no reclassifications of comprehensive income.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the consolidated financial statements as a result of future adoption.
3.	Cash Equivalents, Restricted Cash and Investments

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$68,548	$32,297
Restricted cash included in Other assets	1,080	1,080
Total cash, cash equivalents and restricted cash	$69,628	$33,377

Restricted cash as of March 31, 2021 and December 31, 2020 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the lease of the Company’s facility in San Carlos, California. See “Note 7. Commitments” for additional information on this lease.

Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$62,830	$—	$—	$62,830
U.S. treasury securities	113,345	36	—	113,381
Non-U.S. government securities	11,902	—	(12)	11,890
Commercial paper	115,388	—	—	115,388
Asset-backed securities	32,172	3	(12)	32,163
Corporate debt securities	82,818	8	(37)	82,789
Total available-for-sale securities	$418,455	$47	$(61)	$418,441

Classified as:
Cash equivalents				$62,830
Short-term investments				307,736
Long-term investments				47,875
Total available-for-sale securities				$418,441

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$30,139	$—	$—	$30,139
U.S. treasury securities	176,625	60	—	176,685
Government-sponsored agencies	12,500	—	—	12,500
Commercial paper	140,364	—	—	140,364
Asset-backed securities	25,706	23	—	25,729
Corporate debt securities	72,764	38	(7)	72,795
Total available-for-sale securities	$458,098	$121	$(7)	$458,212

Classified as:
Cash equivalents				$30,139
Short-term investments				404,273
Long-term investments				23,800
Total available-for-sale securities				$458,212

Cash equivalents in the tables above exclude cash of $5.7 million and $2.2 million as of March 31, 2021 and December 31, 2020, respectively.  All available-for-sale securities held as of March 31, 2021 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The Company applies the specific identification method to determine the cost basis of the securities sold. No available-for-sale securities held as of March 31, 2021 have been in a continuous unrealized loss position for more than 12 months. As of March 31, 2021, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors. To date, the Company has not recorded any impairment charges on marketable securities.

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

Recurring Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
Description	Level 1	Level 2	Level 3	Total
Money market fund	$62,830	$—	$—	$62,830
U.S. treasury securities	—	113,381	—	113,381
Non-U.S. government securities	—	11,890	—	11,890
Commercial paper	—	115,388	—	115,388
Asset-backed securities	—	32,163	—	32,163
Corporate debt securities	—	82,789	—	82,789
Total available-for-sale securities	$62,830	$355,611	$—	$418,441

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Money market fund	$30,139	$—	$—	$30,139
U.S. treasury securities	—	176,685	—	176,685
Government-sponsored agencies	—	12,500	—	12,500
Commercial paper	—	140,364	—	140,364
Asset-backed securities	—	25,729	—	25,729
Corporate debt securities	—	72,795	—	72,795
Total available-for-sale securities	$30,139	$428,073	$—	$458,212

During the three months ended March 31, 2021, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

Other Fair Value Measurements

The carrying amount and estimated fair value of financial instruments not recorded at fair value at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31,		December 31,
	2021		2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$24,475	$25,522	$24,401	$25,332

(1)	Carrying amounts of long-term debt were net of unamortized debt discounts of $525 and $599 as of March 31, 2021 and December 31, 2020, respectively.

The fair value of the Company's long-term debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.
5.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Research and development related	$13,851	$11,062
Compensation related	3,164	5,498
Consulting and professional services	749	1,690
Current portion of operating lease liability	1,446	845
Other	1,946	699
	$21,156	$19,794

6.	Long-term Debt

In December 2017, the Company entered into a Loan and Security Agreement, with Hercules Capital, Inc. (Hercules), pursuant to which term loans in an aggregate principal amount of up to $50.0 million (as amended, the Credit Facility) were available to the Company.  As of March 31, 2021, the Company had borrowed $20.0 million under the Credit Facility, with an interest rate of 8.05% per annum and the remaining available amount had expired.  Advances under the Credit Facility bear an interest rate equal to the greater of either (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal (the Prime Rate) minus 4.75%, and (ii) 8.05%. The Company will make interest-only payments through July 1, 2021, and will then repay the principal balance and interest on the advances in equal monthly installments continuing through December 1, 2022. The Company will pay an end of term charge of $1.3 million in December 2022.

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

Under the Restated Credit Facility, the Company borrowed $5.0 million from the first tranche with an interest rate of 8.50% per annum as of March 31, 2021.  Advances under the Restated Credit Facility bear an initial interest rate equal to the greater of either (i) 8.50% plus the Prime Rate minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net avacopan revenue levels. For advances under the Restated Credit Facility, the Company will make interest only payments through September 1, 2022 and will then repay the principal balance and interest on the advances in equal monthly installments through February 1, 2024. Upon satisfaction of certain conditions, the interest-only payment period and the principal balance repayment period may be extended.  In addition, the Company will pay an end of term charge of 7.15% of the aggregate amount of the advances under the Restated Credit Facility.

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

As of March 31, 2021, the Company had outstanding borrowings under the Amended Loan Agreement of $24.5 million, net of discounts of $0.5 million. Future minimum principal payments, which exclude the end of term charge, as of March 31, 2021 are as follows (in thousands):

Amounts
Year ending December 31:
Remaining of fiscal year 2021	$6,389
2022	14,666
2023	3,353
2024	592
Total minimum payments	25,000
Less: amount representing debt discount	(525)
Present value of remaining debt payments	24,475
Less: current portion	(9,609)
Non-current portion	$14,866

7.	Commitments

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

In July 2019, the Company entered into a ten-year operating lease for a 96,463 square foot facility in San Carlos, California to replace its current headquarters located in Mountain View, California. Upon execution of the lease agreement, the Company provided the landlord an approximately $1.1 million security deposit in the form of a letter of credit. The lease commenced in June 2020 and is anticipated to expire in February 2031 with an option to extend the lease for five years. The lease extension option was not considered in the right-of-use asset or the lease liability as the Company did not consider it reasonably certain the option would be exercised. Monthly rent payments began in March 2021. Following a six month period of discounted rent, the Company will pay an initial annual base rent at a rate of approximately $6.5 million, which is subject to scheduled 3% annual increases, plus certain operating expenses.

The Company was provided a tenant improvement allowance of $15.4 million plus an additional allowance of $4.8 million for the same. The additional allowance will be repaid by the Company as additional rent in equal monthly payments at a rate of 7% per annum through the initial term of the lease. As of March 31, 2021, the Company has received a tenant improvement allowance of $15.1 million. The Company has the right to sublease the facility, subject to landlord consent.

The balance sheet classification of the Company’s operating lease assets and liabilities was as follows (in thousands):

	March 31,	December 31,
	2021	2020
Balance Sheet
Assets:
Operating lease right-of-use assets	$26,017	$26,911
Liabilities:
Operating lease liabilities:
Accrued and other current liabilities (1)	$1,446	$845
Non-current lease liabilities	44,112	38,671

(1)	Includes current portion of operating lease liabilities as of March 31, 2020 and December 31, 2020.

The component of lease costs, which was included in operating expenses in the Company’s Condensed Consolidated Statements of Operations, was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$1,742	$351

During the three months ended March 31, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities was $0.7 million, excluding the $5.9 million tenant improvement allowance received, and $0.4 million, respectively. These amounts were included in net cash used in operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Future minimum lease payments under all noncancelable operating leases as of March 31, 2021 are as follows (in thousands):

Operating leases
Year ending December 31:
Remaining of fiscal year 2021	$4,344
2022	7,328
2023	7,528
2024	7,733
2025	7,944
Thereafter	44,647
Total minimum payments	79,524
Less: interest	(29,148)
Less: future tenant improvement reimbursements	(4,818)
Present value of lease liabilities	$45,558

As of March 31, 2021, the weighted-average remaining lease term was 9.84 years and the weighted-average operating discount rate used to determine the operating lease liability was 9.5%.

8.	Related-Party Transactions

Vifor

Vifor held 9,194,085 shares of the Company’s common stock as of March 31, 2021. The Company has collaboration agreements with Vifor: the Avacopan Agreements and the CCX140 Agreements (each as described below). See “Note 2. Summary of Significant Accounting Policies – Concentration of Credit Risk” for additional information on accounts receivable balance due from Vifor.

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

In December 2017, the Company achieved a $50.0 million regulatory milestone when the European Medicines Agency (EMA) validated the Company’s conditional marketing authorization (CMA) application for avacopan for the treatment of ANCA vasculitis. In February 2021, the Company achieved a $10.0 million regulatory milestone when the Japanese NDA (JNDA) for avacopan in the treatment of ANCA vasculitis was filed with the Japanese Pharmaceuticals and Medical Device Agency (PMDA) by Vifor, through its sublicensee Kissei Pharmaceutical, Co., Ltd. (Kissei).  Upon achievement of certain regulatory and commercial milestones with avacopan, the Company will receive additional payments of up to $450.0 million under the Avacopan Agreements.  In addition, the Company will receive royalties, with rates ranging from the low teens to the mid-twenties, on future potential net sales of avacopan by Vifor in the licensed territories.

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

As of March 31, 2021, the transaction price of $163.0 million comprised the following:

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
•

$10.0 million regulatory milestone payment achieved upon the acceptance of the JNDA for avacopan in the treatment of ANCA vasculitis by Vifor, through its Japanese sublicensee Kissei with the PMDA in February 2021; and

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

Avacopan Commercial Supply Agreement

In October 2020, the Company entered into a Manufacturing and Supply Agreement with Vifor (the Avacopan Commercial Supply Agreement).  Under the Avacopan Commercial Supply Agreement, the Company will supply and sell avacopan drug product to Vifor for commercial use outside of the United States.  Vifor will purchase avacopan drug product at a certain percentage mark up to the Company’s cost of goods, in accordance with the Avacopan Agreements. Vifor’s purchase of avacopan drug product is subject to certain binding forecast periods. The Avacopan Commercial Supply Agreement will expire upon the termination of the Avacopan Agreements or under certain circumstances as specified in the Avacopan Commercial Supply Agreement.  In connection with the Avacopan Commercial Supply Agreement, the Company also entered into a letter agreement with Vifor, pursuant to which the $6.2 million previously received from Vifor under the CCX140 Agreement (discussed below) is creditable to Vifor’s purchase of avacopan drug product.  During the three months ended March 31, 2021, the Company recognized $0.8 million of collaboration and license revenue under the Avacopan Commercial Supply Agreement.

For the three months ended March 31, 2021, the Company recognized $9.9 million of collaboration and license revenue under the Avacopan Agreements, as compared to $4.5 million during the same period in 2020.

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

As of March 31, 2021, the transaction price of $66.5 million comprised the following:

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

For the three months ended March 31, 2021, the Company recognized $0.3 million of collaboration and license revenue under the CCX140 Agreements, compared to $1.4 million during the same period in 2020. As of March 31, 2021, deferred revenue under the CCX140 Agreement was $0.5 million, representing the Company’s remaining estimated performance obligation under these agreements.

The following table presents the contract assets and liabilities for all of the Company’s revenue contracts as of the following dates (in thousands):

	March 31,	December 31,
	2021	2020
Contract asset:
Accounts receivable	$10,012	$32
Contract liability:
Deferred revenue	(36,376)	(36,587)

During the three months ended March 31, 2021, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue recognized in the period from:
Amount included in contract liability at the beginning of the period	$10,211	$5,840
Performance obligations satisfied (or partially satisfied) in previous periods	$8,443	$-

9.	Government Grant

In September 2019, the Company was awarded a two-year $1.0 million grant from the orphan drug office of the U.S. Food and Drug Administration to support the clinical development of avacopan in patients with the rare kidney disease complement 3 glomerulopathy. For the three months ended March 31, 2021 and 2020, the Company recognized $0.1 million and $0.2 million of grant revenue, respectively. As of March 31, 2021 and December 31, 2020, $0.1 million and $0.1 million was recorded as accounts receivable, respectively.

10.	Stockholders’ Equity

Stock Options

During the three months ended March 31, 2021, the Company had the following activities under its equity incentive plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	3,170,577	7,114,225	$14.61
Shares authorized	2,000,000	-
Granted (1)	(905,650)	722,650	65.51
Exercised (2)	80,960	(206,605)	10.46
Forfeited and expired	159,448	(159,448)	17.74
Outstanding at March 31, 2021	4,505,335	7,470,822	$19.58	6.46	$248,649,372
Vested and expected to vest, net of estimated forfeiture at March 31, 2021		7,191,795	$18.65	6.36	$244,786,820
Exercisable at March 31, 2021		4,696,391	$9.83	5.22	$194,489,656

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period.
(2)	Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.

Restricted Stock

During the three months ended March 31, 2021, the activity for restricted stock is summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2020	420,030	$34.73
Granted	183,000	65.86
Vested	(164,382)	26.72
Canceled	-	-
Unvested at March, 31, 2021	438,648	$50.72

Stock-based Compensation

Total stock-based compensation expense was $8.1 million during the three months ended March 31, 2021, and $4.6 million during the same period ended March 31, 2020. As of March 31, 2021, $55.2 million, $14.8 million and $74,000 of total unrecognized compensation expenses associated with outstanding employee stock options, unvested restricted stock, and the ESPP, net of estimated forfeitures, respectively, were expected to be recognized over a weighted-average period of 2.50, 1.88 and 0.12 years, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission, or SEC, on March 1, 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “aim,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to advance drug candidates into, and successfully complete, clinical trials;
•	the anticipated impact of the novel coronavirus disease 2019, or COVID-19, pandemic on our business, preclinical studies, clinical trials and ability to commercialize any of our drug candidates;
•	the commercialization of our drug candidates;
•	the implementation of our business model, strategic plans for our business, drug candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•

the timing or likelihood of regulatory filings and approvals, including whether the U.S. Food and Drug Administration, or FDA, will act by the Prescription Drug User Fee Act, or PDUFA, target goal date for a decision of July 7, 2021 for the avacopan New Drug Application, or NDA;

•	the anticipated outcome of our Advisory Committee meeting with the FDA, currently scheduled for May 6, 2021;
•	our ability to maintain and establish collaborations or obtain additional government grant funding;
•	our financial performance; and
•	developments relating to our competitors and our industry.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021.

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

Overview

ChemoCentryx is a biopharmaceutical company focused on the development and commercialization of new medications targeting inflammatory disorders, autoimmune diseases and cancer. Our drug candidates are designed to selectively block a specific chemoattractant receptor, leaving the rest of the immune system intact. Our check point inhibitor drug candidate, CCX559, is an exception, which targets PD-1/PD-L1. Our drug candidates are small molecules, which are orally administered, and, if approved, could address unmet medical needs, including improved efficacy, and offer significant quality of life benefits. Since patients swallow a capsule or pill instead of having to visit a clinic for an infusion or undergo an injection, our drug candidates may improve patient compliance.

We are preparing for the potential commercial launch of avacopan, an orally-administered selective complement 5a receptor inhibitor, for the treatment of patients with anti-neutrophil cytoplasmic autoantibody-associated vasculitis, or ANCA vasculitis. In November 2019, we announced positive topline data from the pivotal Phase III ADVOCATE trial of avacopan for the treatment of patients with ANCA vasculitis. In February 2021, results from our Phase III ADVOCATE trial were published as a peer reviewed journal article in The New England Journal of Medicine, or NEJM.

In September 2020, we announced that the FDA had accepted for review the avacopan New Drug Application, or NDA, for the treatment of ANCA vasculitis in the United States and had set July 7, 2021 as the Prescription Drug User Fee Act, or PDUFA, target goal date for the avacopan NDA. If the NDA is approved, we plan to commercialize avacopan in the United States on our own. We also plan to commercialize avacopan internationally through our kidney health alliance with Vifor Fresenius Medical Care Renal Pharma Ltd. and its affiliates and sublicensees, or collectively, Vifor. In November 2020, Vifor announced that the Marketing Authorisation Application, or MAA, for avacopan in the treatment of ANCA vasculitis was accepted for review (validated) by the European Medicines Agency, or EMA. In February 2021, Vifor and Kissei filed the Japanese NDA, or JNDA, for avacopan in the treatment of ANCA vasculitis with the Japanese Pharmaceuticals and Medical Device Agency, or PMDA. Decisions on the MAA and JNDA filings are expected in the second half of 2021. Our pipeline includes the following programs:

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

Immuno-Oncology:

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

As of March 31, 2021, we had an accumulated deficit of $515.1 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

COVID-19

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in significant judgments and estimates for our critical accounting policies during the three months ended March 31, 2021, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the periods presented, our revenues were derived from collaboration and license revenue related to the Avacopan Agreement, the Avacopan Commercial Supply Agreement and the CCX140 Agreement, in each case, as amended, and the related letter agreements. Total revenue for the three months ended March 31, 2021, as compared to the same period in the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Collaboration and license revenue from related party	$10,223	$5,855
Grant revenue	130	153
Total revenue	$10,353	$6,008
Dollar increase (decrease)	$4,345
Percentage increase (decrease)	72%

We use a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost-based input method of revenue recognition, we measure actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs primarily consist of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligations. The increase in total revenue from 2020 to 2021 for the three month period ended March 31 was primarily attributable to the $10.0 million milestone from Vifor for the February 2021 acceptance of the JNDA by the PMDA, for avacopan in the treatment of ANCA vasculitis. In addition, we recognized $0.8 million of collaboration and license revenue related to sales of avacopan drug product to Vifor for anticipated commercial use outside of the United States.  These increases were partially offset by a decrease in revenue associated with the CCX140 Agreement, reflecting the decision to discontinue development of CCX140 in FSGS in the second quarter of 2020.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We recognize all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three month period ended March 31, 2021, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expenses	$23,418	$19,311
Dollar increase	$4,107
Percentage increase	21%

The increase from 2020 to 2021 for the three month periods ended March 31 was primarily attributable to the manufacture of commercial drug supply in anticipation of the launch of avacopan for the treatment of ANCA vasculitis and higher research and drug discovery expenses, including those associated with the development of CCX559, our orally-available small molecule checkpoint (PD-1/PD-L1) inhibitor.  These increases were partially offset by lower Phase II related expenses due to the completion of patient enrollment of the avacopan AURORA Phase IIb clinical trial in patients with HS and the discontinuation of further clinical development of CCX140 in FSGS in 2020.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended March 31,
	2021	2020
Phase I	$17	$394
Phase II	4,048	7,945
Phase III	10,910	6,611
Research and drug discovery	8,443	4,361
Total research and development expenses	$23,418	$19,311

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

General and administrative expenses

Total general and administrative expenses for the three months ended March 31, 2021, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
General and administrative expenses	$16,262	$8,820
Dollar increase	$7,442
Percentage increase	84%

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

The increase from 2020 to 2021 for the three month periods ended March 31 was primarily due to higher employee-related expenses, including those associated with our commercialization planning efforts, and higher professional fees. We anticipate that our general and administrative expenses will increase substantially in the future primarily due to commercialization-related activities and personnel costs to support the anticipated launch of avacopan for the treatment of ANCA vasculitis in the United States.

Other income (expense), net

Other income (expense), net primarily consists of interest income earned on our marketable securities and interest expense for our long-term debt. Total other income (expense), net for the three month period ended March 31, 2021, as compared to the same period in the prior year was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income	$305	$984
Interest expense	(689)	(548)
Total other income (expense), net	$(384)	$436
Dollar decrease	$(820)
Percentage decrease	(188%)

The decrease in total other income (expense), net from 2020 to 2021 for the three month period was primarily due to less interest income earned from our investment portfolio during the continued low interest rate environment during the current COVID-19 pandemic and increased interest expense due to additional borrowings under the Credit Facility and the Restated Credit Facility (as defined below), partially offset by interest income from higher cash and investment balances.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $425.2 million in cash, cash equivalents, restricted cash and investments.  The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash provided by (used in)
Operating activities	$(21,567)	$(27,446)
Investing activities	$60,668	$32,028
Financing activities	$(2,850)	$15,675

Operating activities. Net cash used in operating activities was $21.6 million for the three months ended March 31, 2021, compared to $27.4 million for the same period in 2020. This decrease was primarily due to changes in working capital items.

Investing activities. Net cash provided by investing activities for periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business. Following our equity follow-on offering in June 2020, we invested the majority of our net proceeds received in short and long term investments.

Financing activities.  Net cash used in financing activities was $2.9 million for the three months ended March 31, 2021, compared to cash provided of $15.7 million for the same period in 2020. Net cash provided by financing activities for the three months ended March 31, 2020 included net proceeds of $4.4 million received under the Restated Credit Facility. Net cash provided by financing activities for both periods presented included proceeds from the exercise of stock options and cash used for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units.

As of March 31, 2021, we had borrowed $20.0 million under the loan and security agreement, or Credit Facility, with Hercules Capital, Inc., or Hercules.  In January 2020, we entered into an amended and restated credit facility with Hercules, or the Restated Credit Facility, which provides for borrowings of up to an additional $100.0 million in three tranches, subject to certain terms and conditions. As of March 31, 2021, we had borrowed $5.0 million under the Restated Credit Facility. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

As of March 31, 2021, we had approximately $425.2 million in cash, cash equivalents, restricted cash and investments.  We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, April 30, 2021. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021.

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

Our market risks at March 31, 2021 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021, other than the following:

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Credit Facility and Restated Credit Facility. At March 31, 2021, borrowings under the Credit Facility totaled $20.0 million with an interest rate of 8.05%. Advances under the Credit Facility bear an interest rate equal to the greater of (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal, or Prime Rate, minus 4.75%, and (ii) 8.05%. We are obligated to make interest-only payments on our borrowings under the Credit Facility through July 1, 2021, at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through December 1, 2022.

In addition, borrowings under the Restated Credit Facility totaled $5.0 million at March 31, 2021 with an interest rate equal to the greater of (i) 8.50% plus the Prime Rate minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net avacopan revenue levels. We are obligated to make interest-only payments on our borrowings under the Restated Credit Facility through September 1, 2022, at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through February 1, 2024. If the total amounts outstanding under the Credit Facility and the Restated Credit Facility remained at this level for an entire year and the interest rates increased by 1%, our annual interest expense would increase by an additional $250,000. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2021, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, including the related stay-at-home and shelter-in-place orders mandated by state and local governments in which we operate, many of our employees have been working remotely since March 2020. As part of our Company’s transition to a temporary remote workforce, we took precautionary actions to re-evaluate our financial reporting process to provide assurance that we could report our financial results accurately and timely. We will continue to monitor and assess new potential impacts of the COVID-19 pandemic, including those related to any stay-at-home and shelter-in-place requirements, on the design and operating effectiveness of our internal controls going forward.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021.

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

EXHIBIT INDEX

Exhibit Number	Description

10.1#	Amended and Restated Non-Employee Director Compensation Policy.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: April 30, 2021	/s/ Thomas J. Schall, Ph.D.

Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2021	/s/ Susan M. Kanaya

Susan M. Kanaya Executive Vice President, Chief Financial and Administrative Officer and Secretary (Principal Financial Officer)

Date: April 30, 2021	/s/ Pui San Kwan

Pui San Kwan Vice President, Finance (Principal Accounting Officer)