Form 10-Q
period 2021-06-30
ChemoCentryx, Inc.
filed 2021-08-09
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35420

ChemoCentryx, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3254365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

835 Industrial Road, Suite 600 San Carlos, California	94070
(Address of Principal Executive Offices)	(Zip Code)

(650) 210-2900

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CCXI	The Nasdaq Stock Market LLC

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 30, 2021 was 69,903,505.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,205	$32,297
Short-term investments	235,399	404,273
Accounts receivable, other	118	137
Accounts receivable from related party	53	32
Prepaid expenses and other current assets	4,358	4,831
Total current assets	317,133	441,570
Property and equipment, net	33,781	25,160
Long-term investments	90,028	23,800
Operating lease right-of-use assets	25,291	26,911
Other assets	1,439	1,458
Total assets	$467,672	$518,899
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,094	$12,875
Accrued and other current liabilities	20,686	19,794
Long-term debt, current	12,984	6,302
Deferred revenue from related party	10,615	12,587
Total current liabilities	55,379	51,558
Long-term debt, net	11,566	18,099
Non-current deferred revenue from related party	24,108	24,000
Non-current lease liabilities	45,179	38,671
Other non-current liabilities	1,170	958
Total liabilities	137,402	133,286
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 69,885,975 and 69,452,466 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	70	69
Additional paid-in capital	884,559	870,788
Note receivable	(16)	(16)
Accumulated other comprehensive income (loss)	(81)	114
Accumulated deficit	(554,262)	(485,342)
Total stockholders’ equity	330,270	385,613
Total liabilities and stockholders’ equity	$467,672	$518,899

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Collaboration and license revenue from related party	$1,699	$49,283	$11,922	$55,138
Grant revenue	114	157	244	310
Total revenue	1,813	49,440	12,166	55,448

Operating expenses:
Research and development	20,853	18,762	44,271	38,073
General and administrative	19,698	10,292	35,960	19,112
Total operating expenses	40,551	29,054	80,231	57,185
Income (loss) from operations	(38,738)	20,386	(68,065)	(1,737)
Other income (expense):
Interest income	224	576	529	1,560
Interest expense	(695)	(695)	(1,384)	(1,243)
Total other income (expense), net	(471)	(119)	(855)	317
Net income (loss)	$(39,209)	$20,267	$(68,920)	$(1,420)
Net income (loss) per common share
Basic	$(0.56)	$0.32	$(0.99)	$(0.02)
Diluted	$(0.56)	$0.29	$(0.99)	$(0.02)
Shares used to compute net income (loss) per common share
Basic	69,788	63,282	69,698	62,289
Diluted	69,788	69,416	69,698	62,289

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(39,209)	$20,267	$(68,920)	$(1,420)
Unrealized gain (loss) on available-for-sale securities	(67)	271	(195)	170
Comprehensive income (loss)	$(39,276)	$20,538	$(69,115)	$(1,250)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance as of March 31, 2021	69,742,493	$70	$876,017	$(16)	$(14)	$(515,053)	$361,004
Net loss	—	—	—	—	—	(39,209)	(39,209)
Unrealized loss on investments	—	—	—	—	(67)	—	(67)
Issuance of common stock under equity incentive plans	148,865	—	1,099	—	—	—	1,099
Repurchased shares upon vesting of restricted stock units for tax withholdings	(5,383)	—	(260)	—	—	—	(260)
Employee stock-based compensation	—	—	7,454	—	—	—	7,454
Compensation expense related to options granted to consultants	—	—	249	—	—	—	249
Balance as of June 30, 2021	69,885,975	$70	$884,559	$(16)	$(81)	$(554,262)	$330,270

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	69,452,466	$69	$870,788	$(16)	$114	$(485,342)	$385,613
Net loss	—	—	—	—	—	(68,920)	(68,920)
Unrealized loss on investments	—	—	—	—	(195)	—	(195)
Issuance of common stock under equity incentive plans	519,852	1	3,261	—	—	—	3,262
Repurchased shares upon vesting of restricted stock units for tax withholdings	(86,343)	—	(5,273)	—	—	—	(5,273)
Employee stock-based compensation	—	—	15,294	—	—	—	15,294
Compensation expense related to options granted to consultants	—	—	489	—	—	—	489
Balance as of June 30, 2021	69,885,975	$70	$884,559	$(16)	$(81)	$(554,262)	$330,270

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance as of March 31, 2020	61,792,661	$62	$511,571	$(16)	$217	$(451,673)	$60,161
Net income	—	—	—	—	—	20,267	20,267
Unrealized gain on investments	—	—	—	—	271	—	271
Issuance of common stock upon follow-on offering, net of issuance costs	5,980,000	6	325,648	—	—	—	325,654
Issuance of common stock under equity incentive plans	1,035,206	1	9,693	—	—	—	9,694
Repurchased shares upon vesting of restricted stock units for tax withholdings	(4,467)	—	(229)	—	—	—	(229)
Employee stock-based compensation	—	—	5,076	—	—	—	5,076
Compensation expense related to options granted to consultants	—	—	247	—	—	—	247
Balance as of June 30, 2020	68,803,400	$69	$852,006	$(16)	$488	$(431,406)	$421,141

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance as of December 31, 2019	60,234,784	$60	$495,624	$(16)	$318	$(429,986)	$66,000
Net loss	—	—	—	—	—	(1,420)	(1,420)
Unrealized gain on investments	—	—	—	—	170	—	170
Issuance of common stock upon follow-on offering, net of issuance costs	5,980,000	6	325,648	—	—	—	325,654
Issuance of common stock under equity incentive plans	2,681,075	3	24,490	—	—	—	24,493
Repurchased shares upon vesting of restricted stock units for tax withholdings	(92,459)	—	(3,709)	—	—	—	(3,709)
Employee stock-based compensation	—	—	9,450	—	—	—	9,450
Compensation expense related to options granted to consultants	—	—	503	—	—	—	503
Balance as of June 30, 2020	68,803,400	$69	$852,006	$(16)	$488	$(431,406)	$421,141

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(68,920)	$(1,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,783	9,953
Depreciation of property and equipment	1,120	275
Non-cash lease expense	1,165	695
Non-cash interest expense, net	1,771	424
Changes in assets and liabilities:
Accounts receivable, other	19	20
Accounts receivable due from related party	(21)	(72)
Prepaids and other current assets	994	(388)
Other assets	19	254
Accounts payable	2,636	370
Operating lease liabilities	8,094	(323)
Other liabilities	(214)	(486)
Deferred revenue from related party	(1,864)	(55,066)
Net cash used in operating activities	(39,418)	(45,764)
Investing activities
Purchases of property and equipment, net	(14,177)	(2,130)
Purchases of investments	(198,944)	(100,708)
Maturities of investments	299,555	91,830
Net cash provided by (used in) investing activities	86,434	(11,008)
Financing activities
Proceeds from issuance of common stock	—	325,654
Proceeds from exercise of stock options and employee stock purchase plan	3,165	24,495
Employees' tax withheld and paid for with restricted stock units	(5,273)	(3,709)
Borrowings under credit facility agreement, net of issuance costs	—	4,358
Net cash provided by (used in) financing activities	(2,108)	350,798
Net increase in cash, cash equivalents and restricted cash	44,908	294,026
Cash, cash equivalents and restricted cash at beginning of period	33,377	40,259
Cash, cash equivalents and restricted cash at end of period	$78,285	$334,285
Supplemental disclosures of cash flow information
Cash paid for interest	$1,029	$913
Right-of-use assets obtained in exchange for lease obligations	$455	$27,078
Purchases of property and equipment, net recorded in accounts payable and accrued liabilities	$4,436	$1,560

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(39,209)	$20,267	$(68,920)	$(1,420)
Denominator:
Weighted average shares outstanding - basic	69,788	63,282	69,698	62,289
Dilutive stock options, RSUs and RSAs	—	6,134	—	—
Weighted average shares outstanding - diluted	69,788	69,416	69,698	62,289
Net income (loss) per common share
Basic	$(0.56)	$0.32	$(0.99)	$(0.02)
Diluted	$(0.56)	$0.29	$(0.99)	$(0.02)

For the three and six months ended June 30, 2021 and 2020, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock, including purchases from contributions to ESPP	7,404	860	7,404	7,730
Restricted stock units	432	14	432	400
Restricted stock awards	15	14	15	14
Warrants to purchase common stock	150	—	150	150
	8,001	888	8,001	8,294

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). For the periods presented, other comprehensive income (loss) consists of unrealized gains (losses) on the Company’s available-for-sale securities. For the three and six months ended June 30, 2021 and 2020, there were no significant sales of investments and therefore there were no reclassifications of comprehensive income.

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
3.	Cash Equivalents, Restricted Cash and Investments

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$77,205	$32,297
Restricted cash included in Other assets	1,080	1,080
Total cash, cash equivalents and restricted cash	$78,285	$33,377

Restricted cash as of June 30, 2021 and December 31, 2020 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the lease of the Company’s facility in San Carlos, California. See “Note 7. Commitments” for additional information on this lease.

Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$72,699	$—	$—	$72,699
U.S. treasury securities	62,601	6	(1)	62,606
Non-U.S. government securities	11,847	—	(10)	11,837
Commercial paper	86,910	—	—	86,910
Asset-backed securities	39,266	3	(19)	39,250
Corporate debt securities	124,884	20	(80)	124,824
Total available-for-sale securities	$398,207	$29	$(110)	$398,126

Classified as:
Cash equivalents				$72,699
Short-term investments				235,399
Long-term investments				90,028
Total available-for-sale securities				$398,126

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$30,139	$—	$—	$30,139
U.S. treasury securities	176,625	60	—	176,685
Government-sponsored agencies	12,500	—	—	12,500
Commercial paper	140,364	—	—	140,364
Asset-backed securities	25,706	23	—	25,729
Corporate debt securities	72,764	38	(7)	72,795
Total available-for-sale securities	$458,098	$121	$(7)	$458,212

Classified as:
Cash equivalents				$30,139
Short-term investments				404,273
Long-term investments				23,800
Total available-for-sale securities				$458,212

Cash equivalents in the tables above exclude cash of $4.5 million and $2.2 million as of June 30, 2021 and December 31, 2020, respectively.  All available-for-sale securities held as of June 30, 2021 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The Company applies the specific identification method to determine the cost basis of the securities sold. No available-for-sale securities held as of June 30, 2021 have been in a continuous unrealized loss position for more than 12 months. As of June 30, 2021, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors. To date, the Company has not recorded any impairment charges on marketable securities.

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

Recurring Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
Description	Level 1	Level 2	Level 3	Total
Money market fund	$72,699	$—	$—	$72,699
U.S. treasury securities	—	62,606	—	62,606
Non-U.S. government securities	—	11,837	—	11,837
Commercial paper	—	86,910	—	86,910
Asset-backed securities	—	39,250	—	39,250
Corporate debt securities	—	124,824	—	124,824
Total available-for-sale securities	$72,699	$325,427	$—	$398,126

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Money market fund	$30,139	$—	$—	$30,139
U.S. treasury securities	—	176,685	—	176,685
Government-sponsored agencies	—	12,500	—	12,500
Commercial paper	—	140,364	—	140,364
Asset-backed securities	—	25,729	—	25,729
Corporate debt securities	—	72,795	—	72,795
Total available-for-sale securities	$30,139	$428,073	$—	$458,212

During the three and six months ended June 30, 2021, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

Other Fair Value Measurements

The carrying amount and estimated fair value of financial instruments not recorded at fair value at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30,		December 31,
	2021		2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$24,550	$25,706	$24,401	$25,332

(1)	Carrying amounts of long-term debt were net of unamortized debt discounts of $450 and $599 as of June 30, 2021 and December 31, 2020, respectively.

The fair value of the Company's long-term debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.
5.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Research and development related	$9,815	$11,062
Compensation related	6,196	5,498
Consulting and professional services	1,690	1,690
Current portion of operating lease liability	1,976	845
Other	1,009	699
	$20,686	$19,794

6.	Long-term Debt

In December 2017, the Company entered into a Loan and Security Agreement, with Hercules Capital, Inc. (Hercules), pursuant to which term loans in an aggregate principal amount of up to $50.0 million (as amended, the Credit Facility) were available to the Company.  As of June 30, 2021, the Company had borrowed $20.0 million under the Credit Facility, with an interest rate of 8.05% per annum and the remaining available amount had expired.  Advances under the Credit Facility bear an interest rate equal to the greater of either (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal (the Prime Rate) minus 4.75%, and (ii) 8.05%. The Company made interest-only payments through June 2021 and the first principal and interest payment on July 1, 2021. The Credit Facility was subsequently amended in July 2021 to extend the interest-only payment period through December 2021, and at which point the Company will then be obligated to repay the principal balance and interest on the advances in equal monthly installments through December 1, 2022. The Company is obligated to pay an end of term charge of $1.3 million in December 2022.

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

Under the Restated Credit Facility, the Company borrowed $5.0 million from the first tranche with an interest rate of 8.50% per annum as of June 30, 2021.  Advances under the Restated Credit Facility bear an initial interest rate equal to the greater of either (i) 8.50% plus the Prime Rate minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net avacopan revenue levels. For advances under the Restated Credit Facility, the Company will make interest only payments through September 1, 2022 and will then be obligated to repay the principal balance and interest on the advances in equal monthly installments through February 1, 2024. Upon satisfaction of certain conditions, the interest-only payment period and the principal balance repayment period may be extended.  In addition, the Company is obligated to pay an end of term charge of 7.15% of the aggregate amount of the advances under the Restated Credit Facility.

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

As of June 30, 2021, the Company had outstanding borrowings under the Amended Loan Agreement of $24.6 million, net of discounts of $0.5 million. Future minimum principal payments, which exclude the end of term charge, as of June 30, 2021 are as follows (in thousands):

Amounts
Year ending December 31:
Remaining of fiscal year 2021	$6,389
2022	14,666
2023	3,353
2024	592
Total minimum payments	25,000
Less: amount representing debt discount	(450)
Present value of remaining debt payments	24,550
Less: current portion	(12,984)
Non-current portion	$11,566

7.	Commitments

Operating Leases

In May 2004, the Company entered into a noncancelable operating lease for its previous office and primary research facility located in Mountain View, California. In May 2019, the Company entered into a third amendment to the lease agreement for the same facility to extend the term of the lease through April 2021. In July 2020, the Company entered into a letter agreement to further extend the lease term through June 2021.

In July 2019, the Company entered into a ten-year operating lease for a 96,463 square foot facility in San Carlos, California to replace its previous headquarters located in Mountain View, California. Upon execution of the lease agreement, the Company provided the landlord an approximately $1.1 million security deposit in the form of a letter of credit. The lease commenced in June 2020 and is anticipated to expire in February 2031 with an option to extend the lease for five years. The lease extension option was not considered in the right-of-use asset or the lease liability as the Company did not consider it reasonably certain the option would be exercised. Monthly rent payments began in March 2021. Following a six month period of discounted rent, the Company is obligated to pay an initial annual base rent at a rate of approximately $6.5 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. The Company moved its headquarters to this new facility in April 2021.

The Company was provided a tenant improvement allowance of $15.4 million plus an additional allowance of $4.8 million for the same. The additional allowance will be repaid by the Company as additional rent in equal monthly payments at a rate of 7% per annum through the initial term of the lease. As of June 30, 2021, the Company has received a tenant improvement allowance of $17.0 million. The Company has the right to sublease the facility, subject to landlord consent.

The balance sheet classification of the Company’s operating lease assets and liabilities was as follows (in thousands):

	June 30,	December 31,
	2021	2020
Balance Sheet
Assets:
Operating lease right-of-use assets	$25,291	$26,911
Liabilities:
Operating lease liabilities:
Accrued and other current liabilities (1)	$1,976	$845
Non-current lease liabilities	45,179	38,671

(1)	Includes current portion of operating lease liabilities as of June 30, 2021 and December 31, 2020.

The component of lease costs, which was included in operating expenses in the Company’s Condensed Consolidated Statements of Operations, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$1,740	$811	$3,482	$1,162

During the six months ended June 30, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities was $2.0 million, excluding the $7.7 million tenant improvement allowance received, and $0.8 million, respectively. These amounts were included in net cash used in operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Future minimum lease payments under all noncancelable operating leases as of June 30, 2021 are as follows (in thousands):

Operating leases
Year ending December 31:
Remaining of fiscal year 2021	$2,987
2022	7,333
2023	7,532
2024	7,738
2025	7,949
Thereafter	44,671
Total minimum payments	78,210
Less: interest	(27,973)
Less: future tenant improvement reimbursements	(3,082)
Present value of lease liabilities	$47,155

As of June 30, 2021, the weighted-average remaining lease term was 9.67 years and the weighted-average operating discount rate used to determine the operating lease liability was 9.5%.

8.	Related-Party Transactions

Vifor

Vifor held 9,194,085 shares of the Company’s common stock as of June 30, 2021. The Company has collaboration agreements with Vifor: the Avacopan Agreements and the CCX140 Agreements (each as described below). See “Note 2. Summary of Significant Accounting Policies – Concentration of Credit Risk” for additional information on accounts receivable balance due from Vifor.

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

As of June 30, 2021, the transaction price of $163.0 million comprised the following:

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

For the three and six months ended June 30, 2021, the Company recognized $1.2 million and $11.1 million, respectively, of collaboration and license revenue under the Avacopan Agreements, as compared to $2.6 million and $7.0 million, respectively, during the same periods in 2020.

Avacopan Commercial Supply Agreement

In October 2020, the Company entered into a Manufacturing and Supply Agreement with Vifor (the Avacopan Commercial Supply Agreement).  Under the Avacopan Commercial Supply Agreement, the Company will supply and sell avacopan drug product to Vifor for commercial use outside of the United States.  Vifor will purchase avacopan drug product at a certain percentage mark up to the Company’s cost of goods, in accordance with the Avacopan Agreements. Vifor’s purchase of avacopan drug product is subject to certain binding forecast periods. The Avacopan Commercial Supply Agreement will expire upon the termination of the Avacopan Agreements or under certain circumstances as specified in the Avacopan Commercial Supply Agreement.  In connection with the Avacopan Commercial Supply Agreement, the Company also entered into a letter agreement with Vifor, pursuant to which the $6.2 million previously received from Vifor under the CCX140 Agreement (discussed below) is creditable to Vifor’s purchase of avacopan drug product.  During the three and six months ended June 30, 2021, the Company recognized zero and $0.8 million of collaboration and license revenue under the Avacopan Commercial Supply Agreement, respectively.

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

As of June 30, 2021, the transaction price of $66.5 million comprised the following:

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

For the three and six months ended June 30, 2021, the Company recognized $0.5 million and $0.8 million of collaboration and license revenue under the CCX140 Agreements, respectively, compared to $46.7 million and $48.1 million during the same periods in 2020, respectively. As of June 30, 2021, deferred revenue under the CCX140 Agreement was $7,000, representing the Company’s remaining estimated performance obligation under these agreements.

The following table presents the contract assets and liabilities for all of the Company’s revenue contracts as of the following dates (in thousands):

	June 30,	December 31,
	2021	2020
Contract asset:
Accounts receivable	$53	$32
Contract liability:
Deferred revenue	(34,723)	(36,587)

During the three and six months ended June 30, 2021, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Revenue recognized in the period from:
Amount included in contract liability at the beginning of the period	$1,653	$11,864
Performance obligations satisfied (or partially satisfied) in previous periods	$581	$9,024

9.	Government Grant

In September 2019, the Company was awarded a two-year $1.0 million grant from the orphan drug office of the U.S. Food and Drug Administration to support the clinical development of avacopan in patients with the rare kidney disease complement 3 glomerulopathy. For the three and six months ended June 30, 2021, the Company recognized $0.1 million and $0.2 million of grant revenue, respectively. As of both June 30, 2021 and December 31, 2020, $0.1 million and $0.1 million was recorded as accounts receivable.

10.	Stockholders’ Equity

Stock Options

During the six months ended June 30, 2021, the Company had the following activities under its equity incentive plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	3,170,577	7,114,225	$14.61
Shares authorized	2,950,000	—
Granted (1)	(1,175,768)	923,234	54.57
Exercised (2)	86,343	(272,669)	10.55
Forfeited and expired	377,187	(377,187)	25.91
Outstanding at June 30, 2021	5,408,339	7,387,603	$19.17	6.24	$248,284,784
Vested and expected to vest, net of estimated forfeiture at June 30, 2021		7,148,054	$18.41	6.15	$244,644,226
Exercisable at June 30, 2021		4,939,401	$10.79	5.07	$200,242,329

(1)	The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period.
(2)	Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.

Restricted Stock

During the six months ended June 30, 2021, the activity for restricted stock is summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2020	420,030	$34.73
Granted	229,356	54.58
Vested	(202,342)	30.60
Canceled	—	—
Unvested at June 30, 2021	447,044	$46.79

Stock-based Compensation

Total stock-based compensation expense was $7.7 million and $15.8 million during the three and six months ended June 30, 2021, respectively, and $5.4 million and $10.0 million during the same periods ended June 30, 2020, respectively. As of June 30, 2021, $48.6 million, $13.3 million and $284,000 of total unrecognized compensation expenses associated with outstanding employee stock options, unvested restricted stock, and the ESPP, net of estimated forfeitures, respectively, were expected to be recognized over a weighted-average period of 2.46, 1.69 and 0.38 years, respectively.

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
•

the timing or likelihood of regulatory filings and approvals, including whether the U.S. Food and Drug Administration, or FDA, will act by the Prescription Drug User Fee Act, or PDUFA, target goal date for a decision of October 7, 2021, which has been extended by the FDA from July 7, 2021, for the avacopan New Drug Application, or NDA;

•	our ability to maintain and establish collaborations or obtain additional government grant funding;
•	the impact or outcome of putative shareholder class action litigation;
•	our financial performance; and
•	developments relating to our competitors and our industry.

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

In September 2020, we announced that the FDA had accepted for review the avacopan New Drug Application, or NDA, for the treatment of ANCA vasculitis in the United States and had set July 7, 2021 as the Prescription Drug User Fee Act, or PDUFA, target goal date for the avacopan NDA. In July 2021, we announced the filing of an amendment to the NDA and extension of the PDUFA target goal date to October 7, 2021. If the NDA is approved, we plan to commercialize avacopan in the United States on our own. We also plan to commercialize avacopan internationally through our kidney health alliance with Vifor Fresenius Medical Care Renal Pharma Ltd. and its affiliates and sublicensees, or collectively, Vifor. In November 2020, Vifor announced that the Marketing Authorisation Application, or MAA, for avacopan in the treatment of ANCA vasculitis was accepted for review (validated) by the European Medicines Agency, or EMA. In February 2021, Vifor and Kissei filed the Japanese NDA, or JNDA, for avacopan in the treatment of ANCA vasculitis with the Japanese Pharmaceuticals and Medical Device Agency, or PMDA. Decisions on the MAA and JNDA filings are expected in the second half of 2021. Our pipeline includes the following programs:

Avacopan:

•

We are also developing avacopan for the treatment of severe (Hurley Stage III) hidradenitis suppurativa, or HS. In October 2020, we announced topline data with positive results in a subgroup analysis of severe HS patients (Hurley Stage III) from the Phase II AURORA trial of avacopan. We plan to advance avacopan into a Phase III clinical trial for the treatment of severe HS in the second half of 2021.

•

In December 2020, we announced topline data from the Phase II ACCOLADE trial of avacopan for the treatment of patients with complement 3 glomerulopathy, or C3G. We plan to discuss the evidence of clinical benefit of avacopan in C3G with the FDA in 2021.

•

Based on the renal improvement results observed with avacopan treatment in both the ADVOCATE trial in ANCA vasculitis and the ACCOLADE trial in C3G, as measured by an increase in estimated glomerular filtration rate, we plan to develop avacopan in additional complement-mediated renal indications such as lupus nephritis, or LN. We plan to initiate a registrational clinical trial of avacopan for the treatment of LN in the first half of 2022.

Immuno-Oncology:

•

CCX559 is our orally-administered inhibitor for programmed death protein 1/programmed death-ligand 1, or PD-1/PD-L1, which we are developing for the treatment of various cancers. We initiated a Phase I clinical trial of CCX559 in the second quarter of 2021.

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

As of June 30, 2021, we had an accumulated deficit of $554.3 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

COVID-19

In December 2019, a disease caused by a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus has spread globally, including countries in which we have active clinical trial sites or contract manufacturing sites. The length of the pandemic and its related restrictions and their consequences for us remain subject to a number of risks and uncertainties, including disease resurgence and variants. We experienced a delay in topline clinical data from our ongoing AURORA trial to the fourth quarter of 2020 due to COVID-19 impacting certain sites where the trial was being conducted. We do not currently anticipate any material delays in our preparation for commercial readiness to launch avacopan for the treatment of ANCA vasculitis, if approved, nor are we currently anticipating any material disruption in our clinical drug supply as a result of the pandemic.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in significant judgments and estimates for our critical accounting policies during the six months ended June 30, 2021, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021.

Results of Operations

Revenue

We have not generated any revenue from product sales. For the periods presented, our revenues were derived from collaboration and license revenue related to the Avacopan Agreement, the Avacopan Commercial Supply Agreement and the CCX140 Agreement, in each case, as amended, and the related letter agreements. Total revenue for the three and six months ended June 30, 2021, as compared to the same periods in the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration and license revenue from related party	$1,699	$49,283	$11,922	$55,138
Grant revenue	114	157	244	310
Total revenue	$1,813	$49,440	$12,166	$55,448
Dollar decrease	$(47,627)		$(43,282)
Percentage decrease	(96%)		(78%)

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

The decreases in total revenue from 2020 to 2021 for both the three and six month periods ended June 30 were primarily attributable to the acceleration of revenue recognized under the CCX140 Agreement, reflecting the decision to discontinue development of CCX140 in FSGS in the second quarter of 2020. These decreases are partially offset by the $10.0 million milestone from Vifor for the February 2021 acceptance of the JNDA by the PMDA, for avacopan in the treatment of ANCA vasculitis. In addition, in both the three and six months ended June 30, 2021, we recognized $0.8 million of collaboration and license revenue related to sales of avacopan drug product to Vifor for anticipated commercial use outside of the United States.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We recognize all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three and six months ended June 30, 2021, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses	$20,853	$18,762	$44,271	$38,073
Dollar increase	2,091		6,198
Percentage increase	11%		16%

The increases from 2020 to 2021 for the three and six month periods ended June 30 were primarily attributable to the manufacture of commercial drug supply in anticipation of the launch of avacopan for the treatment of ANCA vasculitis and higher research and drug discovery expenses, including those associated with the development of CCX559, our orally-available small molecule checkpoint (PD-1/PD-L1) inhibitor.  These increases were partially offset by lower Phase II related expenses due to the completion of the avacopan AURORA Phase IIb clinical trial in patients with HS and the discontinuation of further clinical development of CCX140 in FSGS in 2020.

The following table summarizes our research and development expenses by project (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Phase I	$6,045	$36	$6,062	$430
Phase II	3,475	6,880	7,523	14,825
Phase III	8,477	6,615	19,387	13,226
Research and drug discovery	2,856	5,231	11,299	9,592
Total research and development expenses	$20,853	$18,762	$44,271	$38,073

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

General and administrative expenses

Total general and administrative expenses for the three and six months ended June 30, 2021, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative expenses	$19,698	$10,292	$35,960	$19,112
Dollar increase	9,406		$16,848
Percentage increase	91%		88%

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

The increases from 2020 to 2021 for the three and six month periods ended June 30 were primarily due to higher employee-related expenses, including those associated with our commercialization planning efforts, and higher professional fees. We anticipate that our general and administrative expenses will increase substantially in the future primarily due to commercialization-related activities and personnel costs to support the anticipated launch of avacopan for the treatment of ANCA vasculitis in the United States.

Other income (expense), net

Other income (expense), net primarily consists of interest income earned on our marketable securities and interest expense for our long-term debt. Total other income (expense), net for the three and six month periods ended June 30, 2021, as compared to the same periods in the prior year were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$224	$576	$529	$1,560
Interest expense	(695)	(695)	(1,384)	(1,243)
Total other income (expense), net	$(471)	$(119)	$(855)	$317
Dollar decrease	$(352)		$(1,172)
Percentage decrease	296%		(370%)

The increases in total other expense, net from 2020 to 2021 for the three and six month periods ended June 30 were primarily due to less interest income earned from our investment portfolio during the continued low interest rate environment during the current COVID-19 pandemic and increased interest expense due to additional borrowings under the Credit Facility and the Restated Credit Facility (as defined below).

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $403.7 million in cash, cash equivalents, restricted cash and investments.  The following table shows a summary of our cash flows for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash provided by (used in)
Operating activities	$(39,418)	$(45,764)
Investing activities	$86,434	$(11,008)
Financing activities	$(2,108)	$350,798

Operating activities. Net cash used in operating activities was $48.2 million for the six months ended June 30, 2021, compared to $45.8 million for the same period in 2020. This increase was primarily due to changes in working capital items.

Investing activities. Net cash provided by (used in) investing activities for periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business. Following our equity follow-on offering in June 2020, we invested the majority of our net proceeds received in short and long term investments.

Financing activities.  Net cash used in financing activities was $2.1 million for the six months ended June 30, 2021, compared to cash provided of $350.8 million for the same period in 2020. Net cash used in financing activities for both periods presented included proceeds from the exercise of stock options and cash used for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units. Net cash provided by financing activities for the six months ended June 30, 2020 included net proceeds of $325.7 million from the issuance of common stock from our June 2020 equity follow-on offering and $4.4 million received under the Restated Credit Facility.

As of June 30, 2021, we had borrowed $20.0 million under the loan and security agreement, or Credit Facility, with Hercules Capital, Inc., or Hercules. In January 2020, we entered into an amended and restated credit facility, or the Restated Credit Facility, with Hercules, which provides for borrowings of up to an additional $100.0 million in three tranches, subject to certain terms and conditions. As of June 30, 2021, we had borrowed $5.0 million under the Restated Credit Facility. The Credit Facility was subsequently amended in July 2021 to extend the interest-only payment period through December 2021, and at which point we will then repay the principal balance and interest on the advances in equal monthly installments through December 1, 2022. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

As of June 30, 2021, we had approximately $403.7 million in cash, cash equivalents, restricted cash and investments.  We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, August 9, 2021. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Our market risks at June 30, 2021 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021, other than the following:

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Credit Facility and Restated Credit Facility. At June 30, 2021, borrowings under the Credit Facility totaled $20.0 million with an interest rate of 8.05%. Advances under the Credit Facility bear an interest rate equal to the greater of (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal, or Prime Rate, minus 4.75%, and (ii) 8.05%. We made interest-only payments on our borrowings under the Credit Facility through June 2021 and the first principal and interest payment on July 1, 2021. The Credit Facility was subsequently amended in July 2021 to extend the interest-only payment period through December 2021, at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments through December 1, 2022.

In addition, borrowings under the Restated Credit Facility totaled $5.0 million at June 30, 2021 with an interest rate equal to the greater of (i) 8.50% plus the Prime Rate minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net avacopan revenue levels. We are obligated to make interest-only payments on our borrowings under the Restated Credit Facility through September 1, 2022, at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through February 1, 2024. If the total amounts outstanding under the Credit Facility and the Restated Credit Facility remained at this level for an entire year and the interest rates increased by 1%, our annual interest expense would increase by an additional $250,000. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2021, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, including the related stay-at-home and shelter-in-place orders mandated by state and local governments in which we operate, many of our employees have been working remotely since March 2020. As part of our Company’s transition to a temporary remote workforce, we took precautionary actions to re-evaluate our financial reporting process to provide assurance that we could report our financial results accurately and timely. We will continue to monitor and assess new potential impacts of the COVID-19 pandemic, including those related to any stay-at-home and shelter-in-place requirements, on the design and operating effectiveness of our internal controls going forward.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its Chief Executive Officer are named as defendants in two putative shareholder class actions filed on May 5, 2021, and June 8, 2021, in the U.S. District Court for the Northern District of California. The cases have been related and are expected to be consolidated into the lead case, Homyk v. ChemoCentryx, Inc., No. 4:21-cv-03343-JST (N.D. Cal.). The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act in connection with statements regarding our New Drug Application, or NDA, for avacopan, and seeks an award of damages, interest and attorneys’ fees. A lead plaintiff has not yet been selected. We intend to file a motion to dismiss the complaint, and to vigorously defend against these claims. Given the early stages of these cases, we are unable to estimate a reasonably possible range of loss, if any, that may result from the litigation.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021, except the following:

If we are unable to obtain regulatory approval to market avacopan or other drug products in the United States and foreign jurisdictions, we will not be permitted to commercialize such drug products.

We are seeking regulatory approval for avacopan in ANCA vasculitis pursuant to an NDA that we filed with the U.S. Food and Drug Administration, or FDA, in July 2020 and for which we filed an amendment to the NDA with the FDA in July 2021. Before receiving regulatory approval to market a drug product, we must demonstrate with substantial clinical evidence to the satisfaction of the FDA or other regulatory authority that the drug product is safe and effective in the patient population and the indication that will be treated. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals. For example, in July 2021, the FDA indicated that such amendment constituted a major amendment to the NDA, which would result in the extension of the Prescription Drug User Fee Act, or PDUFA, goal date to October 7, 2021. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, adverse publicity, as well as other regulatory action against our potential drug products or us.

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

Stockholders may also be unable to sell their shares of common stock at prices that are attractive to them due to fluctuations in the market price of our common stock. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile. Since the commencement of trading in connection with our initial public offering in February 2012, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the six-month period ended June 30, 2021, the price per share for our common stock on the Nasdaq Global Select Market ranged from a low sale price of $9.53 to a high sale price of $70.29. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including, but not limited to, those described elsewhere in this “Risk Factors” section and the following:

•	results from, and any delays in, clinical trial programs relating to our drug candidates, including the ongoing and planned clinical trials for avacopan, CCX559, CCX507 and other drug candidates;
•	announcements of regulatory approvals or disapprovals of our drug candidates, including avacopan, or delays in any regulatory agency review or approval processes;
•	failure or discontinuation of any of our research programs;
•	announcements relating to future collaborations;
•	general economic conditions in the United States and abroad;
•	acquisitions and sales of new products, technologies or business;
•	delays in the commercialization of any of our drug candidates;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
•	the issuance of new or changed securities analysts’ reports or recommendations regarding us, our competitors or our industry in general;
•	actual and anticipated fluctuations in our quarterly operating results;
•	disputes concerning our intellectual property or other proprietary rights;
•	introduction of technological innovations or new products by us or our competitors;
•	manufacturing issues related to our drug candidates for clinical trials or future products for commercialization;
•	market acceptance of our future products;
•	deviations in our operating results from the estimates of analysts, or other analyst comments;
•	third-party payor coverage and reimbursement policies;
•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;
•	FDA, EMA or other U.S. or foreign regulatory actions affecting us or our industry;
•	product liability claims or other litigation or public concern about the safety of our drug candidates or future drugs;
•	our ability to obtain necessary intellectual property licenses;
•	the outcome of any current or future legal actions to which we are party;
•	sales of our common stock by our officers, directors or significant stockholders;
•	additions or departures of key personnel; and
•	other external factors, including natural disasters and other crises.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that have been often unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. As of the date of this filing, two putative securities class action lawsuits have been filed against us (Homyk v. ChemoCentryx, Inc., 4:21-cv-03343-JST (N.D. Cal.) & Southeastern Pennsylvania Transportation Authority v. ChemoCentryx, Inc., 4:21-cv-04357-HSG (N.D. Cal.), and others may be filed in the future.  Given the early stage of these cases, we are unable to estimate a range of potential loss.  Furthermore, we may incur substantial costs defending the lawsuit and the attention of our management may be diverted from the operation of our business.

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

CHEMOCENTRYX, INC.

Date: August 9, 2021	/s/ Thomas J. Schall, Ph.D.

Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021	/s/ Susan M. Kanaya

Susan M. Kanaya Executive Vice President, Chief Financial and Administrative Officer and Secretary (Principal Financial and Accounting Officer)