Form 10-K
period 2021-12-31
ChemoCentryx, Inc.
filed 2022-03-01
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $387.1 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $13.39 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 22, 2022 was 70,840,622.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2021.

CHEMOCENTRYX, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2021

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
•
the anticipated impact of the novel coronavirus disease 2019, or COVID-19, pandemic on our business, preclinical studies and clinical trials and ability to commercialize TAVNEOS® or any of our drug candidates, if approved;
•
the commercialization of TAVNEOS® and our drug candidates, if approved;
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
•
the impact or outcome of putative shareholder class action or putative shareholder derivative litigation;
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

ChemoCentryx®, the ChemoCentryx logo and TAVNEOS® are our trademarks in the United States, the European Community, Australia and Japan. EnabaLink® and RAM® are our trademarks in the United States. Each of the other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K belongs to its respective holder.

Unless the context requires otherwise, in this Annual Report on Form 10-K the terms “ChemoCentryx,” “we,” “us” and “our” refer to ChemoCentryx, Inc., a Delaware corporation, and our subsidiaries taken as a whole unless otherwise noted.

Item 1. Business.

Overview

ChemoCentryx is an integrated United States biopharmaceutical company commercializing and developing new medications for inflammatory and autoimmune diseases and cancer. We target the chemokine and chemoattractant systems to discover, develop and commercialize orally-administered therapies. In the U.S., we market TAVNEOS® (avacopan) as an adjunctive treatment for adult patients with severe active anti-neutrophil cytoplasmic autoantibody-associated vasculitis, or ANCA-associated vasculitis, specifically granulomatosis with polyangiitis, or GPA, and microscopic polyangiitis, or MPA, the two main forms of ANCA-associated vasculitis, in combination with standard therapy including glucocorticoids, and not for the elimination of glucocorticoid use.

2021 was a transformational year for ChemoCentryx. We became an integrated biopharmaceutical company. We obtained regulatory approval and launched TAVNEOS in the U.S. for the treatment of an orphan disease called ANCA-associated vasculitis, leading to the recent grant of orphan drug marketing exclusivity for a period of seven years. TAVNEOS also obtained regulatory approval in Japan for the treatment of patients with MPA and GPA. The European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, also adopted a positive opinion recommending marketing authorization for TAVNEOS, leading to the recent approval for the use of TAVNEOS in the European Union in January 2022 for the treatment of adult patients with severe active GPA or MPA in combination with a rituximab or cyclophosphamide regimen.

ANCA-associated vasculitis is a group of rare diseases that affect small-to-medium sized blood vessels in the patient’s body. It involves inflammation of the blood vessels, which reduces blood flow and can result in organ damage and failure, with the kidney as the major target, and is often fatal if not treated. While a patient’s genetics and environment are thought to be contributing causes of the disease, the exact cause is currently unknown.

The two most common sub-types of ANCA-associated vasculitis are GPA and MPA. In GPA, small areas of inflammation called “granulomas” develop inside parts of the body. GPA typically involves the kidneys, lungs ears, nose and throat. If a patient has GPA they may be at risk for serious complications, such as hearing loss, kidney damage, skin scarring, or blood clots. MPA also affects the lungs and kidneys. However, unlike GPA, a patient’s ears, nose and throat are less likely to be affected, and there is no granuloma formation.

We plan to capitalize on TAVNEOS’s potential to address multiple disease areas in the coming years. We consider TAVNEOS to be a ‘Pipeline in a Drug.’ We plan to continue or initiate clinical development in additional indications, including severe hidradenitis suppurativa, or HS, complement 3 glomerulopathy, or C3G, and lupus nephritis, or LN.

Our goal is to change treatment paradigms in orphan and rare disease—specifically targeting the chronic inflammatory pathway while avoiding immuno-suppression. TAVNEOS, our first commercial drug product, and each of our drug candidates are designed to selectively block a specific chemoattractant receptor. Separately, in our cancer program, we use a novel, orally-administered drug candidate, CCX559, designed to inhibit programmed death protein 1/programmed death-ligand 1, or PD-1/PD-L1, which we are developing for the treatment of a variety of cancers. Small molecule checkpoint inhibitors may have advantageous properties compared to approved monoclonal antibodies, such as better penetration into solid tumors, reduced immunogenicity, lack of Fc-mediated side effects, and the convenience of oral administration.

Regulatory Approval and Commercial Launch of TAVNEOS® (avacopan) in the United States

TAVNEOS® (avacopan) is a prescription medicine that is used with other medications (such as cyclophosphamide, rituximab and/or glucocorticoids) to treat adults with severe active ANCA-associated vasculitis, specifically GPA and MPA. When neutrophils, a type of immune cell in the body, become activated, it leads to the production of a protein called complement 5a, or C5a. C5a attaches itself to a receptor called the C5a receptor, or C5aR, which is found on the surface of the neutrophils. The process plays a role in worsening the inflammation of the blood vessels in ANCA-associated vasculitis. Avacopan, the active ingredient in TAVNEOS, blocks the interaction between C5a and C5aR, blocking C5a-mediated neutrophil activation and migration. The precise mechanism by which avacopan exerts a therapeutic effect in patients with ANCA-associated vasculitis has not been definitively established.

In October 2021, the U.S. Food and Drug Administration, or FDA, approved TAVNEOS, an orally administered selective C5aR inhibitor, as an adjunctive treatment for adult patients with severe active ANCA-associated vasculitis, specifically GPA and MPA, the two main forms of ANCA-associated vasculitis, in combination with standard therapy, including glucocorticoids. TAVNEOS does not eliminate glucocorticoid use.

TAVNEOS is the first FDA approved orally-administered inhibitor of C5aR. The approval in ANCA-associated vasculitis was supported by the results of the pivotal Phase III ADVOCATE trial, which were highlighted in the February 2021 edition of The New England Journal of Medicine.

We have built a commercial infrastructure in the United States to commercialize TAVNEOS in ANCA-associated vasculitis. Drug commercialization involves a strategic, complex multi-departmental effort to gain market access, enhance both patient and healthcare provider access and education, empower sales force readiness, prepare the supply chain, distribution networks and patient support programs to ensure the successful launch of a novel medicine such as TAVNEOS. We have hired our sales leadership team, our specialty field force, our medical affairs, marketing, market and payer access teams to support our commercial launch of TAVNEOS in the United States. After TAVNEOS was approved by the FDA on October 7, 2021, we launched TAVNEOS in the United States on October 18, 2021. We will initially focus on key prescribers in the rheumatology and nephrology area who primarily treat this disease. TAVNEOS is a limited-distribution specialty product available commercially to patients only through select specialty pharmacy providers.

We have developed TAVNEOS Connect, a patient support program designed to assist patients who are prescribed TAVNEOS. TAVNEOS Connect offers a wide range of support for patients to access TAVNEOS. The program provides support for eligible patients, including education, information, patient assistance and co-pay assistance for eligible patients.

Positive Committee for Medicinal Products for Human Use Opinion in the European Union and Regulatory Approval of TAVNEOS® (avacopan) in Japan

In September 2021, the Japanese Ministry of Health, Labor and Welfare, or MHLW, approved the Japanese NDA, or JNDA, filed by Vifor and Kissei for TAVNEOS for the treatment of patients with MPA and GPA.

In November 2021, the CHMP adopted a positive opinion recommending marketing authorization for TAVNEOS. Following the CHMP’s positive opinion, the European Commission approved the use of TAVNEOS in the European Union in January 2022 for the treatment of adult patients with severe active GPA or MPA in combination with a rituximab or cyclophosphamide regimen.

Our Kidney Health Alliance with Vifor provides Vifor with exclusive rights to commercialize TAVNEOS in markets outside of the United States, and Vifor has granted Kissei Pharmaceutical Co., Ltd. an exclusive license to commercialize TAVNEOS in Japan.

Highlights from our development pipeline include:

TAVNEOS® (avacopan):

•
We are also developing TAVNEOS for the treatment of severe HS. We reported initial topline data, including positive results in a subgroup analysis of patients with Hurley Stage III (considered to have severe HS) from the Phase II AURORA trial of TAVNEOS, although the primary efficacy endpoint was not met in the overall study population. Pending interactions with regulatory agencies, we plan to advance TAVNEOS into Phase III clinical development for the treatment of severe HS in the second half of 2022.
•
We also reported initial topline data from the Phase II ACCOLADE trial of TAVNEOS for the treatment of patients with C3G. We plan to review data from the ACCOLADE trial with FDA in 2022.
•
We plan to develop TAVNEOS in additional complement-mediated renal indications, such as LN. We plan to initiate a clinical development program for TAVNEOS in LN in the second half of 2022, pending interaction with regulatory agencies.

Immuno-Oncology

•
CCX559 is our orally-administered investigational inhibitor for programmed death protein 1/programmed death-ligand 1, or PD-1/PD-L1, which we are developing for the treatment of various cancers. This structurally novel small molecule is designed to display nanomolar potency and high selectivity for PD-L1. Results from in vitro studies suggested that CCX559 induced the dimerization and internalization of cell-surface PD-L1. CCX559, when orally administered in animal models, showed anti-tumor activity, including the potential to induce complete responses. Safety pharmacology and toxicology studies in preclinical animal species supported the initiation of human trials in patients with advanced tumors. We initiated a Phase I dose escalation study of CCX559 in patients with advanced solid tumors in the second quarter of 2021. We plan to report initial data from this study in 2022 and initiate a Phase 1b/2 clinical study in selected patient populations in the second half of 2022.

Our Strategy

The key elements to our commercial and scientific strategy are to:

•
Commercialize TAVNEOS® (avacopan) in the United States using our own resources, where we believe a company of our size can effectively compete in rare disease markets. We have deployed a specialty sales force primarily targeting that subset of nephrologists and rheumatologists treating ANCA-associated vasculitis patients in the United States;
•
Continue to develop CCX559, our orally-administered drug candidate designed to inhibit PD-1/PD-L1 for various cancers;
•
Develop and commercialize TAVNEOS®(avacopan) for additional indications, including C3G, severe HS, and additional complement-mediated renal indications, such as LN, if approved;
•
Develop our drug candidates and establish collaborations with pharmaceutical and biotechnology companies to further develop and market our drug candidates; and
•
Discover and validate new drug candidates.

Our Drug Candidate Pipeline

The following table summarizes our drug candidate pipeline:

TAVNEOS® (avacopan) – Inhibition of Complement-Mediated Pathways in Orphan Diseases

The complement system is a group of proteins that work together to regulate aspects of host defense against bacteria and viruses, trigger inflammation, and remove debris from cells and tissues. The complement system must be carefully regulated so it targets only unwanted materials and does not attack the body’s healthy cells. In certain autoimmune diseases (including severe active ANCA-associated vasculitis, our first commercially approved indication for TAVNEOS and those diseases for which we are engaged in clinical trials), components of the complement system have become dysregulated.

Our first commercially approved drug in our complement inhibition orphan disease program is TAVNEOS. TAVNEOS is a first-in-class, orally-administered molecule that employs a novel, highly targeted mode of action in the treatment of ANCA-associated vasculitis and other complement-driven autoimmune and inflammatory diseases. TAVNEOS precisely blocks a specific receptor (C5aR) for the pro-inflammatory complement system fragment known as C5a on destructive inflammatory cells such as blood neutrophils. TAVNEOS thereby is believed to arrest the ability of those cells to do damage in response to C5a activation, which is known to be the driver of ANCA-associated vasculitis and other complement-driven autoimmune and inflammatory diseases. Current therapies for such diseases typically include broad immunosuppression with high doses of glucocorticoids (steroids) such as prednisone or methylprednisone, which may cause significant illness and even death. TAVNEOS therapy was designed with the goal of preventing or mitigating these outcomes. TAVNEOS does not appear to affect formation of the C5b-9 terminal complement complex (membrane attack complex, or MAC), unlike the anti-C5-antibodies, eculizumab (Soliris®) and ravulizumab-cwvz (Ultomiris®). Therefore, we believe TAVNEOS should not increase the susceptibility to infections for which MAC is important in host defense (encapsulated bacteria, including Neisseria meningitides). However, serious infections, including fatal infections, have been reported in patients receiving TAVNEOS. The most common serious infections reported in the TAVNEOS group were pneumonia and urinary tract infections. Moreover, there are two distinct receptors for C5a: the pro-inflammatory C5a receptor known as C5aR, the target of TAVNEOS, and the anti-inflammatory C5a-like receptor, or C5L2, which plays an important role in homeostasis. Accordingly, precisely inhibiting C5a at the level of C5aR is thought to block the pro-inflammatory effects of C5a, while leaving the protective effects of C5L2 functional. TAVNEOS does not bind into C5L2, thereby not interfering with the protective effects of C5L2.

We have successfully completed and reported positive clinical data from our pivotal Phase III clinical trial known as ADVOCATE in ANCA vasculitis. Based on the ADVOCATE data in conjunction with other non-clinical and clinical data, TAVNEOS was approved in the United States as an adjunctive treatment for adult patients with severe ANCA-associated vasculitis, specifically GPA and MPA, in combination with standard therapy including glucocorticoids, and not for the elimination of glucocorticoid use and in Japan for the treatment of patients with MPA and GPA in 2021. Also in 2021, the CHMP adopted a positive opinion recommending marketing authorization for TAVNEOS leading to approval by the European Commission for the use of TAVNEOS in the European Union in January 2022 for the treatment of adult patients with severe active GPA or MPA in combination with a rituximab or cyclophosphamide regimen.

ANCA-Associated Vasculitis

ANCA-associated vasculitis is an orphan, severe, and often fatal autoimmune disease that is characterized by elevated levels of autoantibodies called anti-neutrophil cytoplasmic autoantibodies and by inflammation that can affect many different organ systems, and commonly involves the kidneys. Overall, ANCA-associated vasculitis affects approximately 40,000 to 100,000 people in the United States, with approximately 4,000 to 8,000 new cases each year; similarly, ANCA-associated vasculitis affects approximately 50,000 to 100,000 people in Europe, with approximately 5,000 new cases each year.

ANCA-associated vasculitis is currently treated with courses of immunosuppressants [cyclophosphamide (CYC) or rituximab (RTX)] combined with high-dose prednisone administration, sometimes resulting in chronic steroid treatment. Complete remission is achieved in only 60-80% of patients and relapse is common. Following initial treatment, up to 30% of patients relapse within six to 18 months, and up to 50% of patients relapse within three to five years. Each relapse can lead to irreversible organ damage.

The current standard of care, or SOC, for ANCA-associated vasculitis is associated with significant safety risks due to general immunosuppression including increased infection rates and dose-related increases in hematological and solid organ malignancies, as well as metabolic and other toxicities associated with glucocorticoids. First year mortality is approximately 11% to 18%, with the single greatest cause of this premature mortality being not disease related, but rather infection and other side effects that are thought largely to be a consequence of prednisone administration. The multiple adverse effects of acute and chronic prednisone treatment often required in the treatment plan are major causes of both short-term and long-term morbidity including the increased infection risk. Glucocorticoid therapy-related adverse events contribute significantly to patient care costs, as well as to the diminution of quality of life for patients.

Role of C5a and C5aR in ANCA-Associated Vasculitis

Complement 5a, or C5a, acting through its receptor C5aR, sometimes called C5aR1 or CD88, is thought to play a pro-inflammatory role in ANCA-associated vasculitis. Autoantibodies against neutrophil enzymes lead to the priming and activation of neutrophils and activation of the complement cascade. Activation of the complement cascade leads to production of C5a, one of the most potent pro-inflammatory mediators of the complement system. C5a, through binding to its receptor C5aR, induces expression of adhesion molecules and chemotactic migration of neutrophils and other white blood cells. These accumulating adhering neutrophils initiate an inflammatory cascade in the small blood vessels by secreting pro-inflammatory cytokines and chemoattractants that lead to necrotizing vasculitis.

TAVNEOS® (avacopan) Phase III Clinical Trial in ANCA-Associated Vasculitis

We have successfully completed and reported positive clinical data from our pivotal Phase III clinical trial of TAVNEOS for the treatment of ANCA-associated vasculitis, known as the ADVOCATE trial. In this randomized, double-blind, double-dummy, controlled trial, we assigned patients with ANCA-associated vasculitis in a 1:1 ratio to receive oral TAVNEOS at a dose of 30 mg twice daily and prednisone-matched placebo or oral prednisone on a tapering schedule (over 20-weeks) and avacopan-matched placebo. All patients received background immunosuppressive therapy of either cyclophosphamide (followed by azathioprine) or rituximab.

Results were published in 2021 in the New England Journal of Medicine and are characterized in the Prescribing Information for TAVNEOS.

TAVNEOS® (avacopan) Regulatory Matters in ANCA-Associated Vasculitis

In October 2021, the U.S. Food and Drug Administration, or FDA, approved TAVNEOS® (avacopan), an orally administered selective C5aR inhibitor for the following indication and usage:

TAVNEOS is a C5aR antagonist indicated as an adjunctive treatment of adult patients with severe active ANCA-associated vasculitis, specifically GPA and MPA in combination with standard therapy including glucocorticoids. TAVNEOS does not eliminate glucocorticoid use.

As part of the FDA approval of the New Drug Application, or NDA, for TAVNEOS, we committed to conduct two postmarketing requirement studies, or PMRs, and one postmarketing commitment study, or PMC, with an agreed timetable of conduct. Specifically, in addition to regular active analysis of spontaneous postmarketing adverse events to assess safety risks, the FDA has implemented the following PMRs (under Section 505(o)(3) of the Federal Food, Drug, and Cosmetic Act, or FDCA, for TAVNEOS:

•
A randomized controlled clinical trial of at least five years duration in patients with ANCA-associated vasculitis to evaluate safety outcomes, including hepatotoxicity and drug-induced liver injury, and serious hypersensitivity reactions, including angioedema and anaphylaxis.
•
A clinical drug interaction trial to evaluate the effect of repeated doses of avacopan 30 mg twice daily with food at steady state on the pharmacokinetics of a sensitive substrate of CYP3A4 (e.g., simvastatin) to inform appropriate dosing strategies for coadministration of avacopan with CYP3A4 substrates.

In addition, we and the FDA agreed to the following PMC:

•
A randomized controlled clinical trial of at least five years duration in patients with ANCA-associated vasculitis to evaluate efficacy outcomes with long-term avacopan treatment.

Please see www.tavneos.com for the Full Prescribing Information including Medication Guide.

In September 2021, the Japanese Ministry of Health, Labor and Welfare, or MHLW, approved the Japanese NDA, or JNDA, filed by Vifor and Kissei for TAVNEOS for the treatment of patients with MPA and GPA. In November 2021, the CHMP adopted a positive opinion recommending marketing authorization for TAVNEOS. Following the CHMP’s positive opinion, the European Commission approved the authorization of the use of TAVNEOS in the European Union in January 2022 for the treatment of adult patients with severe active GPA or MPA in combination with a rituximab or cyclophosphamide regimen.

TAVNEOS has been granted orphan drug designation by the FDA for the treatment of ANCA-associated vasculitides (granulomatosis with polyangiitis or Wegener’s granulomatosis), microscopic polyangiitis, and eosinophilic granulomatosis with polyangiitis (Churg-Strauss syndrome), and by the EMA for treatment of microscopic polyangiitis and granulomatosis with polyangiitis, both forms of ANCA-associated vasculitis. Orphan drug exclusivity was granted upon approval in those territories for the respective indications as approved by regulatory authorities.

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

Role of C5a and C5aR in C3G

While the disease name refers to complement 3, it is well known that the C5a receptor pathway, which is further downstream of C3 in the complement cascade and the target of TAVNEOS, is an essential part of the disease-causing pathology. Hence, C3 is a marker of more general complement activation.

TAVNEOS® (avacopan) Phase II Clinical Trial in C3G

In December 2020, we reported initial topline clinical data from our Phase II clinical trial of TAVNEOS for the treatment of patients with C3G, known as the ACCOLADE trial.

The ACCOLADE trial is a randomized, blinded, placebo-controlled trial in patients with C3G, including both C3 Glomerulonephritis and Dense Deposit Disease. Patients received TAVNEOS 30 mg or matching placebo orally twice-daily. The placebo-controlled treatment period was 26 weeks. This was followed by a 26-week study period during which time all patients received TAVNEOS 30 mg orally twice-daily. Thereafter, all patients were followed for eight weeks without study drug treatment.

The Phase II ACCOLADE trial has now completed. Data from the study including the open label and follow up periods are being analyzed. We plan to review results with FDA in 2022.

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

In the United States, the estimated prevalence of HS is 0.1%, of which we estimate 15% are severe patients (up to approximately 50,000 patients). In Europe, the number of affected patients is believed to be greater, with higher prevalence.

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

Complement dysregulation and neutrophil activation have been implicated in the pathogenesis of HS. The presence of tunnels (subcutaneous cavities lined with squamous epithelium) is a feature of the moderate and severe forms of HS. C5aR is highly expressed on neutrophils and is a major driver of the pro-inflammatory functions.

Consistent with other reports, we found complement activation in HS skin lesions, but also observed elevated C5aR and C5a levels in severe HS skin lesions compared to mild/moderate HS lesions. C5aR-positive cells as well C5a-positive cells are increased (>2 fold by semi-quantitative measurements) within and surrounding tunnel epithelium in severe HS lesions. Also, greater numbers of C5a-positive cells are associated with tunnels that have thicker/irregularly-shaped epithelium and higher numbers of infiltrating cells. However, C5aR levels are not increased on circulating blood cells in HS patients, suggesting that tissue-localized C5a recruits C5aR-positive cells to the tunnels in severe HS.

These findings suggest C5a/C5aR signaling, resulting in leukocyte activation and skin destruction, is a major driver of tunnel development and disease progression in severe HS. The data provide a potential mechanistic basis for the clinical improvement seen with TAVNEOS in patients with severe HS patients in clinical trials.

With the role of C5a in HS, we believe TAVNEOS could be effective in the treatment of HS. TAVNEOS is a small molecule that is designed to be conveniently administered as an oral medication and, we believe, could present itself as advantageous over intravenous or subcutaneous injections treatments for this condition.

TAVNEOS® (avacopan) Phase II Clinical Trial in HS

In November 2020, we reported positive initial topline clinical data in Hurley Stage III patients from our Phase II trial of TAVNEOS for the treatment of patients with HS, known as the AURORA trial, although the primary efficacy endpoint was not met in the overall study population. The AURORA trial is a randomized, double-blind, placebo-controlled, three arm Phase II trial in patients with moderate to severe HS, which were stratified evenly across the three treatment arms. Patients were randomized 1:1:1 to a treatment of 10 mg TAVNEOS twice-daily, 30 mg TAVNEOS twice-daily or placebo for 12 weeks. Patients treated with 10 mg or 30 mg twice-daily during the blinded, placebo-controlled 12-week treatment period were followed for an additional 24-week, active treatment period during which they received the same dose regimen, either 10 mg or 30 mg TAVNEOS twice-daily. Patients on placebo who completed the blinded, placebo-controlled 12-week period were re-randomized 1:1 to receive 10 mg or 30 mg TAVNEOS twice-daily during the 24-week active treatment period. Thereafter, patients were followed without study drug for eight weeks before they exit the study.

We plan to discuss the data from the Phase II AURORA trial with regulatory agencies in 2022, with the plan to advance TAVNEOS into Phase III clinical development for the treatment of severe HS in second half of 2022.

Kidney Health Alliance with Vifor

In May 2016, we entered into a collaboration and license agreement with Vifor, which we refer to as the Avacopan Agreement, to commercialize TAVNEOS for orphan renal diseases in Europe and certain other markets. In connection with the Avacopan Agreement, we received a non-refundable upfront payment of $85.0 million, comprising $60.0 million in cash and $25.0 million in the form of an equity investment to purchase 3,333,333 shares of our common stock at a price of $7.50 per share. In February 2017, we and Vifor entered into the Avacopan Amendment to expand the licensed territory to include all markets outside the United States and China and we received an additional $20.0 million upfront cash commitment. Upon achievement of certain regulatory and sales based milestones with TAVNEOS, we will receive additional payments under this agreement. In addition, we will receive royalties, with rates ranging from the teens to mid-twenties, on future potential net sales of TAVNEOS by Vifor in the licensed territories. In December 2017, we achieved the first regulatory milestone under the Avacopan Agreement in the amount of $50.0 million, following the EMA’s validation of the conditional marketing authorization, or CMA, application for TAVNEOS for the treatment of patients with ANCA associated vasculitis. In June 2018, we and Vifor entered into the Avacopan Letter Agreement to further expand the Vifor territories under the Avacopan Agreement to provide Vifor with exclusive commercialization rights in China and we received a $5.0 million payment for the expanded rights. We retain control of ongoing and future development of TAVNEOS (other than country-specific development in the licensed territories) and all commercialization rights to TAVNEOS in the United States. In October 2020, we entered into a manufacturing and supply agreement with Vifor. Under this agreement, we will supply TAVNEOS bulk drug product to Vifor for Vifor’s commercial use outside of the United States. In February and September 2021, we achieved additional regulatory milestones upon the acceptance of JNDA filing and the approval of TAVNEOS in Japan for the treatment of patients with MPA and GPA, which under the Avacopan Agreement triggered total payments of $30.0 million.

Under a prior development and commercialization agreement with Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, which ended in 2013, we are subject to reverse royalties to GSK of 3% on annual worldwide net sales of TAVNEOS, not to exceed $50.0 million in total royalties.

In December 2016, we entered into a second collaboration and license agreement with Vifor, which we refer to as the CCX140 Agreement, pursuant to which we granted Vifor exclusive rights to commercialize CCX140, an inhibitor of the C-C chemokine receptor known as CCR2, in rare renal diseases in markets outside the United States and China. We are responsible for the clinical development of CCX140 in rare renal diseases, while sharing the cost of such development with Vifor. In connection with the CCX140 Agreement, we received a non-refundable upfront commitment totaling $50.0 million and are eligible to receive additional payments upon the achievement of certain regulatory and sales-based milestones, as well as tiered double-digit royalties on potential net sales of CCX140 in the licensed territories. Under the CCX140 Agreement, Vifor retains an option to solely develop and commercialize CCX140 in more prevalent forms of chronic kidney disease, or CKD. In June 2018, we and Vifor entered into the CCX140 Letter Agreement to further expand the Vifor territories under the CCX140 Agreement to provide Vifor with exclusive commercialization rights in China and we received a non-refundable $5.0 million payment for the expanded rights. Additionally, in June 2018, we and Vifor entered into an amendment to the CCX140 Agreement, which we refer to as the CCX140 Amendment, to clarify the timing of certain payments with respect to development funding of the CCX140 program by Vifor, and we received a non-refundable payment of $11.5 million. We retain control of ongoing and future development of CCX140 (other than country-specific development in the licensed territories) and all commercialization rights to CCX140 in the United States.

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

Early-Stage Drug Candidates

Immuno-oncology

Anti-PD-1 and anti-PD-L1 monoclonal antibody therapies have emerged as front-line treatment for several cancers. In such cancers, the interaction of PD-L1 on cancer cells with PD-1 on T cells prevents the T cells from attacking the cancer cells. Accordingly, blocking the interaction of PD-L1 with PD-1 can prevent cancer cells from evading the immune system. We have further optimized our unique class of investigational human PD-L1 small molecule inhibitors. Our drug candidate, CCX559, possesses oral bioavailability. CCX559 also exhibited activity in blocking the PD-1/PD-L1 interaction in multiple biochemical and cell-based assays. Non-clinical data suggest that CCX559 prevented the PD-1/PD-L1 interaction by inducing dimerization of the PD-L1 protein.

In animal tumor models, CCX559 potently inhibited tumor growth with the activity being similar to a clinically-proven anti-human PD-L1 antibody, which was used as a positive control for the experiments. Non-clinical data for CCX559 supported the initiation of human trials in patients with advanced tumors.

In 2021, we initiated a Phase 1 clinical trial for CCX559. This is a Phase 1, first-in-patient, multicenter, open-label, dose-escalation study with a starting dose of 30 mg once a day. The primary objectives are safety/tolerability, as well as pharmacokinetic, or PK, assessments aimed at determining doses for future Phase 2 studies. Secondary objectives include pharmacodynamic, or PD, assessments of immune cell activation in patient peripheral blood samples, as well as anti-tumor effects. This study incorporates a screening period, treatment period, end of treatment visit, safety follow-up visit, and long-term follow-up. After obtaining written informed consent, patients will complete a screening visit within 28 days prior to Day 1. The treatment period will encompass 21-day cycles with the first cycle as the dose-limiting toxicity, or DLT, observation period. For PK, intensive blood sampling will be done on day 1 and day 21 of the first cycle; additional samples will be collected on select days throughout the 21-day treatment cycles. PD analyses will be performed on selected blood draws in the first three cycles. We plan to report initial data from this study in 2022.

We believe CCX559, if successfully developed and approved, could provide a valuable orally dosed alternative to the current antibody-based PD-1/PD-L1 therapeutics.

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

CCX507 is our second generation, orally-administered investigational inhibitor of the chemokine receptor known as CCR9, under development for the treatment of IBD. CCX507 builds on our expertise in the area of CCR9 inhibitors and IBD. CCX507 is designed to be selective for CCR9 relative to all other chemokine receptors, orally bioavailable, and has produced favorable preclinical safety data. CCX507 has shown greater potency towards CCR9 than vercirnon, our first generation CCR9 inhibitor, in non-clinical studies. We completed Phase I clinical development, which identified an oral dose regimen of CCX507 that was well-tolerated, and blocked CCR9 on circulating leukocytes. Additionally, preclinical data of CCX507 in combination with an anti-α4β7 antibody or anti-TNFα antibody showed that combined treatment reduced the severity of colitis better than monotherapy with either drug alone. We plan to move CCX507 forward to Phase II clinical trials, either by ourselves or with a strategic partner.

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

We believe that these are potential therapeutic opportunities for a CCR6 inhibitor. We have identified a clinical development candidate, which is undergoing final preclinical testing.

We have shown in preclinical models that an orally bioavailable, small molecule investigational inhibitor of the chemokine receptor known as CCR6 conferred protection against IL17-mediated inflammation. We have generated investigational CCR6 inhibitors designed to be potent and orally-bioavailable that inhibited CCL20-mediated chemotaxis of both human and mouse CCR6-positive cells. The utility of CCR6 inhibition was tested in preclinical models of psoriasis, and demonstrated that animals treated with our CCR6 inhibitor were protected against imiquimod induced skin thickening. Histological analysis of the skin confirmed the protective effect of our CCR6 inhibitor compared to an aqueous vehicle control and significantly reduced ear-thickening induced by intradermal injections of Interleukin 23, or IL-23, a cytokine that is important for the terminal differentiation and pathogenicity of Th17 cells.

The potential mechanism of action for CCR6 inhibitors is different from other therapeutics targeting IL-17, because inhibition of CCR6 disrupts the recruitment of infiltrating leukocytes into the epidermis upon skin damage, thereby protecting against epidermal hyperplasia, or an abnormal increase in the number of cells on the skin. Thus, pharmacological inhibition of CCR6 with an orally bioavailable small molecule inhibitor mitigates IL-17-driven inflammation in psoriasis models, and its distinct mechanism of action suggests it may offer additional efficacy when added to current SOC.

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

As of December 31, 2021, our patent estate, on a worldwide basis, included approximately 1,028 issued or allowed patents and approximately 587 pending patent applications. This includes approximately 169 issued or allowed patents and 96 patent applications pending for TAVNEOS, 60 issued or allowed patents and 22 patent applications pending for CCX507, our lead drug candidate in the CCR9 program, 11 issued or allowed patents and 86 pending patent applications in our PD-1/PD-L1 program, and 29 issued or allowed patents and 21 patent applications pending for our CCR6 program.

Avacopan, our lead drug candidate in the C5aR program, is covered by an issued patent in the United States covering the composition-of-matter of TAVNEOS and pharmaceutical compositions thereof, which will expire in 2031 (not including patent term extension that may be available to extend the term of the patent). Avacopan is also covered by an additional issued patent covering the composition-of-matter of TAVNEOS in the United States with an expiration date of 2029. Corresponding patents covering the composition of matter of TAVNEOS have issued in 51 foreign countries, with an expiration date of 2029 (not including a supplementary protection certificate or other patent extension opportunities that may be available to extend the term of the patent), and are pending in seven other foreign countries. We have issued patents in the United States and 24 other countries covering certain synthetic methods related to making TAVNEOS, which are anticipated to expire in 2035 (not including any possible patent term extension). Corresponding patent applications covering certain synthetic methods related to making TAVNEOS are pending in 13 jurisdictions that, if issued, are anticipated to expire in 2035. More recent patent application filings in the TAVNEOS family are directed towards specific therapeutic indications, formulations, and certain solid forms, which, if issued, are anticipated to expire between 2037 and 2041.

CCX507, our lead drug candidate in the CCR9 program, is covered in part by two issued patents in the United States covering the composition-of-matter of CCX507 that will each expire in 2033 (not including patent term extension that may be available to extend the term of the patent). Corresponding patent applications have been filed in foreign jurisdictions and are at various stages of prosecutions or have issued. We also have a granted United States patent covering certain methods of use of CCX507, which will expire in 2035 (not including patent term extension that may be available to extend the term of the patent), with corresponding patent applications pending in foreign countries. Nonetheless, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention.

Competition

We compete in the pharmaceutical, biotechnology and other related markets that address ANCA-associated vasculitis, HS, C3G, LN and other renal diseases, IBD, rheumatoid arthritis, psoriasis, other autoimmune diseases and inflammatory disorders, and cancer. We face significant competition from many pharmaceutical and biotechnology companies that are also researching and selling products designed to address these markets. Many of our competitors have materially greater financial, manufacturing, marketing, research, and drug development resources than we do. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

It is possible that our competitors will develop and market drugs that are less expensive and more effective than our drug candidates, or that will render our drug candidates obsolete. It is also possible that our competitors will commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates.

TAVNEOS, our C5aR inhibitor, which has been approved for marketing by the FDA, the EMA and the PMDA for the treatment of ANCA-associated vasculitis, might compete with current treatments, such as prednisone, CYC, RTX, azathioprine, methotrexate, and mycophenolate mofetil. If TAVNEOS is approved for marketing by the FDA or other regulatory agencies for the treatment of C3G, TAVNEOS might compete with treatments that are in development. If TAVNEOS were approved for the treatment of HS, it would potentially compete with adalimumab (Humira®) or other anti-TNF-alpha antibodies which physician sometimes prescribe off-label for the treatment of HS.

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

Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include, but are not limited to AbbVie, Amgen, AstraZeneca (including Alexion, now AstraZeneca Rare Disease), Aurinia, Bayer, Biogen, Elan, GlaxoSmithKline, Johnson & Johnson, Mallinckrodt, Merck, Merck Serono, Novartis, Pfizer, Travere, Roche/Genentech, Sanofi, Sarfez, Takeda and Teva. In addition, in some instances we may face competition from companies that sell generic versions of approved drugs that are part of the current SOC. Many or all of these established competitors are also involved in research and drug development regarding various chemokine receptors. Pharmaceutical and biotechnology companies which are known to be involved in chemokine and chemoattractant research and related drug development include, but are not limited to, Pfizer, GlaxoSmithKline, Bristol-Myers Squibb, Merck, Takeda, Sanofi, Incyte, AstraZeneca (including Alexion, now AstraZeneca Rare Disease), Allergan, Appellis, Omeros, InflaRx, X4 Pharmaceuticals, Mitsubishi Tanabe, Biolinerx, Akari Therapeutics and UCB Pharma, among others. These companies and others also compete with us in recruiting and retaining qualified scientific and management personnel, and in acquiring technologies complementary to, or necessary for, our programs.

Manufacturing

TAVNEOS® (avacopan) as well as our drug candidates, are manufactured using commonly used chemical synthetic and engineering processes using readily available or made to order raw materials. We rely on contract manufacturing organizations, or CMOs, for all of our requirements of raw materials, drug substance and drug product for our commercial, clinical and nonclinical activities for our portfolio, and we have entered into commercial manufacturing agreements with some of our CMOs to support the commercialization of TAVNEOS. We expect to continue to rely on contract manufacturers for the manufacture of clinical and commercial supplies of our compounds.

We commercialized an oral capsule formulation of TAVNEOS. We currently rely on single source suppliers, including for TAVNEOS active pharmaceutical ingredient, or API, which is manufactured by Hovione LLC, and for TAVNEOS drug product, which is manufactured by Patheon Pharmaceuticals Inc. To decrease the risk of an interruption to our drug supply, we intend to maintain a safety stock of certain materials to help avoid delays in production, but we do not know whether such stock will be sufficient. In addition, while we currently have only one commercial manufacturer for TAVNEOS drug substance and drug product, we have identified potential second sources and are working to establish additional sources of commercial supply. There is no guarantee as to if or when we may establish such additional sources or whether they will be adequate in all circumstances we may encounter.

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

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act and the FDA’s implementing regulations. If we fail to comply with applicable FDA or other requirements at any time during the drug development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA or Office of Inspector General, or OIG, enforcement action could have a material adverse effect on us, including the cost of defense, settlement, exclusion or a Corporate Integrity Agreement. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•
completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;
•
submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials in the United States may begin;
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

Once a pharmaceutical drug candidate is identified for development, it enters the preclinical testing stage. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing the clinical trials to commence or not allowing the clinical trials to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during drug development, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.

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
•
Phase III clinical trials, commonly referred to as pivotal studies, are typically conducted when Phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile. Phase III clinical trials are generally undertaken with large numbers of patients, such as groups of several hundred to several thousand, to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites. An exception might be drugs developed for an orphan indication, where smaller clinical trials might be acceptable to the FDA and other health authorities.

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

Once the FDA approves an NDA, or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the drug reaches the market. Where a withdrawal may not be appropriate, the FDA still may seize existing inventory of such drug or request a recall of any drug already on the market. In addition, the FDA may require testing, including Phase IV clinical trials and surveillance programs to monitor the effect of approved drugs which have been commercialized. The FDA has the authority to prevent or limit further marketing of a drug, including withdrawal of a product, based on the results of these post-marketing programs

Expedited Development and Review Programs

A sponsor may also seek approval of its drug candidates under programs designed to accelerate the FDA’s review and approval of NDAs. For instance, a sponsor may seek fast track product designation from the FDA for the drug candidate. Fast track designation may be available for drug candidates intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for such disease or condition. If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for submission to the FDA of the remaining information. In addition, fast track designation provides sponsors more frequent meetings with FDA to discuss the drug’s development plan, and more frequent communication from FDA about such things as the design of the proposed clinical trial and use of biomarkers.

In addition, drug candidates may be eligible for breakthrough therapy designation if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation provides all of the benefits of fast track designation, but provides for more intensive FDA guidance on efficient drug development.

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

Fast track designation, breakthrough therapy designation, accelerated approval, and priority review do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

If a drug that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the drug is entitled to orphan drug marketing exclusivity for a period of seven years. Orphan drug marketing exclusivity generally prevents the FDA from approving another application, including a full NDA, to market the same drug or biological product for the same disease or condition for seven years, except in limited circumstances, including if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug marketing exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Orphan drug marketing exclusivity rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

On January 18, 2022, the FDA confirmed that we are entitled to seven years of orphan-drug exclusive approval pursuant to section 527 of the Federal Food, Drug, and Cosmetic Act (21 U.S.C. 360cc) for TAVNEOS® (avacopan) as an adjunctive treatment of adult patients with severe active ANCA-associated vasculitis (GPA and MPA). The seven-year exclusive approval began on October 7, 2021. We are required to assure the availability of sufficient quantities of this drug to meet the needs of patients, and failure to do so could result in the withdrawal of the drug’s exclusive approval. Upon approval in Japan and the European Union was also confirmed for the respective review periods.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA and other government agencies, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, pricing and transfer of value reporting, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual program user fee requirements for any marketed products.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase IV clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

As part of the FDA approval of the NDA for TAVNEOS, we committed to conduct two PMR studies and one PMC, with an agreed timetable of conduct.

In addition to regular active analysis of spontaneous adverse events to identify risks, FDA has implemented the following PMRs (under Section 505(o)(3) of the FDCA) for TAVNEOS:

•
a randomized controlled clinical trial of at least five years duration in patients with ANCA-associated vasculitis to evaluate safety outcomes, including hepatotoxicity and drug-induced liver injury, and serious hypersensitivity reactions, including angioedema and anaphylaxis; and
•
a clinical drug interaction trial to evaluate the effect of repeated doses of avacopan 30 mg twice daily with food at steady state on the pharmacokinetics of a sensitive substrate of CYP3A4 (e.g., simvastatin) to inform appropriate dosing strategies for coadministration of avacopan with CYP3A4 substrates.

In addition, we and the FDA agreed to the following PMC:

•
a randomized controlled clinical trial of at least five years duration in patients with ANCA-associated vasculitis to evaluate efficacy outcomes with long-term avacopan treatment.

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

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for such promotional activities as direct-to-consumer advertising, off-label promotion, and promotional communications involving the Internet. A company may only promote a product for the patient population and indication for which an approval has been granted. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may generally prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not typically regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ promotional communications regarding off-label use.

Healthcare Reform

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

For instance, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act, or ACA, since it was signed into law in March 20210. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden had issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Recent legislative changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through July 1, 2022 (with a 1% payment reduction from April 1 to June 30, 2022), unless additional Congressional action is taken.

Recently, there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed drug products, in part informed by the current atmosphere of mounting criticism of prescription drug costs in the United States, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell TAVNEOS profitably, as governmental oversight and scrutiny of pharmaceutical companies is increasing. We anticipate that the U.S. Congress, state legislatures, and regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare, Medicaid and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency policies that aim to require drug companies to justify their prices through required disclosures. For example, measures have been introduced in Congress, such as the “Build Back Better Act,” would, among other things, impose caps on prescription drug prices and would require manufacturers to negotiate drug pricing with the government and impose rebates triggered by price increases that outpace inflation under Medicare Part B and Part D. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our potential customers and accordingly, our financial operations.

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
•
our ability to generate revenues and achieve or maintain profitability; and
•
the availability of capital to us.

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

Third-Party Payor Coverage and Reimbursement

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
•
the federal Physician Sunshine Act, which requires certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, to report annually to CMS, information related to payments and other transfers of value to physicians and certain other healthcare providers and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in significant civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in significant civil monetary penalties, criminal penalties and/or imprisonment. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state; and
•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict the type or value of payments or other transfers of value that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws requiring the registration of or additional compliance requirements for sales professionals; state laws requiring pricing disclosures or other pricing information or restricting certain pricing practices; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Human Capital Management

Employees

As of December 31, 2021, we had 178 full-time employees, 53 of whom hold Ph.D.s, M.D.s or both. Of our total workforce, 78 employees are engaged in research and development, and 100 employees in selling, general and administrative, which includes our commercialization personnel. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages nor are we aware of any employment circumstances that are likely to disrupt work at any of our facilities. We believe that our relations with our employees are good; however, companies like ours have experienced challenges in recruiting and retaining employees given industry competition and circumstances related to COVID-19.

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

Human Resources, Hiring and Professional Development

The development, attraction and retention of employees is critical to our success. We work diligently to attract the best talent from a diverse range of sources in order to meet the current and future demands of our business. We leverage both formal and informal programs to identify, foster and retain top talent. We are piloting increased flexibility to promote employee satisfaction, recruitment and retention.

Business Ethics

Our Code of Business Conduct and Ethics ensures that our conduct of business is consistent with the highest standards of business ethics. Our Code of Business Conduct and Ethics serves as a critical tool to help employees recognize and report unethical conduct, while preserving our culture of excellence. Our board of directors, management and staff are provided with training regarding our Code of Business Conduct and Ethics. We also have appropriate commercial compliance policies and procedures and a compliance program aligned to the OIG’s elements of an effective compliance program guidance.

COVID-19

In December 2019, a disease caused by a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and has spread to nearly every country and region in the world, including those in which we have active clinical trial sites or contract manufacturing sites. The length of the pandemic and its related restrictions and their consequences for us remain subject to a number of risks and uncertainties. We experienced a delay in topline clinical data from our ongoing AURORA trial to the fourth quarter of 2020 due to COVID-19 impacting certain sites where the trial was being conducted. We do not currently anticipate any material delays in our commercial production of TAVNEOS for the treatment of ANCA vasculitis, nor are we currently anticipating any material disruption in our clinical drug supply as a result of the pandemic. However, the pandemic continues to be unpredictable, and impacts may not be foreseeable or expected.

About ChemoCentryx

We commenced operations in 1997. Our principal offices are located at 835 Industrial Ave, Suite 600, San Carlos, CA 94070, and our telephone number is (650) 210-2900. Our website address is www.chemocentryx.com. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. We have two wholly owned inactive subsidiaries, ChemoCentryx Limited, organized under the laws of the United Kingdom and ChemoCentryx Ireland Limited, organized under the laws of Ireland.

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

•
We are substantially dependent on our ability to successfully commercialize TAVNEOS® (avacopan), which is currently our only approved drug product. If we are unable to successfully commercialize TAVNEOS, our ability to generate revenue and our financial condition will be adversely affected.
•
If we are unable to obtain regulatory approval to market our drug candidates in the United States and foreign jurisdictions, we will not be permitted to commercialize such drug products.
•
Even though we have obtained orphan drug designation and orphan drug exclusivity for TAVNEOS in the United States, Japan and Europe in the disease for which it is approved, we may not be able to obtain orphan drug designation or orphan drug exclusivity for other indications of TAVNEOS for which we pursue development or for any drug candidates, and we may not be able to maintain orphan drug exclusivity for TAVNEOS, or maintain orphan drug exclusivity for any drug candidate for which we obtain orphan drug exclusivity.
•
TAVNEOS and any drug candidates that do obtain regulatory approval may never achieve market acceptance or commercial success or may take longer to achieve market acceptance or commercial success than anticipated.
•
Vifor and any other sublicensees may not be able to successfully commercialize and launch TAVNEOS in their territories.
•
Undesirable side effects caused by TAVNEOS could impact our ability to market and derive revenue from TAVNEOS, and such side effects or adverse events associated with any drug candidate could compromise our ability to develop our drug candidates.
•
We are continuing to further develop our commercialization infrastructure in the United States. If we are unable to develop or maintain an effective sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our drug products.
•
The development of new drugs is a highly risky undertaking which involves a lengthy process, and our drug discovery and development activities therefore may not result in further drug products or additional indications approved for marketing and sale by regulatory authorities on the time schedule we have planned, or at all, or may not result in substantial payments to us.
•
If we are required to suspend or discontinue clinical trials due to side effects or other safety risks, or if we obtain unfavorable results in our post-marketing studies of TAVNEOS or any future studies of the long-term effects associated with the use of our drug products or drug candidates, our efforts to commercialize our drug products could be delayed or halted.
•
Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•
We rely on third parties to conduct all our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our drug candidates.
•
The terms of our credit facility place restrictions on our operating and financial flexibility.
•
We rely on third party contract manufacturing organizations to manufacture and supply TAVNEOS and our drug candidates, and drug product manufacturing must meet regulatory requirements. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers. We may also face delays in the development and commercialization of TAVNEOS or any of our drug candidates or be unable to meet demand for or contractual obligations related to TAVNEOS.
•
We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than us.
•
We may be subject to costly product liability claims related to our clinical trials and drug products or drug candidates and, if we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material product liability claim could adversely affect our financial condition.
•
We are highly dependent on skilled and experienced management team members and other personnel to operate our business effectively. If we are not successful in attracting, motivating and retaining skilled and experienced management team members and other personnel, we may not be able to successfully implement our business strategy and our business will suffer.
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
•
The ongoing pandemic of novel coronavirus disease 2019, or COVID-19, and its variants could adversely impact our business, commercial and manufacturing operations, financial condition, demand for our drug products, preclinical studies and clinical trials, and the extent of such impacts are unpredictable and unknown.
•
Our proprietary rights may not adequately protect our technologies and drug products and drug candidates. If we are unable to protect our drug products and drug candidates and our intellectual property rights, it may materially adversely affect our position in the market.
•
Changes in patent law in the United States or in other countries could diminish the value of patents in general, thereby impairing our ability to protect our drug products and drug candidates.
•
We may become subject to third parties’ claims alleging infringement of patents and proprietary rights or seeking to invalidate our patents or proprietary rights, which would be costly, time-consuming and, if successfully asserted against us, delay or prevent the development and commercialization of our products.
•
Restrictions on our patent rights relating to our drug products or drug candidates may limit our ability to prevent third parties from competing against us.
•
We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of our employees’ or consultants’ former employers or their clients. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages and may lose valuable intellectual property rights or personnel.
•
The regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of additional drug candidates or additional indications or jurisdictions for TAVNEOS.

•
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner, or at all, which could negatively impact our business.
•
TAVNEOS or future drug products that reach commercialization may become subject to unfavorable pricing regulations or third party reimbursement practices, which could harm our business.
•
The availability of adequate third-party coverage and reimbursement for newly approved drug products is uncertain, and failure to obtain adequate coverage and reimbursement from third-party payors could impede our ability to market our product and any future products we may develop and could limit our ability to generate revenue.
•
New healthcare reform measures, or changes to existing laws and regulations, could hinder or prevent our drug products’ commercial success by making it difficult or impossible for us to obtain adequate prices or insurance coverage.
•
If we fail to comply with healthcare laws and regulations, we could face investigations, substantial civil or criminal penalties and our business, operations and financial condition could be adversely affected. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
•
We are subject to a securities class action lawsuit and a shareholder derivative action, and could become involved in further securities class action or derivative litigation in the future that could divert management’s attention and adversely affect our business and could subject us to significant liabilities. If an unfavorable ruling were to occur, the litigation could have a material adverse impact.
•
We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.
•
If we need additional capital in the future to continue to fund our development programs and commercialization activities, the effect of capital market conditions and other factors on capital availability could impact our ability to obtain funding on acceptable terms.

Risks Related to Our Business

We are substantially dependent on our ability to successfully commercialize TAVNEOS® (avacopan), which is currently our only approved drug product. If we are unable to successfully commercialize TAVNEOS, our ability to generate revenue and our financial condition will be adversely affected.

We have invested a substantial amount of capital resources on the development, registration and commercialization of TAVNEOS, which was approved in the United States in October 2021 as an adjunctive treatment for adult patients with severe active ANCA-associated vasculitis, specifically granulomatosis with polyangiitis, or GPA, and microscopic polyangiitis, or MPA, the two main forms of ANCA-associated vasculitis, in combination with standard therapy including glucocorticoids, and not for the elimination of glucocorticoid use, and was approved in Japan in September 2021 for the treatment of patients with MPA and GPA and in the European Union, or EU, in January 2022 in combination with a rituximab or cyclophosphamide regimen for the treatment of adult patients with severe active GPA or MPA. We cannot be certain that TAVNEOS will be successfully commercialized.

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
•
obtaining coverage and adequate reimbursement from third-party payors;
•
the continued acceptability of the safety profile of TAVNEOS and the occurrence of any unexpected side effects, adverse reactions or misuse, including potential business impact such as the need to withdraw the drug product (either voluntarily or at the request of the FDA or foreign regulatory authorities), loss of support by the advocacy communities or loss of positive corporate reputation resulting in related unfavorable media coverage in these areas;
•
successfully managing third-party service providers involved in the manufacturing and development of TAVNEOS;
•
successfully completing the development of TAVNEOS in other indications by generating safety, tolerability and efficacy data that are satisfactory to the FDA and foreign regulatory authorities in other territories;
•
obtaining regulatory approvals to market TAVNEOS for other indications;
•
negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•
maintaining, protecting and expanding the portfolio of intellectual property rights, including patents, trade secrets and know how; and
•
attracting, hiring and retaining qualified personnel.

In our efforts to market TAVNEOS in the United States and in foreign jurisdictions for its approved indication, our revenue will be dependent, in part, on the size of the markets in the United States, or in other territories where we may seek and obtain regulatory approval, the number of competitors in such markets, the acceptance of the price of the drug product in those markets and the ability to obtain reimbursement at any price. If the number of our addressable patients is not as large as we estimate or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such drug products. If we are not able to generate substantial revenue from the sale of approved drug product, we may never become profitable.

The market opportunity for TAVNEOS or any drug candidate we develop may be smaller than we estimate.

The potential market opportunity for TAVNEOS and any drug candidate is difficult to precisely estimate. Our estimates of the potential market opportunity for our drug candidates include several key assumptions of the current market size and current pricing for commercially available drug products and are based on industry and market data obtained from industry publications, studies conducted by us, our industry knowledge, third-party research reports and other surveys. While we believe our estimates are reasonable and reliable, they may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of diseases and disorders. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for TAVNEOS or any drug candidate we develop may be limited or may not be amenable to treatment with TAVNEOS or such drug candidate, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

We have only recently begun product sales and anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

Other than TAVNEOS, we do not currently have any drug products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2021, 2020 and 2019 was $131.8 million, $55.4 million and $55.5 million, respectively. As of December 31, 2021, we had an accumulated deficit of $617.1 million. We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to increase in the near term as we continue to conduct clinical trials for CCX559 and CCX507 and conduct research and development of our drug candidates. To date, substantially all of our revenues has been derived from upfront fees and milestone payments, other payments pursuant to our collaboration agreements and government grants and contracts for research and development. For example, in May 2016 and December 2016, we entered into collaboration and license agreements with Vifor (International) Ltd. and/or its affiliates, or collectively, Vifor, for the commercialization of avacopan and CCX140, respectively. In addition, if approved, we expect to incur significant costs to commercialize our drug products and our drug products may never gain market acceptance. If our drug candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, we are unable to predict the extent of any future losses or whether we will become profitable.

If we are unable to obtain regulatory approval to market our drug products in the United States and foreign jurisdictions, we will not be permitted to commercialize such drug products.

We have received regulatory approval for TAVNEOS as an adjunctive treatment for adult patients with severe active ANCA-associated vasculitis, specifically GPA and MPA, in combination with standard therapy including glucocorticoids, and not for the elimination of glucocorticoid use, pursuant to a new drug application, or NDA, that was approved by the FDA in October 2021. TAVNEOS has also been approved in Japan in September 2021 for the treatment of patients with MPA and GPA and the EU in January 2022 in combination with a rituximab or cyclophosphamide regimen for the treatment of adult patients with severe active GPA or MPA. We intend to work with the FDA and other foreign jurisdictions to identify appropriate approval pathways and submit applications for approval in additional indications for TAVNEOS and subsequent drug candidates. Before receiving regulatory approval to market any other drug product for a new indication or in a new patient population, we must demonstrate with substantial clinical evidence to the satisfaction of the FDA or foreign regulatory authority that the drug product is safe and effective in the patient population and the indication that will be treated. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA or foreign regulatory authority policy during the period of drug development, clinical trials and FDA or foreign authority regulatory review. Failure to comply with applicable FDA or foreign applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of drug products, total or partial suspension of production or injunction, adverse publicity, as well as other regulatory action against our potential drug products or us.

If regulatory approval of a drug candidate is granted, such approval will be limited to those indications or disease states and conditions for which the drug candidate is demonstrated through clinical trials to be safe and effective. For example, TAVNEOS has only been approved in the United States as an adjunctive treatment for adult patients with severe active ANCA-associated vasculitis, specifically GPA and MPA in combination with standard therapy including glucocorticoids, and not for the elimination of glucocorticoid use, and in the EU in combination with a rituximab or cyclophosphamide regimen for the treatment of adult patients with severe active GPA or MPA. Our marketing of TAVNEOS must be consistent with these approved indications in the respective territories. We cannot assure you that any future drug candidates developed by us, alone or with others, or that any further indications or patient populations for TAVNEOS will be determined to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive regulatory approval.

Outside the United States, our ability, or that of our collaborative partners, to market a drug product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks and costs associated with FDA approval described above and may also include additional risks and costs, such as the risk that such foreign regulatory authorities, which can have different regulatory and clinical trial requirements, interpretations and guidance from the FDA, may require additional clinical trials or data for approval of a drug candidate, any of which could result in delays, significant additional costs or failure to obtain such regulatory approval. For example, there can be no assurance that we or our collaborative partners will not have to provide additional information or analysis to regulatory authorities in the United States or abroad, or conduct additional clinical trials, before receiving approval to market drug candidates or previously approved products for additional indications or patient populations.

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

While we received approval for TAVNEOS from the FDA for the indication of adjunctive treatment for adult patients with severe active ANCA-associated vasculitis in combination with standard therapy including glucocorticoids, and not for the elimination of glucocorticoid use, TAVNEOS is not indicated to treat any other conditions or patient populations. We are prohibited from promoting TAVNEOS for any other indication unless we are granted FDA approval for such indication. The FDA strictly regulates the promotional claims that may be made about prescription drug products, and TAVNEOS may not be promoted for uses that are not approved by the FDA as reflected in its approved labeling. If we are not able to obtain FDA approval for any desired future indications for our drug products and drug candidates, our ability to effectively market and sell our drug products may be reduced and our business may be adversely affected.

While physicians may choose to prescribe drug products for uses that are not described in the drug product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, we are prohibited from marketing and promoting the drug products for indications that are not specifically approved by the FDA. These “off-label” uses are common across medical specialties and, in the opinion of the prescribing physician, may constitute an appropriate treatment for some patients in varied circumstances. FDA generally does not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine with certain limited exceptions. Regulatory authorities do, however, restrict promotional communications by biotechnology or pharmaceutical companies on unapproved uses. If the FDA determines that our promotional activities constitute promotion of an unapproved use of our products, it could request that we modify our promotional materials and subject us to FDA regulatory or enforcement actions as well as actions by other agencies, including issuance of warning letters or untitled letters, suspension or withdrawal of an approved drug product from the market, mandatory or voluntary recalls, civil fines, disgorgement of money, operating restrictions, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement, injunctions or criminal prosecution, any of which could significantly harm our business.

Even though we have obtained regulatory approval for TAVNEOS, and even if we obtain approval for any of our drug candidates, we or our collaborative partners will still face extensive regulatory requirements and our drug products may face future development and regulatory challenges.

Even though we have obtained regulatory approval for TAVNEOS, and even if we obtain additional regulatory approvals for any of our drug candidates, our drug products and manufacturing operations will remain subject to continual review by the FDA and foreign regulatory authorities. Regulatory approvals that we have received for TAVNEOS are subject to limitations on the indicated uses for which the drug product may be marketed and the FDA approval includes requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the drug product; similar limitations are possible for any regulatory approvals for future indications or patient populations for TAVNEOS or for any future drug candidates, and such regulatory approvals may also include post-marketing requirements or commitments, in addition to those that we are currently subject to with respect to TAVNEOS. The FDA and foreign regulatory authorities also have authority to require a risk evaluation and mitigation strategy, or REMS, or risk management plan, or similar risk management measures as part of an NDA, sNDA, marketing authorization application, or MAA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug product, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria or requiring treated patients to enroll in a registry. In addition, we are subject to extensive and ongoing post-approval regulatory requirements by the FDA and foreign regulatory authorities regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our drug products. The FDA and foreign regulatory authorities, strictly regulate the promotional claims that may be made about prescription drug products. In particular, a drug product may not be promoted for uses that are not approved by the FDA or other foreign regulatory authorities as reflected in the drug product's approved labeling. For example, TAVNEOS was approved by the FDA in October 2021 as an adjunctive treatment for adult patients with severe active ANCA-associated vasculitis in combination with standard therapy including glucocorticoids, and not for the elimination of glucocorticoid use and by the European Commission in January 2022 in combination with a rituximab or cyclophosphamide regimen for the treatment of adult patients with severe active GPA or MPA. Even though we have obtained approved for TAVNEOS in these indications, and even if we receive regulatory approval for any of our drug candidates, physicians may nevertheless prescribe our drug products to their patients in a manner that is inconsistent with the approved label. However, if we are found to have promoted such unapproved uses, we may become subject to significant liability and government fines.

In addition, manufacturers of drug products are required to comply with cGMP or similar foreign regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must authorize manufacturing facilities before they can be used to manufacture our drug products, and such facilities will remain subject to continual review and periodic inspections by the FDA and foreign regulatory authorities for compliance with cGMP regulations.

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
•
refusal to approve pending applications seeking regulatory approval for new drug products or supplements to approved applications submitted by us;
•
product recalls;
•
drug product detentions or seizures; or
•
refusal to allow us to enter into supply contracts, including government contracts.

In addition, state laws and regulations impacting pharmaceutical manufacturers continue to emerge with different requirements, including state registrations for manufacturers or distributors, laws governing marketing practices (for example, requiring codes of conduct, prohibiting or limiting certain marketing practices (including those that are otherwise permissible in other states), requiring the registration of or additional compliance requirements for sales professionals, disclosure of marketing expenditures or transfers of value to healthcare professionals and other organizations), pricing disclosures or pricing restrictions, and other compliance obligations.

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

For instance, the EU has adopted the Clinical Trials Regulation, or CTR, in April 2014, which became applicable on 31 January 2022. The CTR will be directly applicable in all EU member states, repealing the current Clinical Trials Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new CTR becomes applicable. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized EU portal and database.

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU, and the UK Medicines and Healthcare products Regulatory Agency, or MHRA, currently has an open consultation for proposals for legislative changes for clinical trials . The existing UK regulatory framework in relation to clinical trials is derived from the EU Clinical Trials Directive (as implemented into UK law, through secondary legislation). A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost and burden of conducting clinical trials in the UK as opposed to other countries.

Additionally, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected to be adopted by the European Commission by the end of 2022. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024) may have a significant impact on the biopharmaceutical industry in the long term.

Undesirable side effects caused by TAVNEOS could impact our ability to market and derive revenue from TAVNEOS, and such side effects or adverse events associated with TAVNEOS or any drug candidate could compromise our ability to develop our drug products or drug candidates.

As we commercialize TAVNEOS, or conduct additional clinical trials on TAVNEOS or our drug candidates, these efforts could reveal a high and unacceptable incidence and severity of undesirable side effects. Undesirable side effects could adversely affect patient enrollment in clinical studies, cause us or regulatory authorities to interrupt, delay or halt clinical studies or result in the delay, denial or withdrawal of regulatory approval by the FDA or foreign regulatory authorities. Undesirable or adverse side effects also could result in regulatory authorities mandating a more restrictive prescribing label for the drug product, which, in turn, could limit the market acceptance of the drug product even if approved for marketing and commercialization.

Drug-related side effects could result in potential product liability claims. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations, business and financial condition. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, significant negative media attention, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our current drug product or any future drug product, product recalls, restrictions on labeling, marketing or promotion, decreased demand for our drug products, if approved for marketing, and loss of revenue.

Additionally, if we or others later identify undesirable side effects caused by either TAVNEOS or any drug candidate, either in the post-marketing setting or in clinical trials, a number of potentially significant negative consequences could result, including but not limited to:

•
the delay, prevention or withdrawal of approvals by regulatory authorities;
•
the requirement of additional warnings or other language in the prescribing label;
•
the requirement of a REMS plan or similar risk management measures;
•
litigation and the potential to be held liable for harm caused to patients;
•
the recall or withdrawal of the drug product;
•
fines, injunctions, or imposition of civil or criminal penalties; and
•
an adverse effect on our reputation.

Any of these events could prevent us from achieving or maintaining market acceptance of TAVNEOS or any other drug product for which we obtain approval, and could significantly harm our business, results of operations, financial condition and prospects.

If any of our drug candidates receives regulatory approval and we or others later identify undesirable side effects caused by the drug candidate, our ability to market and derive revenue from such drug candidate could be compromised.

If after regulatory approval any drug product, we or others later identify undesirable side effects caused by one of our drug products, any of the following events could occur:

•
regulatory authorities may withdraw their approval of the drug product or seize the drug product;
•
we may be required to recall the drug product or change the way the drug product is administered or its packaging;
•
additional restrictions may be imposed on the marketing of the particular drug product, including a REMS or revisions to the approved indication or patient populations, or the manufacturing processes;
•
we may be subject to fines, injunctions or the imposition of penalties;
•
regulatory authorities may require updates to the product labeling, such as a Boxed Warning or inclusion of additional safety information, contraindications, and/or warnings in revised labeling;
•
we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
•
we could be sued and held liable for harm caused to patients;
•
the drug product may become less competitive; and
•
our reputation may suffer.

Any of these could result in the loss of significant revenues, which would materially and adversely affect our results of operations and business.

TAVNEOS and any drug candidates that do obtain regulatory approval may never achieve market acceptance or commercial success.

Even with the requisite approvals from the FDA and foreign regulatory authorities, the commercial adoption of TAVNEOS in the United States for the adjunctive treatment for adult patients with severe active ANCA-associated vasculitis, specifically GPA and MPA, in combination with standard therapy including glucocorticoids, and not for the elimination of glucocorticoid use, in Japan for the treatment of patients with MPA and GPA, in the EU in combination with a rituximab or cyclophosphamide regimen for the treatment of adult patients with severe active GPA or MPA, and any other indications for which we obtain approval and drug candidates we may develop and for which we obtain approval, will depend on the degree of their acceptance by physicians, patients, third-party payors and others in the medical community. If TAVNEOS or any drug candidates we develop and for which we obtain approval do not achieve an adequate level of market acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of TAVNEOS or any drug candidates we develop, if approved for commercial sale, will depend on a number of factors, some of which are beyond our control, including:

•
the safety and efficacy of the drug candidate as demonstrated in clinical trials;
•
the perception of physicians, patients, third-party payors and others in the medical community of the relative safety, efficacy, convenience, effect on quality-of-life and cost-effectiveness of the drug product, and as compared to those of other available treatments;
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

•
the effectiveness of our sales and marketing efforts;
•
the prevalence and severity of any side effects, including those that may be discovered following approval and commercialization;
•
the willingness of the target patient population to try new treatments and of physicians and healthcare organizations to prescribe these treatments or change treatment practices;
•
the strength of marketing and distribution support and timing of market introduction of competitive drug products;
•
the publicity concerning our drug products or competing drug products and treatments;
•
drug product liability litigation alleging injuries relating to our drug products or similar classes of drugs;
•
any post-approval study requirements for our drug products and the results thereof; and
•
sufficient third-party insurance coverage and reimbursement, including acceptance by government payors.

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

We cannot guarantee that TAVNEOS or any drug candidates we may seek to develop will ever be commercially successful, and to the extent they are not commercially successful, such drug candidates would incur significant expense with lower than expected or no corresponding revenue. Because we expect the sales of TAVNEOS to generate substantially all of our revenue for the foreseeable future, the failure of TAVNEOS to find market acceptance would substantially harm our business and could require us to seek additional financing.

Vifor and any sublicensees may not be able to successfully commercialize and launch TAVNEOS in their territories.

We have entered into the Avacopan Agreement with Vifor for development and commercialization of TAVNEOS outside of the United States, and Vifor has in turn sublicensed its right to commercialize TAVNEOS in Japan to its sublicensee Kissei. We retain commercialization rights to TAVNEOS in the United States. To the extent we rely directly or indirectly on third parties, such as Vifor, for marketing and distributing our approved drug candidates, any revenue we receive will depend upon the efforts and capabilities of third parties, which may not be successful and are only partially within our control. When working with marketing partners, our drug product revenue is likely to be lower than if we directly marketed or sold our drug products. In each territory, many of the risk factors related to government approval, market acceptance and commercial success also apply in those territories. There may also be additional risks in those countries related to unique government payer or pricing systems, healthcare organization or structure of specialty care, regulatory and enforcement priorities of agencies within the territory, existing or future restrictions on importation of certain materials or materials from certain countries, governmental changes or instability, protection of intellectual property or changes to the competitive environment, and compliance by Vifor and its sublicensees with local rules and regulations. These factors may negatively impact the commercialization of TAVNEOS, which would adversely impact our business.

Even if successful in commercializing TAVNEOS in a given territory, Vifor or any of these sublicensees may be acquired or experience other corporate changes which may shift their business strategy with respect to any particular territory or therapeutic area. Vifor and any sublicensees may terminate any agreement pursuant to the relevant contract.

Forecasting potential sales for any of our drug product or drug candidates will be difficult, and if our projections are inaccurate, our business may be harmed and our stock price may be adversely affected.

Our business planning requires us to forecast or make assumptions regarding product demand and revenues for any of our approved drug candidates, despite numerous uncertainties. These uncertainties may be increased if we rely on our collaborators or other third parties to conduct commercial activities in certain jurisdictions and provide us with accurate and timely information. Actual results may differ materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:

•
the efficacy and safety of our drug products, including as relative to marketed products and drug candidates in development by third parties;
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
•
uncertainty relating to when the drug product may become commercially available to patients in a particular jurisdiction and rate of adoption; and
•
products provided without compensation through patient support programs or product sample programs, may not eventually result in or contribute to revenue-producing prescriptions.

We expect that our revenues from sales of our drug products will be based in part on estimates, judgment and accounting policies. Any incorrect estimates or disagreements with regulators or others regarding such estimates, judgment or accounting policies may result in changes to our guidance, projections or previously reported results. Expected and actual product sales and quarterly and other results may greatly fluctuate, including in the near-term, and such fluctuations can adversely affect the price of our common stock, perceptions of our ability to forecast demand and revenues, and our ability to maintain and fund our operations. The metrics that we are tracking in order to evaluate the success of our sales efforts may not correlate to commercial success, particularly given the challenging market for branded drugs, specialty drugs and rare disease treatments.

We are continuing to further develop our commercialization infrastructure in the United States. If we are unable to develop or maintain an effective sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our drug products.

In order to market any approved products, we must build and maintain our sales, marketing, managerial and other non-technical capabilities, or make arrangements with third parties to perform these services. We have entered into the Avacopan Agreement with Vifor for development and commercialization of TAVNEOS outside of the United States and Vifor has in turn sublicensed its right to commercialize TAVNEOS in Japan to its sublicensee Kissei. We retain commercialization rights to TAVNEOS in the United States. To the extent we rely directly or indirectly on third parties such as Vifor for marketing and distributing our approved drug candidates, any revenue we receive will depend upon the efforts and capabilities of third parties, which may not be successful and are only partially within our control. When working with marketing partners, our drug product revenue is likely to be lower than if we directly marketed or sold our drug products. Future collaborators may fail to develop or effectively commercialize our drug candidates because they cannot obtain necessary regulatory approvals, development or commercialization is not commercially reasonable, they elect to pursue competitive drug products outside of the collaboration, or for other reasons. If we are unable to enter into arrangements with third parties to commercialize any approved drug products on acceptable terms or at all, we may not be able to successfully commercialize our present or future drug products or we will have to market these drug products ourselves, which will be expensive and require us to build our own commercial infrastructure in foreign jurisdictions, which we do not have experience doing. We cannot assure you we will be successful in any of these initiatives. If we are not successful in commercializing our drug products, either on our own or through collaborations with third parties, any future drug product revenue will be materially adversely affected.

The development of new drug products is a highly risky undertaking which involves a lengthy process, and our drug product discovery and development activities therefore may not result in further drug products or additional indications for approved products that are approved for marketing and sale by the applicable regulatory authorities on the time schedule we have planned, or at all, or result in substantial payments to us.

Although we have obtained regulatory approval for TAVNEOS in the United States, Japan and the European Union, many of our pipeline drug candidates are in the early stages of drug discovery or are in clinical trials or, with respect to TAVNEOS, are in research programs for potential additional indications, and are prone to the risks of failure inherent in drug development. Similarly, additional indications for our most advanced program, TAVNEOS, are at different stages of development, including preclinical studies or clinical trials. We will need to conduct significant additional preclinical studies and clinical trials for many of our drug candidates or future indications before we can demonstrate that such drug candidates or approved products are safe and effective for the proposed indications to the satisfaction of the FDA, the European Medicines Agency, or EMA, and other regulatory authorities. Preclinical studies and clinical trials are expensive and uncertain processes that take years to complete. For example, we incurred significant expenses related to the IND submission and the completed single ascending dose Phase I clinical trial for CCX915, our first generation CCR2 drug candidate, which did not advance into Phase II clinical trials because its pharmacokinetic, or PK, properties in humans did not meet our expectations. Failure can occur at any stage of the process, and we cannot assure you that any of our drug candidates will demonstrate safety and efficacy in clinical trials or result in commercially successful drug products.

We cannot assure you that our ongoing clinical trials or any future clinical trial of any of our drug products or drug candidates will be completed on schedule, or at all, or whether our planned clinical trials will start in a timely manner. The commencement of our planned clinical trials could be substantially delayed or prevented by a number of factors, including:

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
•
the limited number of, and competition for, suitable participants for enrollment in the clinical trials;
•
the FDA or foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
•
obtaining regulatory authorizations to commence a trial; or
•
the continuing impact of COVID-19 and governments response to COVID-19 on any of the previously mentioned factors for us or third-party contractors.

The completion of our clinical trials could also be substantially delayed or prevented by a number of factors, including:

•
changes to clinical trial protocols;
•
slower than expected rates of participant recruitment and enrollment;
•
failure of participants to complete the clinical trials;
•
failure of our third party vendors to timely or adequately perform their contractual obligations relating to the clinical trials or in accordance with regulatory requirements;
•
inability or unwillingness of participants or medical investigators to follow our clinical trial protocols;
•
inability to monitor participants adequately during or after treatment;

•
termination of the clinical trials by one or more clinical trial sites;
•
unforeseen safety issues;
•
occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•
patients choosing an alternative treatment for the indication for which we are developing our drug candidates, or participating in competing clinical trials;
•
selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
•
lack of efficacy demonstrated during clinical trials;
•
lack of adequate funding to continue the clinical trials;
•
the need for unexpected discussions with the FDA, EMA or other foreign regulatory authorities regarding the scope or design of our clinical trials or the need to conduct additional trials;
•
unforeseen delays by the FDA, EMA or other foreign regulatory authorities after submission of our results;
•
a facility manufacturing our drug candidates or any of their components being ordered by the FDA or foreign regulatory authorities to temporarily or permanently shut down; any changes to our manufacturing process that may be necessary or desired;
•
any changes to our manufacturing process that may be necessary or desired; or
•
third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
•
the continuing impacts of COVID-19 and governments responses to COVID-19 on the healthcare system and treatment centers, supply chains, the global economy, and cross-border transactions and business continuity for us or third-party contractors.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs or ethics committees of the institutions in which such trials are being conducted, the Data Safety Monitoring Board, or DSMB, for such trial or the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Any failure or significant delay in completing clinical trials for our drug products or drug candidates would harm the commercial prospects for our drug products or drug candidates and adversely affect our financial results.

Additionally, changes in regulatory requirements and guidance or other external circumstances may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to regulatory agencies and ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our drug products or drug candidates may be harmed and our ability to generate drug product revenues will be reduced or delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a drug candidate or of a proposed use for a drug product.

If we are required to suspend or discontinue clinical trials due to side effects or other safety risks, or if we obtain unfavorable results in our post-marketing studies of TAVNEOS or any future studies of the long-term effects associated with the use of our drug candidates, our efforts to commercialize our drug products could be delayed or halted.

Our clinical trials may be suspended or terminated at any time for a number of safety-related reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that our drug candidates or drug products present an unacceptable safety risk or lack of efficacy to the clinical trial participants in the proposed use. In addition, IRBs or regulatory authorities may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to participants. Administering any drug candidate or drug product to humans may produce undesirable side effects. The existence of undesirable side effects resulting from our drug candidates or drug products could cause us or regulatory authorities, such as the FDA, to interrupt, delay or halt clinical trials of our drug candidates or drug products and could result in the FDA or foreign regulatory authorities denying further development or approval of our drug candidates or drug products for any or all targeted indications.

Further, chemokine receptors and chemoattractant receptors are a novel class of targets. As a result, we may experience unforeseen adverse side effects with our existing drug products and drug candidates and future drug candidates for such targets, including TAVNEOS and CCX507. As of the date of this Annual Report on Form 10-K, nine of our drug candidates have been tested in human beings. Later trials could reveal unforeseen adverse events. The safety PK results from preclinical studies may not be indicative of results observed in subsequent clinical trials. We have not completed studies on the long-term effects associated with the use of our drug candidates. Completion of studies of these long-term effects may be required prior to regulatory approval and would delay our introduction of our drug candidates into the market. Further, post-marketing studies could also be required at any time after regulatory approval of any of our drug products. For example, the FDA issued post-marketing requirements and post-marketing commitments upon the approval of TAVNEOS, which includes post-marketing studies. Absence of long-term data may also limit the approved uses of our drug products to short-term use, particular indications or limited patient populations. Some or all of our drug products or drug candidates may prove to be unsafe for human use.

Undesirable side effects caused by our drug products or drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or other regulatory authorities. Drug-related side effects could affect participant recruitment or the ability of enrolled participants to complete a trial or result in potential drug product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Given the serious nature of the conditions we are treating in our clinical trials, and the multiple concomitant medications including our active drug candidates that our participants are treated with, adverse events have been reported in our clinical studies. While such adverse events may be found to be not related to our drug product or drug candidates, such events may create a negative safety perception and may require warnings or other safety-related language in product labeling and marketing where attribution cannot be definitively established. In post-marketing monitoring for approved products, as greater numbers of patients use a drug product following its approval, an increase in the incidence or severity of side effects or the incidence of other post-approval problems that were not seen or anticipated during pre-approval clinical trials could result in a number of potentially significant negative consequences, including that regulatory authorities may withdraw their approval of the drug product, regulatory authorities may require the addition of labeling statements, limitations of use or contraindications, or inclusions of additional safety information or warnings (including Boxed Warnings), or impose additional safety monitoring or reporting requirements. We may also be required to change the way the drug product is administered, its packaging or to conduct additional and potentially costly clinical trials, be required to implement a REMS or similar risk management measures. For example, the FDA has required us to create a medication guide for TAVNEOS outlining the risks of adverse events for distribution to patients. In addition, we could be sued and held liable for harm caused to patients, and our reputation may suffer. Any of these events could substantially increase the costs and expenses of developing, commercializing and marketing any such drug candidates or could harm or prevent sales of any approved drug products.

Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial.

We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our drug candidates, or our drug products for new indications, may be harmed, which could harm our business, operating results, prospects or financial condition.

Even though we have obtained orphan drug designation and orphan drug exclusivity for TAVNEOS in the United States, Japan and EU in the disease for which it is approved, we may not be able to obtain orphan drug designation or orphan drug exclusivity for other indications of TAVNEOS for which we pursue development or for any drug candidates, and we may not be able to maintain orphan drug exclusivity for TAVNEOS, or maintain orphan drug exclusivity for any drug candidate for which we obtain orphan drug exclusivity.

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

If a drug that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the drug is entitled to orphan drug marketing exclusivity for a period of seven years. TAVNEOS received orphan drug exclusivity for its indication in ANCA-associated vasculitis, with the seven years starting from the date of approval. Orphan drug marketing exclusivity generally prevents the FDA from approving another application, including a full NDA, to market the same drug or biological product for the same disease or condition for seven years, except in limited circumstances, including if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug marketing exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Orphan drug marketing exclusivity rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if its sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for marketing authorization, and the designation is reviewed at the time of marketing authorization approval to determine if the status is maintained.

In the EU, orphan drug designation entitles an applicant to financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to ten years of market exclusivity for the approved therapeutic indication, which means that the EMA and European Commission cannot accept another marketing authorization application, grant a marketing authorization, or accept an application to extend a marketing authorization for a similar product for the same indication for a period of ten years. TAVNEOS received approval in the EU in January 2022, and the orphan drug designation was reviewed at that time. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan designation, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the threshold. Additionally granting of an authorization for another similar orphan medicinal product where another product has market exclusivity can happen at any time: (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant cannot supply enough orphan medicinal product or (iii) where the applicant consents to a second orphan medicinal product application.

In Japan, orphan designation is applied for and received for an indication under development. Up to 10 years of orphan exclusivity, known as the re-examination period, is granted for the product after approval. TAVNEOS received orphan designation in March 2019. At the time of approval in Japan in September 2021, TAVNEOS received a 10-year re-examination period. The orphan drug exclusivity may be rescinded by the Japanese government in certain circumstances.

The FDA granted orphan drug designation for TAVNEOS for the treatment of C3G and ANCA-associated vasculitis, including GPA, formerly known as Wegener’s granulomatosis, MPA and Churg-Strauss syndrome. Upon approval of TAVNEOS by the FDA as an adjunctive treatment for adult patients with severe active ANCA-associated vasculitis in combination with standard therapy including glucocorticoids the FDA granted us orphan drug exclusivity, which means that the FDA cannot approve the same drug for the same disease or condition for a period of seven years, except where a subsequent applicant for the same drug demonstrates that its product is clinically superior to TAVNEOS or we otherwise are unable to assure sufficient quantities. The scope of the exclusivity may also be challenged. In November 2014, the European Commission granted orphan drug designation for avacopan for the treatment of GPA and MPA, and, in June 2017, for the treatment of C3G. Upon approval, the orphan drug designation status was determined to be maintained. TAVNEOS also received a 10 year re-evaluation period for market exclusivity in Japan at approval in September 2021. However, we cannot assure you that we will be able to maintain orphan drug exclusivity for TAVNEOS in the U.S., in the EU, and Japan or that we will be able to obtain or maintain orphan drug exclusivity for any of our drug candidates, if they are approved for any orphan-designated use in any jurisdiction, in a timely manner or at all, or that a competitor will not obtain orphan drug exclusivity that could block the regulatory approval of any of our drug candidates for several years. If we are unable to maintain or obtain orphan drug exclusivity, our ability to generate sufficient revenues may be negatively affected. If a competitor is able to obtain orphan drug exclusivity that would block our drug candidates’ regulatory approval, our ability to generate revenues would be significantly reduced, which would harm our business prospects, financial condition and results of operations.

We rely on third party contract manufacturing organizations to manufacture and supply TAVNEOS and drug candidates for us, and drug product manufacturing must meet regulatory requirements. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers. We may also face delays in the development and commercialization TAVNEOS or any of our drug candidates or be unable to meet demand for or contractual obligations related to TAVNEOS.

We currently have limited experience in, and we do not own facilities for, manufacturing TAVNEOS or our drug candidates. We rely upon third party contract manufacturing organizations to manufacture and supply larger quantities of TAVNEOS and these drug candidates. The manufacture of pharmaceutical products in compliance with cGMP or similar foreign requirements requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the drug candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA cGMP requirements, other federal and state regulatory requirements, and foreign regulations. Raw materials for the synthesis of our API are sourced globally. If the manufacturers of our raw materials and pharmaceutical products were to encounter any difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study drugs in our preclinical studies and clinical trials would be jeopardized. Any delay or interruption in the supply of preclinical study or clinical trial materials could delay the completion of our preclinical studies and clinical trials, increase the costs associated with maintaining our preclinical study and clinical trial programs and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the studies and trials completely. Further, pursuant to our manufacturing and supply agreement entered into with Vifor, we are required to timely supply avacopan to Vifor that meets the specifications set out under the manufacturing and supply agreement. If the manufacturers of our product are unable to provide supply that meets such specifications or if a delay or interruption makes us unable to deliver supply to Vifor in a timely manner then we could face contractual penalties.

All manufacturers of our drug products and drug candidates must comply with cGMP requirements enforced by the FDA through its facilities inspection program. Similar requirements apply in foreign jurisdictions. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our component materials may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or foreign regulatory authorities at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of drug products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in drug product approval, product seizure or recall, or withdrawal of drug product approval. If the safety of any drug product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our drug products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our drug candidates or entail higher costs or impair our reputation.

We currently rely on a single source supplier for API and drug product for each of our drug products and drug candidates. In the event that we and our suppliers cannot agree to the terms and conditions for them to provide some or all of our API clinical and commercial supply needs, or if any single source supplier terminates the agreement in response to a breach by us, or if a supplier is not able to timely provide us with API and drug product, we would not be able to manufacture the API on a commercial scale until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, TAVNEOS and our drug candidates. For example, public health epidemics, such as the ongoing coronavirus pandemic, may impact the ability of our existing or future suppliers to provide us with preclinical study or clinical trial materials.

Although alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for alternative suppliers, which could have a material adverse effect on our business. New suppliers of any API would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing such ingredients. Obtaining the necessary FDA approvals or other approvals or qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.

We rely on third parties to conduct all our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our drug candidates or drug products.

We currently do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as clinical research organizations, or CROs, to conduct clinical trials on our drug products and drug candidates. The third parties with which we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with GCP requirements for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

In addition, the execution of preclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. In most cases, these third parties may terminate their agreements with us upon 30 days’ prior written notice of a material breach by us that is not cured within 30 days. Many of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency or our failure to comply with applicable laws. In general, these agreements require such third parties to reasonably cooperate with us at our expense for an orderly winding down of services of such third parties under the agreements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCP, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be costly, and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the drug candidate or drug product or indication for a drug product being tested in such trials.

We will need additional financing and may be unable to raise capital on acceptable terms, or at all, when needed, which would force us to delay, reduce or eliminate our research and development programs and other operations or commercialization efforts.

We are advancing multiple drug candidates through discovery and development and will require substantial funds to conduct development, including preclinical studies and clinical trials, of our drug candidates and drug products. Commercialization of TAVNEOS and any drug candidate, if approved, or new indications for approved products will also require substantial expenditures. Our ability to develop and commercialize our drug candidates and drug products will depend upon our ability to identify financing or collaboration arrangements and there can be no assurance that we will be successful in identifying or implementing any such arrangement.

As of December 31, 2021, we had approximately $363.4 million in cash, cash equivalents, restricted cash and investments, excluding an additional $30.0 million we may borrow through December 15, 2022 under the amended and restated credit facility, or Restated Credit Facility, with Hercules Capital, Inc., or Hercules. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least 12 months following our financial statement issuance date, March 1, 2022. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

Until we can generate a sufficient amount of product sales to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, our credit facility, government grants and contracts and/or strategic collaborations. Additional financing may not be available to us when we need it or it may not be available on favorable terms, if at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or our commercialization efforts. We may be required to enter into collaborative partnerships for one or more of our drug candidate programs at an earlier stage of development or on less favorable terms, which may require us to relinquish rights to some of our drug candidates that we would otherwise have pursued on our own.

The terms of our credit facility place restrictions on our operating and financial flexibility.

We have entered into the Restated Credit Facility with Hercules, which is secured by substantially all of our assets, excluding intellectual property, pursuant to which we may borrow up to an aggregate principal amount of $120.0 million, subject to certain terms and conditions. The outstanding principal balance under the credit facility was $5.0 million at December 31, 2021.

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

We may form additional strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our programs that we believe will complement or augment our existing business. For example, we entered into collaboration and license agreements with Vifor for the development and commercialization of TAVNEOS and CCX140 and there is no guarantee that Vifor will be successful in the development and commercialization of TAVNEOS either by itself or through any third parties with which it may partner or sublicense. We face significant competition in seeking appropriate strategic partners or other alternative arrangements and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any current or future drug candidates and programs because our research and development pipeline may be insufficient, our drug candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. For example, Vifor has the right to terminate the Avacopan Agreement and the CCX140 Agreement at its convenience, in which case we would not receive further payments under such agreements. Any delays in entering into new strategic partnership agreements related to our drug candidates could also delay the development and commercialization of our drug candidates or drug products and reduce their competitiveness even if they reach the market.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, including acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of our management. In addition, the integration of any business, drug product or product candidate that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

Key elements of our proprietary suite of drug discovery technologies, known as EnabaLink, including our RAM screening technology, are proprietary approaches to the discovery and development of new drug candidates and may not result in the discovery of small molecule compounds of commercial value.

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

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the pharmaceutical, biotechnology and other related markets that are researching and marketing products designed to address autoimmune diseases, inflammatory disorders, and cancer. Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include, but are not limited to, AbbVie, Amgen, AstraZeneca (including Alexion, now AstraZeneca Rare Disease), Aurinia, Bayer, Biogen, Elan, GlaxoSmithKline, Johnson & Johnson, Mallinckrodt, Merck, Merck Serono, Novartis, Pfizer, Travere, Roche/Genentech, Sanofi, Sarfez, Takeda and Teva. In addition, in some instances we may face competition from companies that sell generic versions of approved drugs that are part of the current SOC. Many or all of these established competitors are also involved in research and drug development regarding various chemokine receptors. Pharmaceutical and biotechnology companies which are known to be involved in chemokine and chemoattractant research and related drug development include, but are not limited to, Pfizer, GlaxoSmithKline, Bristol-Myers Squibb, Merck, Takeda, Sanofi, Incyte, AstraZeneca (including Alexion, now AstraZeneca Rare Disease), Allergan, Appellis, Omeros, InflaRx, X4 Pharmaceuticals, Mitsubishi Tanabe, Biolinerx, Akari Therapeutics and UCB Pharma, among others.

We have developed or are developing small molecule therapeutics that will compete with other drugs and alternative therapies that are currently marketed or are being developed to treat ANCA-associated vasculitis, C3G, HS, LN and other renal disease, other autoimmune diseases, metabolic diseases, inflammatory disorders, and cancer. Similarly, other future drug candidates we are pursuing would compete against numerous existing and established drugs and potentially against other novel drugs and therapies that are currently in development. See “Item 1. Business—Competition.” We also anticipate that we will face increased competition in the future as new companies enter into our target markets and scientific developments surrounding the chemokine system continue to develop.

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

We may be subject to costly product liability claims related to our clinical trials and drug products or drug candidates and, if we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material product liability claim could adversely affect our financial condition.

Because we are currently marketing TAVNEOS and because we are conducting clinical trials with human participants, we face the risk that the use of TAVNEOS or our drug candidates may result in adverse side effects to participants and to otherwise healthy volunteers in our clinical trials. Although we have product liability insurance for up to $10.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer, and we will be required to increase our product liability insurance coverage for our advanced clinical trials that we plan to initiate. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. An individual may bring a product liability claim against us if one of our drug candidates or products causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

•
withdrawal of clinical trial volunteers, investigators, participants or trial sites;
•
the inability to commercialize our drug products or drug candidates;
•
decreased demand for our drug products or drug candidates;
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

If we raise additional capital by issuing equity securities or convertible debt securities, then our existing stockholders’ ownership will be diluted and the terms of any new equity securities may have preferences over our common stock. If we raise additional capital through the issuance of debt securities, the debt will have rights senior to the holders of our common stock and may contain covenants that restrict our operational flexibility or impose liens or other restrictions on our assets, in addition to the restrictions imposed by our credit facility with Hercules. In addition, the terms of future financings may restrict our ability to raise additional capital, which would delay or prevent the further development or commercialization of our drug products or drug candidates. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our current drug candidates, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and we may be required to delay, significantly curtail or eliminate the development of one or more of our drug candidates.

We are highly dependent on skilled and experienced management team members and other personnel to operate our business effectively. If we are not successful in attracting, motivating and retaining skilled and experienced management team members and other personnel, we may not be able to successfully implement our business strategy and our business will suffer. Additionally, we require skilled employees, which may be difficult to recruit and retain in a competitive market. If we are unable to recruit and retain skilled employees with appropriate experience throughout the organization, our business strategy and our business will suffer.

We may not be able to attract or retain skilled and experienced management and commercial, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay area. Our industry has experienced a high rate of turnover of personnel in recent years. If we are not able to attract, motivate and retain the necessary skilled and experienced personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

As with our management team, we also require skilled employees throughout the organization in order to maintain operations and execute on our business strategies. As of December 31, 2021, we had 178 full-time employees. We will need to continue to recruit or retain employees in important functions that contribute to business success: For example, we need employees with appropriate skills and experience to:

•
manage our sales, marketing and distribution capabilities;
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

We are exposed to risks associated with reduced profitability and the potential financial instability of our collaboration partners or customers, many of which may be adversely affected by volatile conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, our collaboration partners or customers may experience reductions in revenues, profitability and/or cash flow that could lead them to reduce their support of our programs or financing activities. If collaboration partners or customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. This, in turn, could adversely affect our financial condition and liquidity. In addition, if economic challenges in the United States result in fewer individuals pursuing or being able to afford our products, our business, results of operations, financial condition and cash flows could be adversely affected.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants, vendors and collaboration partners may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: FDA regulations, including those that require the reporting of true, complete and accurate information to the FDA; manufacturing standards we have established; federal and state healthcare fraud and abuse laws and regulations; and laws that require the reporting of true, complete and accurate financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These activities could also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, costly and highly restrictive settlements, Corporate Integrity Agreements, or monitorships, monetary fines, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical pandemics and epidemics, such as the ongoing coronavirus outbreak, and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our corporate headquarters is located in California and certain clinical sites for our drug candidates, operations of our existing and future partners and suppliers are or will be located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant partners, suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural or manmade disaster.

The ongoing pandemic of novel coronavirus disease 2019, or COVID-19, and its variants could adversely impact our business, commercial and manufacturing operations, financial condition, demand for our drug products, preclinical studies and clinical trials, and the extent of such impacts are unpredictable and unknown.

In December 2019, a disease caused by a novel strain of coronavirus, COVID-19, was first reported in Wuhan, China. and has since become a global pandemic. As COVID-19 and its variants have evolved into a worldwide pandemic, it has resulted in adverse effects in the global economy and financial markets, such as significant declines in the global stock markets. COVID-19 and its respective variants continue to spread globally and have spread to nearly every country and region in the world, including those in which we have active clinical trial sites or contract manufacturing sites. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. For example, we have and may continue to experience reduced access to clinicians to educate them about our drug products and the potential for slower uptake, and our customers and third-party contractors have and may continue to experience supply chain issues and employee staffing problems. Further, we may experience limitations on employee resources in the future, including because of sickness of employees or their families or due to enforcement of our vaccination policy. The effects of evolving government actions and our own policies and those of third parties to reduce the spread of COVID-19 have and may continue to negatively impact productivity and slow down or delay our commercial operations, ongoing and future clinical trials, preclinical studies and research and development activities, and have caused, and may further cause, disruptions to our supply chain and may impair our ability to execute our business development strategy.

As the COVID-19 pandemic continues to spread around the globe, including through the appearance of new variants that are more contagious or against which existing vaccines and treatments are less effective, we may experience disruptions that could severely impact our business and sales, manufacturing operations, preclinical studies and clinical trials, including:

•
delays or difficulties in enrolling and retaining participants in our clinical trials;
•
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•
interruption of key clinical trial activities, such as (i) clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, (ii) interruption of clinical trial subject visits and study procedures, or (iii) difficulties in collecting study data in accordance with clinical trial protocols due to participants’ inability or unwillingness to travel or site closures, which may impact the integrity of subject data and clinical study endpoints;
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
•
limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies or clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people or loss of employees who are unwilling to comply with our vaccination policy;

•
business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, staffing shortages, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions affecting us, our customers and third party contractors;
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
•
refusal of the FDA to accept data from clinical trials in affected geographies outside the United States or other challenges related to site data;
•
delays to or impacts on the successful commercial launch of TAVNEOS or any other drugs for which we receive approval due to decreases in business travel, live customer interactions, reduced clinical staffing, or reduced access for marketing to educate clinicians about our products resulting in the potential for slower uptake;
•
changes in patterns of healthcare provision to our targeted patient populations, including diversion of healthcare resources away from regularly scheduled patients and delays for appointments and healthcare, and reluctance from patients to visit healthcare practices or healthcare settings;
•
interruption or delays to our discovery and development pipeline; and
•
continued volatility in our and other biopharmaceutical companies’ shares of common stock, which may result in difficulties raising capital through sales of our common stock or equity linked to our common stock, to the extent needed, and the terms of sales may be on unfavorable terms or unavailable, which may impact our short-term and long-term liquidity.

The COVID-19 pandemic continues to rapidly evolve and as a result of the COVID-19 resurgence impacting certain sites where we have been conducting our AURORA trial, topline data from that trial was delayed. The extent to which the COVID-19 pandemic may further impact our business, including our commercial and manufacturing operations, preclinical studies, clinical trials and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease and the extent to which the restrictions and disruptions caused by COVID-19 become permanent.

To the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors”.

Risks Related to Intellectual Property

Our proprietary rights may not adequately protect our technologies and drug products and drug candidates. If we are unable to protect our drug products and drug candidates and our intellectual property rights, it may materially adversely affect our position in the market.

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

There are a number of recent changes to United States patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application is typically entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in post-grant proceedings including opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. In addition, the United States Congress may pass additional patent reform legislation that is unfavorable to us. For example, Congress is currently considering the Affordable Prescriptions for Patients Act, or the APPA. As presently proposed, the APPA would amend the Federal Trade Commission Act to prohibit “product hopping” and abuse of the “patent dance” process for resolving patent infringement claims. In 2021, the House and the Senate also introduced legislative packages targeting conduct that purportedly prevents or slows competition from less expensive drugs, including the Affordable Prescriptions for Patients Through Improvements to Patent Litigation Act. If any of these proposed bills were to pass, the effectiveness of pharmaceutical patents at excluding generic competition may be diminished.

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

Restrictions on our patent rights relating to our drug products or drug candidates may limit our ability to prevent third parties from competing against us.

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

Risks Related to Government Regulation

The regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our drug candidates or additional indications or jurisdictions for TAVNEOS® (avacopan).

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drugs and drug candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States, as well as equivalent authorities and regulatory bodies in other countries, which regulations differ from country to country. We currently have approval for TAVNEOS in the United States as an adjunctive treatment for adult patients with severe active ANCA-associated vasculitis, specifically GPA and MPA, the two main forms of ANCA-associated vasculitis, in combination with standard therapy including glucocorticoids, and not for the elimination of glucocorticoid use, and was approved in Japan in for the treatment of patients with MPA and GPA. Also, we recently received marketing authorization for TAVNEOS in the EU in combination with a rituximab or cyclophosphamide regimen for the treatment of adult patients with severe, active GPA or MPA. We are not permitted to market drug candidates in the United States until we receive approval of an NDA from the FDA or future indications for TAVNEOS in the United States until we receive approval of an sNDA from the FDA. In the EU, we require approval from the European Commission or competent authorities of the EU member states to market future drug candidates or additional indications for TAVNEOS. Obtaining approval of an NDA, sNDA, MAA or CMA can be an expensive, time-consuming and uncertain process. In addition, failure to comply with FDA, and other applicable U.S., EU and other regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

•
warning letters;
•
civil and criminal penalties;
•
injunctions;
•
withdrawal of approved drug products;
•
drug product seizure or detention;
•
drug product recalls;
•
total or partial suspension of production; and
•
refusal to approve pending NDAs or supplements to approved NDAs, pending CMA or MAAs.

Prior to receiving approval to commercialize drug candidates in the United States, the EU, or in other countries, we must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA, the EMA, and other regulatory authorities abroad, that such drug candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our drug candidates are promising, such data may not be sufficient to support approval by the FDA, and foreign regulatory authorities. Administering any of our drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials of our drug candidates and result in the FDA, or foreign regulatory authorities denying approval of our drug candidates or drug products for any or all targeted indications.

Regulatory approval of a new indication for an approved product or a new approval for a product candidate is not guaranteed, and the approval process is expensive and may take several years. The FDA and the EMA also have substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA or EMA approval varies depending on the drug or drug candidate, the disease or condition that the drug or drug candidate is designed to address, and the regulations applicable to any particular drug or drug candidate. The FDA or EMA can delay, limit or deny approval of a new indication for an approved drug or a new drug candidate for many reasons, including, but not limited to, the following:

•
a drug product or drug candidate may not be deemed safe or effective for the proposed indication;
•
FDA or foreign regulatory authorities officials may not find the data from preclinical studies and clinical trials sufficient;

•
the FDA or foreign regulatory authorities might not approve our or our third-party manufacturer’s processes or facilities; or
•
the FDA or foreign regulatory authorities may change its approval policies or adopt new regulations.

If we fail to demonstrate safety and efficacy of any approved products for new indications, or of any of our drug candidates, in clinical trials and if we fail to gain regulatory approval, our business and results of operations will be materially and adversely harmed.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner, or at all, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. In the European Union, these disruptions are aggravated by the EMA’s move to Amsterdam and the corresponding changes in staff and staff retention issues. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The availability of adequate third-party coverage and reimbursement for newly approved drugs is uncertain, and failure to obtain adequate coverage and reimbursement from third-party payors could impede our ability to market our product and any future products and could limit our ability to generate revenue.

There is significant uncertainty related to the third-party payor coverage and reimbursement of newly approved drugs. The commercial success of our product in both domestic and international markets depends on whether such third-party coverage and reimbursement is available for our product. Governmental payors, including Medicare and Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to manage their healthcare expenditures by limiting both coverage and the level of reimbursement of new drugs and, as a result, they may not cover or provide adequate reimbursement for our future products. These payors may not view our product as cost-effective, and coverage and reimbursement may not be available to our customers or may not be sufficient to allow our product to be marketed on a competitive basis. Third-party payors are exerting increasing influence on decisions regarding the use of, and coverage and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are challenging the prices charged for medical products and services, and many third-party payors limit or delay coverage and reimbursement for newly approved healthcare products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower than anticipated product revenues. If the prices for our drug product or future drug products decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

Failure to obtain further regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.

We may market future products in international markets. In order to market our future products in foreign jurisdictions, we must obtain separate regulatory approvals.

The approval procedures vary among countries and can involve additional clinical and CMC testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals in all desirable markets and even if we file we may not receive necessary approvals to commercialize our products.

On January 2022, the European Commission granted a Marketing Authorization, or MA, for TAVNEOS in combination with a rituximab or cyclophosphamide regimen for the treatment of adult patients with severe active GPA or MPA. However, we cannot guarantee that we will be granted further MAs by the European Commission or the competent authorities from the EU member states in relation to the other product candidates we are developing or intend to develop.

Under the centralized procedure and in exceptional cases, the CHMP might perform an accelerated review of a MA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In 2016, the EMA launched its PRIME scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The scheme focuses on medicines that may offer a major therapeutic advantage over existing treatments, or benefit patients without treatment options. The benefits of a PRIME designation include the appointment of a CHMP rapporteur, before submission of the MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated assessment in the application process but this is not guaranteed. Obtaining access to PRIME may not result in a materially faster development process, review or approval compared to conventional EMA procedures, nor does access to PRIME assure or increase the likelihood of European Commission’s grant of a MA. In May 2016, we received PRIME designation for avacopan for the treatment of active ANCA-associated vasculitis (including GPA and MPA) but we cannot guarantee that we will be granted further PRIME designations in relation to the other product candidates we are developing or intend to develop.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. As a result of Brexit, the UK MHRA implemented a transitional framework for marketing authorizations in Great Britain (England, Scotland, and Wales) for products approved via the Centralized procedure in the EU, for a period of two years from January 1, 2021. This EC Decision Reliance Procedure, or ECDRP, aims to provide a streamlined approval process in Great Britain after the EU approval, and the MHRA has indicated a 67-day review timeframe if the applicant submits the application within five days of the CHMP positive opinion and the application is validated. The national authorization framework after the two-year transition period has not yet been publicized in detail. The Great Britain regulatory approval process may include all of the risks associated with obtaining FDA and EU approvals, and we may not obtain MHRA regulatory approval on a timely basis during the transition period. We cannot guarantee that we will be granted Great Britain MAs for TAVNEOS or other product candidates that we are developing or intend to develop, even if approvals have been granted by other regulatory authorities. The Great Britain MA application for

TAVNEOS was submitted to MHRA within five days of the CHMP positive opinion (which was received on November 12, 2021), and we received confirmation from MHRA on January 10, 2022 that the application has been validated for filing and the assessment has initiated, which is already beyond the 67-day timeframe. Based on uncertainties introduced by Brexit across many aspects of MHRA activities, we cannot guarantee timely feedback on our applications.

New healthcare reform measures, or changes to existing laws and regulations, could hinder or prevent the commercial success of TAVNEOS or our drug candidates by making it difficult or impossible for us to obtain adequate prices or insurance coverage

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenues and profitability and the future revenues and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services.

For instance, since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act, or ACA, since it was signed into law in March 2010. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden had issued an executive order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Recent legislative changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020, through July 1, 2022 (with a 1% payment reduction from April 1 to June 30, 2022), unless additional Congressional action is taken.

Recently, there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed drug products, in part informed by the current atmosphere of mounting criticism of prescription drug costs in the U.S., which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell TAVNEOS profitably, as governmental oversight and scrutiny of pharmaceutical companies is increasing. We anticipate that the U.S. Congress, state legislatures, and regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare, Medicaid and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency policies that aim to require drug companies to justify their prices through required disclosures. For example, measures have been introduced in Congress, such as the “Build Back Better Act,” would, among other things, impose caps on prescription drug prices and would require manufacturers to negotiate drug pricing with the government and impose rebates triggered by price increases that outpace inflation under Medicare Part B and Part D. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our potential customers and accordingly, our financial operations.

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

TAVNEOS or future drug products that reach commercialization may become subject to unfavorable pricing regulations or third-party reimbursement practices, which could harm our business.

Successful sales of TAVNEOS and any drug candidates, if approved, depend on the availability of adequate coverage and reimbursement from third-party payors. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the United States, and commercial payors are critical to new drug acceptance.

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

We cannot be sure that reimbursement will be available for TAVNEOS or any other drug that we commercialize and, if coverage and reimbursement are available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any drug for which we obtain regulatory approval in a jurisdiction. Obtaining reimbursement for our drugs may be difficult because of the higher prices often associated with branded drugs, specialty drugs and rare disease treatments. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our drug products.

In the United States, no uniform policy of coverage and reimbursement for drugs exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a drug from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our drugs on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given drug, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, follow-up evaluations required following the use of our drugs.

We are subject to rules and regulations in any jurisdictions for which we obtain approval for a drug product. In some non-U.S. jurisdictions, the reimbursement of drugs and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining regulatory approval of a drug product. In addition, market acceptance and sales of our drug products will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our drug products and may be affected by existing and future health care reform measures.

Governments outside the United States may impose strict price controls, which may adversely affect our revenues.

In some countries, including Member States of the EU, or Japan, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product and, in the EEA, the proposed pricing for a drug must be approved before it may be lawfully marketed. In addition, to obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. Moreover, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained.

The requirements and market practices governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. There can be no assurance that any country that has price controls or reimbursement limitations for biotechnology and biopharmaceutical products will allow favorable reimbursement and pricing arrangements for TAVNEOS or any of our drug products.

Historically, drug products launched in the EU and elsewhere do not follow price structures of the United States, and generally, prices tend to be significantly lower. For instance, in the EU, a member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of a product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval, which is time-consuming and costly. We cannot be sure that such prices and reimbursement will be acceptable to us or our strategic partners. Publication of discounts by third-party payors or government authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels, the commercial launch of TAVNEOS or our other drug products outside of the United States could be delayed, possibly for lengthy periods of time, or we or our collaborators may not launch at all in a particular country, and the potential profitability of TAVNEOS or any future drug products in those countries would be negatively affected and there could be a material adverse effect on our business.

If we fail to comply with healthcare laws and regulations, we could face investigations, substantial civil or criminal penalties and our business, operations and financial condition could be adversely affected. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. We are subject to healthcare fraud and abuse rules by both the federal government and the states in which we conduct our business. The laws and regulations that may affect our ability to operate include, without limitation:

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
•
the federal Physician Payments Sunshine Act, which requires pharmaceutical companies to submit annual reports to CMS. In the annual reports, pharmaceutical companies must report information related to payments and other transfers of value to teaching hospitals, physicians and certain other health care professionals. Failure to submit required information, or failure to submit information in a timely, accurate and complete manner, may result in significant civil monetary penalties;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers or competitors; and
•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by the government or, in some states, any payor including commercial insurers; state laws that regulate pharmaceutical marketing practices or require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance published by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources.

In addition, state laws impacting pharmaceutical manufacturers continue to emerge with different requirements, including requiring codes of conduct, prohibiting or limiting certain marketing practices (including those that are otherwise permissible in other states), requiring the registration of or additional compliance requirements for sales professionals, disclosure of marketing expenditures or transfers of value to healthcare professionals and other organizations, pricing disclosures, and other compliance obligations. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and reporting requirements increases the possibility that a pharmaceutical company may run afoul of one or more of the requirements.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, costly and restrictive settlements, Corporate Integrity Agreements or monitorships, the exclusion from participation in U.S. federal or state health care programs and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it or reach a settlement agreement, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

If we fail to comply with reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions, and fines, which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

We participate in governmental programs pursuant to which we have drug price reporting and payment obligations. One such program is Medicaid, a joint federal and state program administered by the states for low‑income and disabled beneficiaries. We are enrolled in the Medicaid Drug Rebate Program, or MDRP, and, as a condition of having federal funds being made available to the states for our covered outpatient drugs under Medicaid and, if applicable, drugs or biologicals under Medicare Part B, we are required to pay a rebate to state Medicaid programs for each unit of covered outpatient drug dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. The Medicaid drug rebates we owe under the MDRP are based on pricing data we report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the MDRP. These data include the average manufacturer price, or AMP, for each drug and, in the case of innovator products, the Best Price, or BP, which represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts, and other price concessions. If we become aware that our MDRP government price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

Because we are enrolled in the MDRP, federal law requires that we also participate in the Public Health Service’s 340B drug pricing program, or the 340B program, in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. Under the 340B program, which is administered by the Health Resources and Services Administration, or HRSA, we are required to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered drugs used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. A drug that is designated for a rare disease or condition by the Secretary of Health and Human Services, such as TAVNEOS, is not subject to the requirement of offering the 340B ceiling price with regard to the certain types of covered entities, namely rural referral centers, sole community hospitals, critical access hospitals, and free‑standing cancer hospitals. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B‑eligible drugs. HRSA has also finalized an administrative dispute resolution process through which

340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, we must also participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under the VA/FSS program, we are required to report the Non-Federal Average Manufacturer Price, or Non-FAMP, for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We also must pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If we were to be found to have failed to provide timely information or to have knowingly submitted false information, we may be subject to civil monetary penalties.

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug pricing legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including through the untimely, inaccurate, or incomplete reporting of drug pricing information. If we are found to have violated state law requirements, we may become subject to penalties or other enforcement mechanisms, which could have a material adverse effect on our business.

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by pharmaceutical manufacturers, governmental or regulatory agencies, and the courts, which can change and evolve over time. Such pricing calculations and reporting, along with any necessary restatements and recalculations, could increase costs for complying with the laws and regulations governing the MDRP and other governmental programs, and under the MDRP could result in an overage or underage in Medicaid rebate liability for past quarters. Price recalculations under the MDRP also may affect the ceiling price at which we are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also terminate our Medicaid drug rebate agreement, in which case federal payments may not be available for our covered outpatient drugs under Medicaid or, if applicable, Medicare Part B. We cannot assure you that our submissions will not be found to be incomplete or incorrect.

Actual or perceived failures to comply with United States and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

We may be subject to U.S. federal and state and foreign information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the United States, the Health Insurance Portability and Accountability Act of 1996, as amended, and regulations promulgated thereunder, or collectively, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could be potentially subject to penalties and sanctions, including criminal penalties if we, our affiliates, or our agents knowingly obtain or disclose individually identifiable health information (protected health information) maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.

Even when HIPAA or other certain healthcare provider-specific legislation does not apply, according to the Federal Trade Commission, or FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

In addition, certain state laws govern the privacy and security of health related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted , the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates certain data privacy obligations for covered companies and provides individual privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing costs associated with a data breach. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

In the EU, the EU General Data Protection Regulation 2016/679, or GDPR, went into effect in May 2018 and introduces strict requirements for processing the personal data of individuals within the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the United Kingdom’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our products, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Since the beginning of 2021, after the end of the transition period following the UK’s departure from the European Union, we are also subject to the UK data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information of customers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information.

Our internal information technology systems and those of our third-party service providers, vendors, strategic partners and other contractors or consultants are vulnerable to damage or interruption from computer viruses, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions.

If an incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. This could cause us to incur liability, including litigation exposure, penalties and fines. We could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our products could be delayed, which could adversely affect our business, reputation, results of operations or financial condition.

Risks Related to the Securities Markets and an Investment in Our Stock

There may not be a viable market for our common stock or the price of our common stock may be volatile, and stockholders may not be able to sell their shares at prices that are attractive to them.

There was no public market for our common stock prior to our initial public offering in February 2012, the trading volume of our common stock on the Nasdaq Global Select Market has at times been limited and there can be no assurance that an active and liquid trading market for our common stock can be sustained. We cannot predict the extent to which investor interest in our company will lead to the development or maintenance of an active trading market on the Nasdaq Global Select Market or otherwise or how liquid that market might become. If an active public market does not develop or is not sustained, it may be difficult for stockholders to sell their shares of common stock at prices that are attractive to them, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or drugs, drug candidates or technologies by using our shares of common stock as consideration.

Stockholders may also be unable to sell their shares of common stock at prices that are attractive to them due to fluctuations in the market price of our common stock. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile. Since the commencement of trading in connection with our initial public offering in February 2012, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2021, the price per share for our common stock on the Nasdaq Global Select Market ranged from a low sale price of $9.53 to a high sale price of $70.29. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including, but not limited to, those described elsewhere in this “Risk Factors” section and the following:

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
•
the level of underlying demand for TAVNEOS and customers’ buying patterns;
•
deviations in our operating results from the estimates of analysts, or other analyst comments;
•
third-party payor coverage and reimbursement policies;
•
new legislation in the United States relating to the sale or pricing of pharmaceuticals;
•
FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•
drug product liability claims or other litigation or public concern about the safety of our drug candidates or future drug products;
•
our ability to obtain necessary intellectual property licenses;
•
the outcome of any future legal actions to which we are party;
•
sales of our common stock by our officers, directors or significant stockholders;
•
additions or departures of key personnel; and
•
other external factors, including natural disasters, medical epidemics and other crises.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that have been often unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock.

We are subject to a securities class action lawsuit and a shareholder derivative action, and could become involved in further securities class action or derivative litigation in the future that could divert management’s attention and adversely affect our business and could subject us to significant liabilities. If an unfavorable ruling were to occur, the litigation could have a material adverse impact.

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the shares of biotechnology and pharmaceutical companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in this “Risk Factors” section of this prospectus, may cause the market price of the shares of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies generally experience significant share price volatility. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments. We are presently involved and may become involved in this type of litigation in the future. As of the date of this filing, a consolidated securities class action (Homyk v. ChemoCentryx, Inc., 4:21-cv-03343-JST (N.D. Cal.)) and a shareholder derivative action (Napoli v. Schall, 3:22-cv-00499 (N.D. Cal)) have been filed against us and/or certain of our officers and directors. Given the early stage of these cases, we are unable to estimate a range of potential loss. An unfavorable ruling in either lawsuit could have a materially adverse impact on us.

The ownership of our common stock is highly concentrated, and these stockholders could delay or prevent a change of control.

As of December 31, 2021, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 45% of our outstanding common stock. Accordingly, these stockholders, acting as a group, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. If our stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2021, we had 70,357,557 shares of common stock outstanding. Of these shares, approximately 51,525,502 are freely tradeable, without restriction, in the public market. In addition, approximately 18,832,055 of the outstanding shares of common stock are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, with respect to shares held by directors, executive officers and other affiliates. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. If additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We may from time-to-time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our common stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in 2020, we completed an equity follow-on offering of 5,980,000 shares of our common stock for net proceeds of $325.7 million. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•
variations in the level of expenses related to our drug products, drug candidates or future development programs;
•
the level of underlying demand for our drug products;
•
addition or termination of clinical trials or funding support;
•
our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under such arrangements, or the termination of such arrangements;
•
any intellectual property infringement lawsuit in which we may become involved;
•
failure or discontinuation of any of our research programs;
•
inaccurate forecasts or projections relating to drug product demand and revenues;
•
inaccurate metrics that we use to track the success of our sales efforts, particularly given the challenging market for branded drugs, specialty drugs and rare disease treatments;

•
changes in the pattern of third-party payor coverage and reimbursement from quarter-to-quarter;
•
regulatory developments affecting our drug products and drug candidates or those of our competitors; and
•
our ability to secure new government contracts and allocation of our resources to or away from performing work under government contracts.

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

Certain of our executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $6.5 million for severance and other benefits and acceleration of vesting of stock awards with an intrinsic value of $24.6 million as of December 31, 2021 in the event of a termination of employment in connection with a change of control of us. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. As of January 2022, we had research coverage by eight securities analysts. In the event one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in San Carlos, California. In July 2019, we entered into a ten-year operating lease for 96,463 square feet of office and laboratory space in San Carlos, California to replace our previous headquarters located in Mountain View, California. We moved into this new San Carlos headquarters in April 2021. The lease for the San Carlos headquarters will expire in February 2031. After the initial lease term, we also have the option to extend the lease for five years. Subject to landlord consent, we have the right to sublease the facility. We believe that our existing facilities are adequate for our current needs, as the facility has sufficient laboratory space to house additional scientists and general and administrative personnel as we expand.

Item 3. Legal Proceedings.

The Company and its Chief Executive Officer were named as defendants in two putative shareholder class actions filed on May 5, 2021, and June 8, 2021, in the U.S. District Court for the Northern District of California. These cases have been consolidated into the lead case, Homyk v. ChemoCentryx, Inc., No. 4:21-cv-03343-JST (N.D. Cal.). The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act in connection with statements regarding our New Drug Application, or NDA, for TAVNEOS, and seeks an award of damages, interest and attorneys’ fees. A lead plaintiff has recently been selected, but a case schedule has not yet been set. In addition, the Company, the Board of Directors and certain of our officers, were named as defendants in a putative shareholder derivate action filed on January 25, 2022, in the U.S. District Court for the Northern District of California, Napoli v. Schall, 3:22-cv-00499 (N.D. Cal). We intend to file a motion to dismiss in both cases, and to vigorously defend against these claims. Given the early stages of these cases, we are unable to estimate a reasonably possible range of loss, if any, that may result from the litigation.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CCXI.”

Holders of Common Stock

As of February 22, 2022, there were approximately 30 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2021:

Plan Category	Shares Issuable Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Available for Future Issuance(4)
Equity compensation plans approved by security holders: (1)	7,165,953	$19.14	6,690,367
Equity compensation plans not approved by security holders:	—	—	—
Total	7,165,953	$19.14	6,690,367

(1)
Consists of our Amended and Restated 1997 Stock Option/Stock Issuance Plan, our Amended and Restated 2002 Equity Incentive Plan, our Amended and Restated 2012 Equity Incentive Award Plan, our Non-Employee Director Compensation Policy, and our Amended and Restated 2012 Employee Stock Purchase Plan.
(2)
Includes 6,767,895 shares subject to outstanding stock options and 398,058 shares subject to outstanding restricted stock units as of December 31, 2021.
(3)
Calculated exclusive of outstanding restricted stock unit awards.
(4)
Of these shares, 5,641,782 shares were available for stock option awards, restricted stock units and restricted stock awards, and 1,048,585 were available for the ESPP, in each case as of December 31, 2021.

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

The following graph shows a comparison from December 31, 2016 through December 31, 2021 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

	12/16	12/17	12/18	12/19	12/20	12/21
ChemoCentryx Inc.	100	80.41	147.43	534.46	836.76	492.03
Nasdaq Composite	100	129.64	125.96	172.17	249.51	304.85
Nasdaq Biotechnology	100	121.63	110.85	138.69	175.33	175.37

Item 6. [Reserved]

Not applicable.

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

Overview

ChemoCentryx is an integrated United States biopharmaceutical company focused on the development and commercialization of new medications targeting inflammatory disorders, autoimmune diseases and cancer. We target the chemokine and chemoattractant systems to discover, develop and commercialize orally-administered therapies. We have commercially launched TAVNEOS® (avacopan) in the U.S. in anti-neutrophil cytoplasmic autoantibody-associated vasculitis, or ANCA-associated vasculitis, specifically granulomatosis with polyangiitis, or GPA, and microscopic polyangiitis, or MPA, the two main forms of ANCA-associated vasculitis, in combination with standard therapy including glucocorticoids, and not for the elimination of glucocorticoid use.

2021 was a transformational year for ChemoCentryx. We became an integrated biopharmaceutical company. We obtained regulatory approval and launched TAVNEOS in the U.S. for the treatment of an orphan disease called ANCA-associated vasculitis, leading to the recent grant of orphan drug marketing exclusivity for a period of seven years. TAVNEOS also obtained regulatory approval in Japan for the treatment of patients with MPA and GPA. The European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, also adopted a positive opinion recommending marketing authorization for TAVNEOS, leading to the recent approval in Europe for the use of TAVNEOS in the European Union in January 2022 for the treatment of adult patients with severe active GPA or MPA in combination with a rituximab or cyclophosphamide regimen.

ANCA-associated vasculitis is a group of rare diseases that affect small-to-medium sized blood vessels in the patient’s body. It involves inflammation of the blood vessels, which reduces blood flow and can result in organ damage and failure, with the kidney as the major target, and is often fatal if not treated. While a patient’s genetics and environment are thought to be contributing causes of the disease, the exact cause is currently unknown.

The two most common sub-types of ANCA-associated vasculitis are GPA and MPA. In GPA, small areas of inflammation called “granulomas” develop inside parts of the body. GPA typically involves the kidneys, lungs ears, nose and throat. If a patient has GPA they may be at risk for serious complications, such as hearing loss, kidney damage, skin scarring, or blood clots. MPA also affects the lungs and kidneys. However, unlike GPA, a patient’s ears, nose and throat are less likely to be affected, and there is no granuloma formation.

We plan to capitalize on TAVNEOS’s potential to address multiple disease areas in the coming years. We consider TAVNEOS to be a ‘Pipeline in a Drug.’ We plan to continue or initiate clinical development in additional orphan indications, including severe hidradenitis suppurativa, or HS, complement 3 glomerulopathy, or C3G, and lupus nephritis, or LN.

Our goal is to change treatment paradigms in orphan and rare disease; specifically targeting the chronic inflammatory pathway while avoiding immuno-suppression. Each of our drug candidates and our first commercial drug product, TAVNEOS, are designed to selectively block a specific chemoattractant receptor. Separately, in our cancer program, we use a novel, orally-administered drug candidate, CCX559, designed to inhibit programmed death protein 1/programmed death-ligand 1, or PD-1/PD-L1, which we are developing for the treatment of a variety of cancers. Small molecule checkpoint inhibitors may have advantageous properties compared to approved monoclonal antibodies, such as better penetration into solid tumors, reduced immunogenicity, lack of Fc-mediated side effects, and the convenience of oral administration.

Highlights from our development pipeline include:

TAVNEOS® (avacopan):

•
We are also developing TAVNEOS for the treatment of severe HS. We reported initial topline data, including positive results in a subgroup analysis of patients with Hurley Stage III (considered to have severe HS) from the Phase II AURORA trial of TAVNEOS, although the primary efficacy endpoint was not met in the overall study population. Pending interactions with regulatory agencies, we plan to advance TAVNEOS into Phase III clinical development for the treatment of severe HS in the second half of 2022.
•
We also reported initial topline data from the Phase II ACCOLADE trial of TAVNEOS for the treatment of patients with C3G. We plan to review data from the ACCOLADE trial with FDA in 2022.
•
We plan to develop TAVNEOS in additional complement-mediated renal indications, such as LN. We plan to initiate a clinical development program for TAVNEOS in LN in the second half of 2022, pending interaction with regulatory agencies.

Immuno-Oncology

•
CCX559 is our orally-administered inhibitor for programmed death protein 1/programmed death-ligand 1, or PD-1/PD-L1, which we are developing for the treatment of various cancers. This structurally novel small molecule displayed nanomolar potency and high selectivity for PD-L1. Results from in vitro studies suggested that CCX559 induced the dimerization and internalization of cell-surface PD-L1. CCX559, when orally administered in animal models, was observed to have anti-tumor activity, including the potential to induce complete responses. Safety pharmacology and toxicology studies in preclinical animal species supported the initiation of human trials in patients with advanced tumors. We initiated a Phase I dose escalation study of CCX559 in patients with advanced solid tumors in the second quarter of 2021. We plan to report initial data from this study in 2022 and initiate a Phase 1b/2 clinical study in selected patient populations in the second half of 2022.

Our Strategy

The key elements to our commercial and scientific strategy are to:

•
Commercialize TAVNEOS® (avacopan) in the United States using our own resources, where we believe a company of our size can effectively compete in rare disease markets. We have deployed a specialty sales force primarily targeting that subset of nephrologists and rheumatologists treating ANCA-associated vasculitis patients in the United States;

•
Continue to develop CCX559, our orally-administered inhibitor for PD-1/PD-L1 for various cancers;
•
Develop and commercialize TAVNEOS for additional indications, including C3G, severe HS, and additional complement-mediated renal indications, such as LN, if approved;
•
Develop our drug candidates and establish collaborations with pharmaceutical and biotechnology companies to further develop and market our drug candidates; and
•
Discover and develop new drug candidates.

As of December 31, 2021, we had an accumulated deficit of $617.1 million. We expect to continue to incur net losses as we commercialize TAVNEOS in the United States, develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, and expand our research and development activities, organization systems and facilities. Significant capital is required to commercialize a drug product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Recent Developments

In January 2022, the European Commission approved TAVNEOS in combination with a rituximab or cyclophosphamide regimen for the treatment of adult patients with severe active GPA or MPA, the two main forms of ANCA-associated vasculitis. TAVNEOS will receive marketing authorization in all member states of the EU, as well as in Iceland, Liechtenstein and Norway. The approval resulted in our achievement of a $45.0 million regulatory milestone from Vifor.

Also, in January 2022, the FDA granted a seven-year orphan drug marketing exclusive approval for TAVNEOS which began on October 7, 2021, the date of approval of the NDA. We are required to assure the availability of sufficient quantities of TAVNEOS to meet the needs of patients.

COVID-19

In December 2019, a disease caused by a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus has spread globally, including countries in which we have active clinical trial sites or contract manufacturing sites. The length of the pandemic and its related restrictions and their consequences for us remain subject to a number of risks and uncertainties, including disease resurgence and variants. We experienced a delay in topline clinical data from our ongoing AURORA trial to the fourth quarter of 2020, due to COVID-19, impacting certain sites where the trial was being conducted. We do not currently anticipate any material delays in our commercial production of TAVNEOS nor are we currently anticipating any material disruption in our clinical drug supply as a result of the pandemic. However, the pandemic continues to be unpredictable, and impacts may not be foreseeable or expected.

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

Revenue Recognition

We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Sales, net and Product Supply Sales

Product Sales: We sell TAVNEOS to a limited number of specialty pharmacies and a specialty distributor. These customers subsequently dispense TAVNEOS directly to a patient or resell it to hospitals and certain pharmacies. We recognize product sales when the customer obtains control of the product, which occurs typically upon delivery to the customer. Product sales to these customers are recorded net of reserves established for distributor service fees and prompt payment discounts as stated in agreements, estimates for product returns, government rebates, chargebacks and the our co-pay assistance program for patients. We estimate these reserves using the expected value approach.

We believe our estimated reserves require significant judgment and may adjust these estimates as we accumulate historical data and assesses other quantitative and qualitative factors. Differences from actual results and changes to these estimates will be reported in the period that the differences become known.

Product Supply: Under a commercial supply agreement with Vifor, we sell TAVNEOS at contractual prices and recognize revenue upon delivery to Vifor or its sublicensees.

Collaboration and License Revenue

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

Cost of Sales

Cost of sales for product sales and product supply consists primarily of direct and indirect costs related to the manufacturing of TAVNEOS products sold, including third-party manufacturing costs, packaging services, freight, storage costs, allocation of overhead costs of employees involved with production and net sales-based royalties expense. We began capitalizing costs related to inventory in October 2021 upon the FDA approval of TAVNEOS. Manufacturing costs associated with campaigns initiated prior to FDA approval are recorded as research and development expense. Accordingly, cost of sales in the near term will likely be lower than in later periods given the sales of pre-approval inventory will carry little to no manufacturing costs given such costs were previously expensed to research and development expense.

Clinical Trial Accruals and Related Expenses

We accrue and recognize expenses for clinical trial activities performed by third parties, including clinical research organizations, or CROs, and clinical investigators, based upon estimates made as of the reporting date of the work completed over the life of the individual trial in accordance with agreements established with CROs and clinical trial sites. Some CROs invoice us on a monthly basis, while others invoice upon milestones achieved and the expense is recorded as services are rendered. We determine the estimates of clinical activities incurred at the end of each reporting period through discussion with internal personnel and outside service providers as to the progress or stage of completion of trials or services, as of the end of each reporting period, pursuant to contracts with numerous clinical trial centers and CROs and the agreed upon fee to be paid for such services. The significant factors considered in estimating accruals include the number of patients enrolled and the percentage of work completed to date. Costs of setting up clinical trial sites for participation in the trials that are paid for in advance are expensed over the estimated set-up period. While the set-up periods vary from one arrangement to another, such set-up periods generally take from two to six months. Such set-up activities include clinical site identification, local ethics committee submissions, regulatory submissions, clinical investigator kick-off meetings and pre-study site visits. Clinical trial site costs related to patient enrollments are accrued as patients are entered into the trial. Due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials. However, based on facts and circumstances inherent in developing estimates and assumptions, management believes it is unlikely that applying other estimates and assumptions would have a material impact on the financial statements.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period on a straight line basis. The fair value of the stock options is estimated using the Black-Scholes valuation model. We recorded non-cash stock-based compensation expense of $30.7 million, $22.9 million and $11.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021 and 2020, we had $37.0 million and $33.8 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to employee stock options that will be recognized over a weighted-average period of 2.4 years and 2.3 years, respectively. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase. Determining an estimate of the fair value of equity awards using the Black-Scholes valuation model requires that use of subjective assumptions related to expected stock price, volatility, term, risk-free interest rate and dividend yield.

Results of Operations

Revenue

We launched TAVNEOS and began commercial sales during the quarter ended December 31, 2021. We also earned revenue from selling TAVNEOS in 2021 under our commercial supply agreement with Vifor. For the years ended December 31, 2021, 2020 and 2019, our revenues were primarily derived from collaboration and license revenue related to the Avacopan Agreement, the Avacopan Commercial Supply Agreement and the CCX140 Agreement, in each case, as amended, and the related letter agreements. In addition, we have grant revenue derived from the FDA Orphan Products Development grant to support the clinical development of TAVNEOS for the treatment of patients with C3G.

Total revenues were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Product sales, net	$965	$—	$—
Product supply sales to related party	1,836	—	—
Collaboration and license revenue from related party	29,099	64,392	35,952
Grant revenue	324	499	176
Total revenue	$32,224	$64,891	$36,128
Dollar increase (decrease)	$(32,667)	$28,763
Percentage increase (decrease)	(50%)	80%

For the collaboration and license revenue, we use a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost-based input method of revenue recognition, we measure actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligations.

The decrease in total revenue from 2020 to 2021 was primarily due to the acceleration of revenue recognition of the transaction price associated with the CCX140 Agreement with Vifor in 2020. Following the decision to discontinue development of CCX140 in Focal Segmental Glomerulosclerosis, or FSGS, $46.7 million of deferred revenue was recognized as contract revenue in the second quarter of 2020. This decrease was partially offset by the impact of $30.0 million milestones from Vifor for the February 2021 acceptance of JNDA filing and the September 2021 approval of TAVNEOS and lower costs incurred due to the completion of the TAVNEOS ADVOCATE Phase III pivotal trial in 2020.

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

	Year Ended December 31,
	2021	2020	2019
Research and development expenses	$82,990	$77,882	$70,276
Dollar increase	$5,108	$7,606
Percentage increase	7%	11%

The increase in research and development expenses from 2020 to 2021 was primarily attributable to the manufacture of commercial drug supply in anticipation of the launch of TAVNEOS for the treatment of ANCA-associated vasculitis and higher research and drug discovery expenses, including those associated with the development of CCX559, our orally-available small molecule checkpoint (PD-1/PD-L1) inhibitor. These increases were partially offset by lower Phase II related expenses due to the completion of the TAVNEOS AURORA Phase IIb clinical trial in patients with HS and the discontinuation of further clinical development of CCX140 in FSGS in 2020.

The increase in research and development expenses from 2019 to 2020 was primarily attributable to patient enrollment of the TAVNEOS AURORA Phase IIb clinical trial in patients with HS, professional fees associated with the preparation of our NDA submission for TAVNEOS for the treatment of ANCA-associated vasculitis and higher research and drug discovery expenses, including those associated with the development of CCX559. These increases were partially offset by decreases in expenses due to the completion of the TAVNEOS ADVOCATE Phase III pivotal trial in 2020 and the CCX140 LUMINA-1 Phase II clinical trial in 2019.

The following table summarizes our research and development expenses by stage of development (in thousands):

	Year Ended December 31,
	2021	2020	2019
Phase I	$12,676	$405	$2,515
Phase II	14,571	25,669	24,777
Phase III	35,401	28,017	29,495
Research and drug discovery	20,342	23,791	13,489
Total R&D	$82,990	$77,882	$70,276

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

At any given time, we typically have several active early stage research and drug discovery projects. Our internal resources, employees and infrastructure are not directly tied to any individual research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for our early stage research and drug discovery programs on a project specific basis. We expect our research and development expenses to increase as we advance our development programs further and increase the number and size of our clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We, or our partners, may never succeed in achieving marketing approval, as we did with TAVNEOS, for any of our drug candidates. The probability of success for each drug candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Our strategy includes entering into additional partnerships with third parties for the development and commercialization of some of our independent drug candidates.

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

Selling, general and administrative expenses

Total selling, general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Selling, general and administrative	$78,851	$42,186	$24,155
Dollar increase	$36,665	$18,031
Percentage increase	87%	75%

Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation and travel expenses, in executive, finance, commercial, business and corporate development and other administrative functions, including costs associated with the launch of TAVNEOS. Other selling, general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, legal costs of pursuing patent protection of our intellectual property, and professional fees for auditing, tax, and legal services.

The increases from 2020 to 2021 and from 2019 to 2020 were primarily due to higher employee-related expenses, including those associated with commercialization planning efforts and launch of TAVNEOS, and professional fees.

We anticipate that our selling, general and administrative expenses will increase substantially in the future primarily due to commercialization-related activities and personnel costs to support the commercialization of TAVNEOS as an adjunctive treatment for adult patients with ANCA-associated vasculitis, specifically GPA and MPA, in combination with standard therapy including glucocorticoids, and not for the elimination of glucocorticoid use in the United States.

Other (expense) income, net

Other (expense) income, net primarily consists of interest income earned on our marketable securities and interest expense for our long-term debt. Total other (expense) income, net as compared to prior years was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest income	$859	$2,464	$4,963
Interest expense	(2,695)	(2,643)	(2,149)
Total other (expense) income, net	$(1,836)	$(179)	$2,814
Dollar increase	$1,657	$2,993
Percentage increase	926%	106%

The change from total other expense, net from 2020 to 2021 was primarily due to decreased interest income earned from lower cash and investment balances.

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

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $363.4 million in cash, cash equivalents, restricted cash and investments. The following table shows a summary of our cash flows for each of the three years ended December 31, 2021, 2020 and 2021 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash provided by (used in)
Operating activities	$(75,621)	$(81,143)	$(70,123)
Investing activities	$92,219	$(282,360)	$(12,526)
Financing activities	$1,083	$356,621	$94,820

Operating activities. Net cash used in operating activities was $75.6 million for the year ended December 31, 2021, compared to $81.1 million for the same period in 2020. This decrease was primarily due to changes in working capital items, which was partially offset by higher operating expenses associated with the launch preparation of TAVNEOS in the United States. The change in operating activities from 2019 to 2020 was primarily due to higher operating expenses and changes in working capital items.

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

Financing activities. Net cash provided by financing activities was $1.1 million for the year ended December 31, 2021, compared to $356.6 million and $94.8 million, respectively, for the year ended December 31, 2020 and 2019. We made a $1.0 million debt repayment in 2021. Net cash provided by financing activities for the year ended December 31, 2020 included net proceeds of $325.7 million from the issuance of common stock from our June 2020 equity follow-on offering and $4.4 million received under the Restated Credit Facility. Net cash provided by financing activities for the year ended December 31, 2019 included net proceeds of $73.3 million from the issuance of common stock under an equity distribution agreement. Net cash provided by financing activities for the years presented also included proceeds from the exercise of stock options and stock purchases from contributions to our amended and restated 2012 Employee Stock Purchase Plan, and cash used for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units.

As of December 31, 2021, we had borrowed $20.0 million under the Credit Facility with Hercules. In January 2020, we entered into the Restated Credit facility with Hercules, which provides for borrowings of up to an additional $100.0 million in three tranches, subject to certain terms and conditions. As of December 31, 2021, we had borrowed $5.0 million under the Restated Credit Facility. We made interest-only payments through June 2021 and the first principal and interest payment on July 1, 2021. The Credit Facility was subsequently amended in July and December 2021 to extend the interest-only payment period through August 2022, at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments through December 2022. In addition, we are obligated to pay an end of term charge of $1.3 million in December 2022. See “Note 7. Long-term Debt” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our borrowings.

As of December 31, 2021, we had approximately $363.4 million in cash, cash equivalents, restricted cash and investments. We believe that our available cash, cash equivalents, restricted cash and investments will be sufficient to fund our anticipated level of operations and capital expenditures for at least 12 months following our financial statement issuance date, March 1, 2022. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the continuing sales of TAVNEOS as an adjunctive treatment for adult patients with severe active ANCA-associated vasculitis, specifically GPA and MPA, in combination with standard therapy including glucocorticoids, and not or the elimination of glucocorticoid use;
•
Vifor and any sublicensees’ ability to successfully commercialize and launch TAVNEOS and royalties there from;
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

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2021 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$23,951	$18,951	$4,545	$455	$—
Aggregate interest obligation (2)	3,864	2,972	529	363	—
Operating lease (3)	75,263	7,348	15,276	16,122	36,517
Purchase obligations (4)	9,906	9,906	—	—	—
Total contractual obligations	$112,984	$39,177	$20,350	$16,940	$36,517

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

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Credit Facility and Restated Credit Facility. At December 31, 2021, borrowings under the Credit Facility totaled $20.0 million with an interest rate of 8.05%. Advances under the Credit Facility bear an interest rate equal to the greater of (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal, or Prime Rate, minus 4.75%, and (ii) 8.05%. We made interest-only payments through June 2021 and the first principal and interest payment on July 1, 2021. The Credit Facility was subsequently amended in July and December 2021 to extend the interest-only payment period through August 2022, and at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments through December 1, 2022. We are obligated to pay an end of term charge of $1.3 million in December 2022.

In addition, borrowings under the Restated Credit Facility totaled $5.0 million at December 31, 2021 with an interest rate equal to the greater of (i) 8.50% plus the Prime Rate minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net TAVNEOS revenue levels. We are obligated to make interest-only payments on our borrowings under the Restated Credit Facility through September 1, 2022, at which point we will then be obligated to repay the principal balance and interest on the advances in equal monthly installments after the interest-only period and continuing through February 1, 2024. Upon approval of TAVNEOS, the interest-only payment period and the principal balance repayment period were extended. We will make interest only payments through February 1, 2023 and will then repay the principal balance and interest on the advances in equal monthly installments through February 1, 2025. If the total amounts outstanding under the Credit Facility and the Restated Credit Facility remained at this level for an entire year and the interest rates increased by 1%, our annual interest expense would increase by an additional $250,000. See “Note 8. Long-term Debt” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our borrowings.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and the reports of our independent registered public accounting firm are included in this Annual Report on Form 10-K on pages F-1 through F-35 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2021, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (the 2013 Framework). Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and has issued an attestation report on our internal control over financial reporting as of December 31, 2021, which appears below.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

ChemoCentryx, Inc.

Consolidated Financial Statements

As of December 31, 2021 and 2020

and for each of the three years in the period ended December 31, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ChemoCentryx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ChemoCentryx, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Accrued Clinical Trial Expenses
Description of the Matter

The Company’s total accrued costs for research and development expenses were $11.3 million at December 31, 2021, which included accruals related to clinical trials of $3.1 million. As discussed in Note 2 to the consolidated financial statements, the Company accrues and expenses clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with clinical research organizations and clinical trial sites. The accrual for these costs is determined by management’s assessment of services completed through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services, as well as observation of services completed, and the agreed-upon fees to be paid for such services.

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

To test the accrued clinical trial expenses, our audit procedures included, among others, testing the accuracy and completeness of the inputs used in management’s analysis to determine costs incurred. We also inspected the terms and conditions of material vendor contracts and change orders and compared these to the calculations management used in determining the level of effort completed pursuant to these agreements. We evaluated the estimated services incurred by third parties by understanding the terms and timeline of significant projects, and evaluating management’s estimated percentage of work performed and costs incurred. We also met with internal clinical personnel that oversee the clinical trials to understand the status of significant contract research and development activities.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2000.

Redwood City, California

March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ChemoCentryx, Inc.

Opinion on Internal Control over Financial Reporting

We have audited ChemoCentryx, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ChemoCentryx, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Redwood City, California

March 1, 2022

CHEMOCENTRYX, INC.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$49,978	$32,297
Short-term investments	214,514	404,273
Accounts receivable, net	411	137
Accounts receivable from related party	43	32
Inventory	851	—
Prepaid expenses and other current assets	3,380	4,831
Total current assets	269,177	441,570
Property and equipment, net	32,269	25,160
Long-term investments	97,856	23,800
Operating lease right-of-use assets	24,806	26,911
Other assets	1,544	1,458
Total assets	$425,652	$518,899

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,746	$12,875
Accrued and other current liabilities	26,358	19,794
Long-term debt, current	18,920	6,302
Deferred revenue from related party	10,993	12,587
Total current liabilities	63,017	51,558
Long-term debt, net	4,715	18,099
Non-current deferred revenue from related party	24,772	24,000
Non-current lease liabilities	46,830	38,671
Other non-current liabilities	198	958
Total liabilities	139,532	133,286
Commitments (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 70,357,557 and 69,452,466 shares issued and outstanding at December 31, 2021 and 2020, respectively	70	69
Additional paid-in capital	903,646	870,788
Note receivable	(16)	(16)
Accumulated other comprehensive (loss) income	(483)	114
Accumulated deficit	(617,097)	(485,342)
Total stockholders’ equity	286,120	385,613
Total liabilities and stockholders’ equity	$425,652	$518,899

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Product sales, net	$965	$—	$—
Product supply sales to related party	1,836	—	—
Collaboration and license revenue from related party	29,099	64,392	35,952
Grant revenue	324	499	176
Total revenue	32,224	64,891	36,128
Operating expenses:
Cost of sales	302	—	—
Research and development	82,990	77,882	70,276
Selling, general and administrative	78,851	42,186	24,155
Total operating expenses	162,143	120,068	94,431
Loss from operations	(129,919)	(55,177)	(58,303)
Other income (expense):
Interest income	859	2,464	4,963
Interest expense	(2,695)	(2,643)	(2,149)
Total other income (expense), net	(1,836)	(179)	2,814
Net loss	$(131,755)	$(55,356)	$(55,489)
Net loss per common share
Basic and diluted net loss per common share	$(1.89)	$(0.84)	$(0.98)
Shares used to compute basic and diluted net loss per common share	69,851	65,688	56,898

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(131,755)	$(55,356)	$(55,489)
Unrealized gain (loss) on available-for-sale securities	(597)	(204)	516
Comprehensive loss	$(132,352)	$(55,560)	$(54,973)

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance as of December 31, 2018	50,652,238	$51	$389,398	$(16)	$(198)	$(374,497)	$14,738
Net loss	—	—	—	—	—	(55,489)	(55,489)
Unrealized gain on investments	—	—	—	—	516	—	516
Issuance of common stock through Equity Distribution Agreement, net of issuance costs (Note 11)	6,491,196	6	73,270	—	—	—	73,276
Issuance of common stock under equity incentive and employee stock purchase plans	3,216,876	3	22,631	—	—	—	22,634
Repurchased shares upon vesting of restricted stock units for tax withholdings	(125,526)	—	(1,313)	—	—	—	(1,313)
Employee stock-based compensation	—	—	11,349	—	—	—	11,349
Compensation expense related to options granted to consultants	—	—	289	—	—	—	289
Balance as of December 31, 2019	60,234,784	60	495,624	(16)	318	(429,986)	66,000
Net loss	—	—	—	—	—	(55,356)	(55,356)
Unrealized loss on investments	—	—	—	—	(204)	—	(204)
Issuance of common stock upon follow-on offering, net of issuance costs (Note 11)	5,980,000	6	325,648	—	—	—	325,654
Issuance of common stock under equity incentive and employee stock purchase plans	3,330,141	3	30,313	—	—	—	30,316
Repurchased shares upon vesting of restricted stock units for tax withholdings	(92,459)	—	(3,709)	—	—	—	(3,709)
Employee stock-based compensation	—	—	20,948	—	—	—	20,948
Compensation expense related to options granted to consultants	—	—	1,964	—	—	—	1,964
Balance as of December 31, 2020	69,452,466	69	870,788	(16)	114	(485,342)	385,613
Net loss	—	—	—	—	—	(131,755)	(131,755)
Unrealized loss on investments	—	—	—	—	(597)	—	(597)
Issuance of common stock under equity incentive and employee stock purchase plans	991,434	1	7,439	—	—	—	7,440
Repurchased shares upon vesting of restricted stock units for tax withholdings	(86,343)	—	(5,273)	—	—	—	(5,273)
Employee stock-based compensation	—	—	28,669	—	—	—	28,669
Compensation expense related to options granted to consultants	—	—	2,023	—	—	—	2,023
Balance as of December 31, 2021	70,357,557	$70	$903,646	$(16)	$(483)	$(617,097)	$286,120

See accompanying notes.

CHEMOCENTRYX, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(131,755)	$(55,356)	$(55,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	30,692	22,912	11,638
Depreciation of property and equipment	3,139	797	550
Non-cash lease expense	1,583	1,970	1,092
Non-cash interest (income) expense, net	4,349	1,490	(1,499)
Changes in assets and liabilities:
Accounts receivable, net	(274)	39	(176)
Accounts receivable from related party	(11)	(32)	2,058
Inventory	(851)	—	—
Prepaids and other current assets	1,672	(2,492)	719
Other assets	(86)	(49)	61
Accounts payable	2,610	2,982	188
Operating lease liabilities	10,646	10,270	(1,114)
Other liabilities	3,487	576	5,573
Deferred revenue from related party	(822)	(64,250)	(33,724)
Net cash used in operating activities	(75,621)	(81,143)	(70,123)
Investing activities
Purchases of property and equipment, net	(19,020)	(15,409)	(790)
Purchases of investments	(307,449)	(445,671)	(211,973)
Sales of investments	—	—	4,967
Maturities of investments	418,688	178,720	195,270
Net cash provided by (used in) investing activities	92,219	(282,360)	(12,526)
Financing activities
Proceeds from issuance of common stock	—	325,654	73,276
Proceeds from exercise of stock options and employee stock purchase plan	7,405	30,318	22,857
Employees' tax withheld and paid for restricted stock units	(5,273)	(3,709)	(1,313)
Borrowings under credit facility agreement, net of issuance costs	—	4,358	—
Payments of long-term debt	(1,049)	—	—
Net cash provided by financing activities	1,083	356,621	94,820
Net increase (decrease) in cash, cash equivalents and restricted cash	17,681	(6,882)	12,171
Cash, cash equivalents and restricted cash at beginning of period	33,377	40,259	28,088
Cash, cash equivalents and restricted cash at end of period	$51,058	$33,377	$40,259
Supplemental disclosures of cash flow information
Cash paid for interest	$2,027	$1,947	$1,735
Right-of-use assets obtained in exchange for lease obligations (1)	$522	$27,177	$2,796
Purchases of property and equipment, net recorded in accounts payable and accrued liabilities	$—	$8,394	$378

(1)
Amounts for the year ended December 31, 2019 include the transition adjustment of $1,301 for the adoption of Accounting Standards Codification (ASC) Topic 842 Leases (ASC 842).

See accompanying notes.

CHEMOCENTRYX, INC.

Notes to Consolidated Financial Statements

December 31, 2021

1.
Description of Business

ChemoCentryx, Inc. (the Company) commenced operations in 1997. The Company is an integrated United States biopharmaceutical company focused on the development and commercialization of new medications targeting inflammatory disorders, autoimmune diseases and cancer. The Company discovered, developed and is now commercializing TAVNEOS® (avacopan) in the United States as an adjunctive treatment for adult patients with severe active anti-neutrophil cytoplasmic autoantibody-associated vasculitis (ANCA-associated vasculitis) in combination with standard therapy. The Company’s principal operations are in the U.S. and it operates in one segment.

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

Accounts Receivable, net

The Company’s accounts receivable consists of amounts due from customers related to product sales and have standard payment terms. For certain customers, the accounts receivable for the customer is net of prompt pay discounts. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company does not require collateral from customers. The Company reserves against accounts receivable for estimated losses that may arise from a customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company began commercializing TAVNEOS in the U.S. in October 2021 and had no accounts receivable from product sales prior to October 2021. The Company has historically not experienced significant credit losses and no amounts were reserved for estimated losses as of December 31, 2021.

2.
Summary of Significant Accounting Policies (continued)

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

For the years ended December 31, 2021, 2020 and 2019, 96%, 99.2% and 99.5%, respectively, of the Company’s total revenue was derived from the Company’s collaboration with Vifor (International) Ltd., and/or its affiliates, or collectively, Vifor. Accounts receivable are typically unsecured and are concentrated in the pharmaceutical industry and government sector. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies and government funded entities. The Company has not historically experienced any significant losses due to concentration of credit risk.

Inventory

The Company values its inventories at the lower-of-cost or net realizable value on a first-in, first-out, or FIFO, basis. Inventories include the cost for raw materials, third party contract manufacturing and packaging services, and indirect personnel and overhead associated with production. The Company performs an assessment of the recoverability of inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of sales in the consolidated statements of operations.

The Company capitalizes inventory costs associated with products when future commercialization is considered probable and the future economic benefit is expected to be realized which is typically when regulatory approval is obtained for a drug candidate. As such, the Company begins capitalizing costs as inventory when a drug candidate receives regulatory approval. Prior to regulatory approval, the Company recorded inventory costs related to drug candidates as research and development expense.

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

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, Revenue from Contracts with Customers (ASC 606), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Sales, net and Product Supply Sales

Product Sales: The Company sells TAVNEOS to a limited number of specialty pharmacies and a specialty distributor. These customers subsequently dispense TAVNEOS directly to a patient or resell it to hospitals and certain pharmacies. The Company recognizes product sales when the customer obtains control of the Company’s product, which occurs typically upon delivery to the customer. Product sales to these customers are recorded net of reserves established for distributor service fees and prompt payment discounts as stated in agreements, estimates for product returns, government rebates, chargebacks and the Company’s co-pay assistance program for patients. The Company estimates these reserves using the expected value approach.

The Company believes its estimated reserves require significant judgment and may adjust these estimates as it accumulates historical data and assesses other quantitative and qualitative factors. Differences from actual results and changes to these estimates will be reported in the period that the differences become known.

Product Supply: Under the commercial supply agreement with Vifor, the Company sells product at contractual prices and recognizes revenue upon delivery to Vifor or its sublicensees.

2.
Summary of Significant Accounting Policies (continued)

Collaboration and License Revenue

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

2.
Summary of Significant Accounting Policies (continued)

Cost of Sales

Cost of sales for product sales and product supply consists primarily of direct and indirect costs related to the manufacturing of TAVNEOS products sold, including third-party manufacturing costs, packaging services, freight, storage costs, allocation of overhead costs of employees involved with production and net sales-based royalties expense. The Company began capitalizing costs related to inventory in October 2021 upon the U.S. Food and Drug Administration (FDA) approval of TAVNEOS. Manufacturing costs associated with campaigns initiated prior to FDA approval are recorded as research and development expense.

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

Advertising Expense

In connection with the FDA approval and commercial launch of TAVNEOS in October 2021, the Company began to incur advertising costs. Advertising costs, which include promotional campaigns and branding expenses, are expensed as incurred. The Company incurred approximately $2.5 million of advertising costs during the year ended December 31, 2021. No amounts were incurred during the years ended December 31, 2020 and 2019.

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). For the periods presented, other comprehensive income (loss) consists of unrealized gains (losses) on the Company’s available-for-sale securities. For the year ended December 31, 2019, amounts reclassified from accumulated other comprehensive income (loss) to net loss for unrealized gains on available-for-sale securities were not significant, and were recorded as part of other income, net in the Consolidated Statements of Operations. For the years ended December 31, 2021 and 2020, there were no sales of investments, and therefore there were no reclassifications.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock, including purchases from contributions to ESPP	6,776	7,118	9,304
Restricted stock units	398	406	369
Restricted stock awards	15	14	31
Warrant to purchase common stock(1)	150	150	150
	7,339	7,688	9,854

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

3.
Cash Equivalents, Restricted Cash and Investments

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$49,978	$32,297
Restricted cash included in Other assets	1,080	1,080
Total cash, cash equivalents and restricted cash	$51,058	$33,377

Restricted cash as of December 31, 2021 and 2020 was held as collateral for a stand-by letter of credit issued by the Company to its landlord in connection with the lease of the Company’s facility in San Carlos, California. See “Note 8. Commitments” for additional information on this lease.

Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$41,960	$—	$—	$41,960
U.S. treasury securities	40,397	—	(160)	40,237
Government-sponsored agencies	16,821	—	(56)	16,765
Commercial paper	111,868	—	—	111,868
Asset-backed securities	39,988	—	(62)	39,926
Corporate debt securities	103,779	7	(212)	103,574
Total available-for-sale securities	$354,813	$7	$(490)	$354,330

Classified as:
Cash equivalents				$41,960
Short-term investments				214,514
Long-term investments				97,856
Total available-for-sale securities				$354,330

3.
Cash Equivalents, Restricted Cash and Investments (continued)

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$30,139	$—	$—	$30,139
U.S. treasury securities	176,625	60	—	176,685
Government-sponsored agencies	12,500	—	—	12,500
Commercial paper	140,364	—	—	140,364
Asset-backed securities	25,706	23	—	25,729
Corporate debt securities	72,764	38	(7)	72,795
Total available-for-sale securities	$458,098	$121	$(7)	$458,212

Classified as:
Cash equivalents				$30,139
Short-term investments				404,273
Long-term investments				23,800
Total available-for-sale securities				$458,212

Cash equivalents in the tables above exclude cash of $8.0 million and $2.2 million as of December 31, 2021 and 2020, respectively. All available-for-sale securities held as of December 31, 2021 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The Company applies the specific identification method to determine the cost basis of the securities sold. No available-for-sale securities held as of December 31, 2021 have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2021, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors. To date, the Company has not recorded any impairment charges on marketable securities.
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

4.
Fair Value Measurements (continued)

Recurring Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Money market fund	$41,960	$—	$—	$41,960
U.S. treasury securities	—	40,237	—	40,237
Government-sponsored agencies	—	16,765	—	16,765
Commercial paper	—	111,868	—	111,868
Asset-backed securities	—	39,926	—	39,926
Corporate debt securities	—	103,574	—	103,574
Total assets	$41,960	$312,370	$—	$354,330

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Money market fund	$30,139	$—	$—	$30,139
U.S. treasury securities	—	176,685	—	176,685
Government-sponsored agencies	—	12,500	—	12,500
Commercial paper	—	140,364	—	140,364
Asset-backed securities	—	25,729	—	25,729
Corporate debt securities	—	72,795	—	72,795
Total assets	$30,139	$428,073	$—	$458,212

During the years ended December 31, 2021 and 2020, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

Other Fair Value Measurements

The carrying amount and estimated fair value of financial instruments not recorded at fair value at December 31, 2021 and 2020 were as follows (in thousands):

	December 31,		December 31,
	2021		2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$23,635	$25,046	$24,401	$25,332

(1)
Carrying amounts of long-term debt were net of unamortized debt discounts of $316 and $599 as of December 31, 2021 and 2020, respectively.

4.
Fair Value Measurements (continued)

The fair value of the Company's long-term debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.

5.
Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Lab equipment	$7,419	$6,098
Computer equipment and software	959	738
Furniture and fixtures	1,243	381
Tenant improvements	31,368	24,826
	40,989	32,043
Less: accumulated depreciation	(8,720)	(6,883)
	$32,269	$25,160

6.
Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Research and development related	$11,309	$11,062
Compensation related	8,350	5,498
Consulting and professional services	1,348	1,690
Current portion of operating lease liability	2,810	845
Other	2,541	699
	$26,358	$19,794

7.
Long-term Debt

In December 2017, the Company entered into a Loan and Security Agreement with Hercules Capital, Inc. (Hercules), pursuant to which term loans in an aggregate principal amount of up to $50.0 million (as amended, the Credit Facility) were available to the Company. As of December 31, 2021, the Company had borrowed $20.0 million under the Credit Facility, with an interest rate of 8.05% per annum, and the remaining available amount had expired. Advances under the Credit Facility bear an interest rate equal to the greater of either (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal (the Prime Rate) minus 4.75%, and (ii) 8.05%. The Company made interest-only payments through June 2021 and the first principal and interest payment on July 1, 2021. The Credit Facility was subsequently amended in July and December 2021 to extend the interest-only payment period through August 1, 2022, and at which point the Company will then be obligated to repay the principal balance and interest on the advances in equal monthly installments through December 1, 2022. The Company is obligated to pay an end of term charge of $1.3 million in December 2022.

On January 8, 2020, the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules, which amended and restated the agreement between the parties, and pursuant to which an additional term loan in an aggregate principal amount of up to $100.0 million (the Restated Credit Facility) is available to the Company at its discretion in three tranches. The first tranche of the Restated Credit Facility of up to $40.0 million was available to the Company through December 15, 2020, of which $20.0 million became available upon submission of the TAVNEOS New Drug Application (NDA) for the treatment of patients with anti-neutrophil cytoplasmic auto-antibody associated vasculitis (ANCA-associated vasculitis). The second tranche of up to an additional $30.0 million was available to the Company through December 15, 2021 upon NDA approval of TAVNEOS for the treatment of ANCA-associated vasculitis. The third tranche of up to an additional $30.0 million would be available through December 15, 2022, subject to certain conditions.

7.
Long-term Debt (continued)

Under the Restated Credit Facility, the Company borrowed $5.0 million from the first tranche with an interest rate of 8.50% per annum as of December 31, 2021. Advances under the Restated Credit Facility bear an initial interest rate equal to the greater of either (i) 8.50% plus the Prime Rate minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net TAVNEOS revenue levels. For advances under the Restated Credit Facility, the Company would make interest only payments through September 1, 2022 and would then repay the principal balance and interest on the advances in equal monthly installments through February 1, 2024. Upon satisfaction of certain conditions, the interest-only payment period and the principal balance repayment period may be extended. With the FDA approval of TAVNEOS in October 2021, the interest-only payment period and the principal balance repayment period was extended through March 1, 2023 and February 1, 2025, respectively. In addition, the Company will pay an end of term charge of 7.15% of the aggregate amount of the advances under the Restated Credit Facility in February 2025.

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

As of December 31, 2021, the Company had outstanding borrowings under the Amended Loan Agreement of $23.6 million, net of discounts of $0.3 million. Future minimum principal payments, which exclude the end of term charge, as of December 31, 2021 are as follows (in thousands):

Amounts
Year ending December 31:
2022	$18,951
2023	1,979
2024	2,566
2025	455
Total minimum payments	23,951
Less: amount representing debt discount	(316)
Present value of remaining debt payments	23,635
Less: current portion	(18,920)
Non-current portion	$4,715

8.
Commitments

Purchase Obligations

The Company has entered into noncancelable agreements with vendors to secure raw materials and contract manufacturing organizations (CMOs) to manufacture its commercial supply of TAVNEOS. Some of these agreements contain binding commitment provisions for orders placed under purchase orders and forecasted quantities within a specified time frame. As of December 31, 2021, the Company’s contractual obligations for the year ending December 31, 2022 under these terms of the agreements are approximately $9.9 million. The Company enters into contracts in the normal course of business with CROs for clinical trials and with vendors for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the purchase obligations above.

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

In July 2019, the Company entered into a ten-year operating lease for a 96,463 square foot facility in San Carlos, California to replace its previous headquarters located in Mountain View, California. Upon execution of the lease agreement, the Company provided the landlord an approximately $1.1 million security deposit in the form of a letter of credit. The lease commenced in June 2020 and will expire in February 2031 with an option to extend the lease for five years. The lease extension option was not considered in the ROU asset or the lease liability as the Company did not consider it reasonably certain the option would be exercised. Monthly rent payments began in March 2021. Following a six-month period of discounted rent, the Company is obligated to pay an initial annual base rent at a rate of approximately $6.5 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. The Company moved its headquarters to this new facility in April 2021.

The Company was provided a tenant improvement allowance of $15.4 million plus an additional allowance of $4.8 million for the same. The additional allowance is repaid by the Company as additional rent in equal monthly payments at a rate of 7% per annum through the initial term of the lease. As of December 31, 2021, the Company received a tenant improvement allowance of $20.2 million. The Company has the right to sublease the facility, subject to landlord consent.

The balance sheet classification of the Company’s operating lease assets and liabilities was as follows (in thousands):

	December 31,
	2021	2020
Balance Sheet
Assets:
Operating lease right-of-use assets	$24,806	$26,911

Liabilities:
Operating lease liabilities:
Accrued and other current liabilities (1)	$2,810	$845
Non-current lease liabilities	46,830	38,671

(1)
Includes current portion of operating lease liabilities.

The component of lease costs, which was included in operating expenses in the Company’s Consolidated Statements of Operations, was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$6,233	$4,648	$1,295

8.
Commitments (continued)

For the years ended December 31, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities was $5.2 million and $1.7 million, respectively, excluding the $10.9 million and $9.3 million tenant improvement allowance received in 2021 and 2020, respectively. These amounts were included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Future minimum lease payments under all noncancelable operating leases as of December 31, 2021, are as follows (in thousands):

Operating leases
Year ending December 31:
2022	$7,348
2023	7,535
2024	7,741
2025	7,952
2026	8,170
Thereafter	36,517
Total minimum payments	75,263
Less: interest	(25,623)
Present value of lease liabilities	$49,640

As of December 31, 2021, the remaining lease term was 9.2 years and the operating discount rate used to determine the operating lease liability was 9.5%.

9.
Related Party Transactions

Vifor

Vifor held 5,194,085 shares of the Company’s common stock as of December 31, 2021. The Company has collaboration agreements with Vifor: the Avacopan Agreements and the CCX140 Agreements (each as described below). See “Note 2. Summary of Significant Accounting Policies – Concentration of Credit Risk” for additional information on accounts receivable balance due from Vifor.

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

9.
Related Party Transactions (continued)

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

In February 2021, the Company achieved a $10.0 million regulatory milestone when the Japanese NDA (JNDA) for TAVNEOS in the treatment of ANCA-associated vasculitis was filed with the Japanese Pharmaceuticals and Medical Device Agency (PMDA) by Vifor, through its sublicensee Kissei Pharmaceutical, Co., Ltd. (Kissei). In September 2021, the Japanese Ministry of Health, Labor and Welfare (MHLW) approved the JNDA for TAVNEOS for the treatment of patients with microscopic polyangiitis (MPA) and granulomatosis with polyangiitis (GPA), the two main forms of ANCA-associated vasculitis. As a result, the Company achieved a $20.0 million regulatory milestone. In November 2021, the EMA Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion recommending marketing authorization for the Company’s TAVNEOS. In January 2022, the European Commission approved TAVNEOS in combination with a rituximab or cyclophosphamide regimen for the treatment of adult patients with severe active MPA or GPA. Accordingly, the Company achieved a $45.0 million regulatory milestone. See “Note 15. Subsequent Event” for additional information. Upon further achievement of certain regulatory and commercial milestones with TAVNEOS, the Company will receive additional payments of up to $385.0 million under the Avacopan Agreements. In addition, the Company will receive royalties, with rates ranging from the low teens to the mid-twenties, on future potential net sales of TAVNEOS by Vifor in the licensed territories.

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

As of December 31, 2021, the transaction price of $183.0 million comprises the following:

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
•
$30.0 million regulatory milestone payments achieved upon the acceptance and the approval of the JNDA for TAVNEOS in the treatment of ANCA-associated vasculitis filed by Vifor, through its Japanese sublicensee Kissei with the PMDA in 2021; and
•
$5.0 million non-refundable upfront payment under the Avacopan Letter Agreement.

9.
Related Party Transactions (continued)

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

For the years ended December 31, 2021, 2020 and 2019, the Company recognized $28.2 million, $13.0 million and $29.5 million of collaboration and license revenue under the Avacopan Agreements, respectively.

Avacopan Commercial Supply Agreement

In October 2020, the Company entered into a Manufacturing and Supply Agreement with Vifor (the Avacopan Commercial Supply Agreement). Under the Avacopan Commercial Supply Agreement, the Company will supply and sell TAVNEOS to Vifor for commercial use outside of the United States. Vifor will purchase TAVNEOS at a certain percentage mark up to the Company’s cost of goods, in accordance with the Avacopan Agreements. Vifor’s purchase of TAVNEOS is subject to certain binding forecast periods. The Avacopan Commercial Supply Agreement will expire upon the termination of the Avacopan Agreements or under certain circumstances as specified in the agreement. In connection with the Avacopan Commercial Supply Agreement, the Company also entered into a letter agreement with Vifor, pursuant to which the $6.2 million previously received from Vifor under the CCX140 Agreement (discussed below) is creditable to Vifor’s purchase of TAVNEOS. For the years ended December 31, 2021 and 2020, the Company recognized $1.8 million and $0, respectively, of product supply revenue under the Avacopan Commercial Supply Agreement. As of December 31, 2021, $4.2 million remains creditable against Vifor’s purchases of TAVNEOS.

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

As of December 31, 2021, the transaction price of $66.5 million comprises the following:

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

In May 2020, the Company announced topline data from a 46 patient Phase II dose-ranging trial in the orphan kidney disorder, primary Focal Segmental Glomerulosclerosis (FSGS), called the LUMINA-1 trial. In the study, CCX140 did not demonstrate a meaningful reduction in proteinuria relative to the control group after 12 weeks of blinded treatment. As such, CCX140 will not be further developed in FSGS. As a result, the Company reduced the total anticipated FSGS budgeted costs and the corresponding transaction price related to development funding under the CCX140 Agreement by $47.2 million and recognized $46.7 million of contract revenue during the three months ended June 30, 2020. In addition, $6.2 million of deferred revenue previously received from Vifor under the CCX140 Agreements is creditable against Vifor’s purchases of TAVNEOS under the Avacopan Commercial Supply Agreement. Vifor retains an option to solely develop and commercialize CCX140 in more prevalent forms of chronic kidney disease (CKD). Should Vifor later exercise the CKD option, the Company would receive co-promotion rights for CKD in the United States.

9.
Related Party Transactions (continued)

For the years ended December 31, 2021, 2020 and 2019, the Company recognized $0.8 million, $51.4 million and $6.4 million of collaboration and license revenue under the CCX140 Agreements, respectively. As of December 31, 2021, deferred revenue under the CCX140 Agreement, representing the Company’s remaining estimated performance obligation under these agreements had been fully recognized.

The following table presents the contract assets and liabilities for all of the Company’s revenue contracts as of the following dates (in thousands):

	December 31,
	2021	2020
Contract asset:
Accounts receivable	$43	$32
Contract liability:
Deferred revenue	(35,765)	(36,587)

During the years ended December 31, 2021, 2020 and 2019, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue recognized in the period from:
Amount included in contract liability at the beginning of the period	$30,823	$64,250	$35,781
Performance obligations satisfied (or partially satisfied) in previous periods	$22,842	$40,647	$2,251

10.
Government Grant

In September 2019, the Company was awarded a two-year $1.0 million grant from the orphan drug office of the U.S. Food and Drug Administration to support the clinical development of TAVNEOS in patients with the rare kidney disease complement 3 glomerulopathy. The grant was extended for an additional four months in August 2021. For the years ended December 31, 2021 and 2020, the Company recognized $0.3 million and $0.5 million of grant revenue, respectively. As of December 31, 2021 and 2020, the Company recorded $28,000 and $0.1 million as accounts receivable, respectively. This grant was fully recognized as of December 31, 2021.

11.
Stockholders’ Equity

Equity Incentive Plans

In May 2002, the stockholders approved the Amended and Restated 1997 Stock Option/Stock Issuance Plan (the Prior Plan) and in September 2002, the stockholders approved the 2002 Equity Incentive Plan (the 2002 Plan). In February 2012, the stockholders approved the 2012 Equity Incentive Award Plan (the 2012 Plan). In May 2021, the stockholders approved the amended and restated 2012 Plan (the Restated Plan). Collectively, the Prior Plan, the 2002 Plan, the 2012 Plan and the Restated Plan are known as the Stock Plans.

Pursuant to the Restated Plan, the annual increase of shares available for issuance under the 2012 Plan has been removed such that any increase in the total number of shares of common stock that may be issued must be approved by the stockholders, and, forfeited Prior Plan awards will no longer be added to the number of shares reserved. In addition, the number of shares available for issuance will be reduced by 1.5 shares for each share subject to any award other than an option, stock appreciation right or other award for which the holder pays the intrinsic value as of the date of grant granted after the effective date of the Restated Plan. The Restated Pan does not have a fixed term. The stockholders approved an increase to the number of shares reserved for issuance under the Restated Plan by 950,000 shares effective May 20, 2021. As of December 31, 2021, a total of 20,390,000 shares of the Company’s common stock were reserved for issuance under the Restated Plan.

11.
Stockholders’ Equity (continued)

Restricted Stock

Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs) are independent of stock option grants and are not transferrable, and are subject to forfeiture if recipients terminate their service to the Company prior to the release of the vesting restrictions. RSUs granted to employees generally vest over a period of three years. RSUs and RSAs granted to its nonemployee directors vest over a one-year period, or over a three-year period in the case of an initial grant pursuant to the Company’s Non-Employee Director Compensation Policy (Directors Plan). In the case of a change in control, RSUs and RSAs granted to nonemployee directors will vest in full. RSUs are also granted to nonemployee with performance conditions and the related compensation expense is recognized when the performance condition is deemed probable to be achieved. RSUs and RSAs are valued at the closing price of the Company’s common stock on the date of grant. During the years ended December 31, 2020 and 2019, the weighted-average grant date fair value for restricted stock granted was $49.26 and $11.54, respectively. The total fair value of restricted stock vested during the years ended December 31, 2021, 2020 and 2019 was $11.2 million, $11.4 million and $3.1 million, respectively.

The activity for restricted stock is summarized as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Balance at December 31, 2020	420,030	$34.73
Granted	229,356	54.59
Vested	(219,842)	32.73
Canceled	(16,034)	57.05
Unvested at December 31, 2021	413,510	$45.94

As of December 31, 2021, there was $9.3 million of unrecognized compensation expense associated with unvested employee restricted stock, which is expected to be recognized over a weighted-average period of 1.4 years.

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

11.
Stockholders’ Equity (continued)

The following table summarizes stock option activity and related information under the Company’s Stock Plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	3,170,577	7,114,225	$14.61
Shares authorized	2,950,000	—
Granted (1)	(1,381,845)	1,129,311	49.61
Exercised (2)	86,343	(674,968)	9.81
Forfeited and expired (3)	816,707	(800,673)	29.73
Outstanding at December 31, 2021	5,641,782	6,767,895	$19.14	5.61	$144,108,406
Vested and expected to vest, net of estimated forfeiture at December 31, 2021		6,575,881	$18.48	5.52	$142,647,489
Exercisable at December 31, 2021		4,952,557	$11.74	4.59	$127,032,052

(1)
The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period with a 1.5 share ratio reduction to the reserve shares for each RSU or RSA grant in accordance with the Restated Pan.
(2)
Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.
(3)
The difference between shares forfeited and expired in the number of shares available for grant and outstanding options represents the RSUs canceled during the period.

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options exercised was $21.1 million, $123.3 million and $48.4 million during 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $37.0 million of unrecognized compensation expense, net of estimated forfeitures, associated with outstanding employee stock options, which is expected to be recognized over an estimated weighted-average period of 2.4 years.

As of December 31, 2021, stock options outstanding were as follows:

	Options Outstanding
Exercise Price Range	Shares	Weighted- Average Contractual Life
$3.29-$6.08	795,681	3.49
$6.23-$6.62	721,062	4.98
$6.66 - $8.19	1,113,649	2.93
$8.29-$10.86	905,228	6.39
$10.91-$11.02	758,694	6.53
$11.56-$14.28	813,280	5.16
$14.31-$46.59	757,512	7.47
$48.00 - $65.87	860,489	8.60
$67.84	42,300	9.16
	6,767,895	5.61

11.
Stockholders’ Equity (continued)

Employee Stock Purchase Plan

In February 2012, the stockholders approved the ESPP (the 2012 ESPP). In May 2021, the stockholders approved the amended and restated 2012 Plan (the Restated ESPP) to eliminate the annual increase of shares available for issuance under the 2012 ESPP and remove the fixed term such that it will continue until terminated by our board of directors or the share reserve thereunder is exhausted.

The Company issued 95,152, 79,161 and 71,653 shares under the ESPP in 2021, 2020 and 2019, respectively. As of December 31, 2021, a total of 2,000,000 shares of the Company’s common stock were reserved for issuance; of which, 1,048,585 shares were available for issuance under the Restated ESPP. As of December 31, 2021, there was $0.4 million of unrecognized compensation expense, net of estimated forfeitures, associated with the ESPP, which is expected to be recognized over an estimated weighted-average period of 0.4 years.

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

Total employee stock-based compensation expense recognized associated with restricted stock, stock options, and the ESPP, was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$9,582	$7,815	$4,530
Selling, general and administrative	19,087	13,133	6,819
Total	$28,669	$20,948	$11,349

Valuation Assumptions

Fair value of options granted under the Stock Plans and purchases under the Company’s ESPP were estimated at grant or purchase dates using a Black-Scholes option valuation model. The Black-Scholes valuation model requires that assumptions are made with respect to various factors, including the expected volatility of the fair value of the Company’s common stock. The Company has based its expected volatility on the average historical volatilities of public entities having similar characteristics including: industry, stage of life cycle, size, and financial leverage. For expected term, the Company takes into consideration its historical data of options exercised, cancelled and expired. The stock price used in the Black‐Scholes calculation is the closing stock price on the date of grant.

The fair values of the employee stock options granted under the Company’s Stock Plans and the option component of the shares purchased under the ESPP during 2021, 2020 and 2019 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2021	2020	2019	2021	2020	2019
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	93.8%	87.4%	71.3%	111.0%	118.4%	56.4%
Weighted-average expected life (in years)	5.6	6.0	6.0	0.5	0.5	0.5
Risk-free interest rate	0.85%	0.66%	2.28%	0.06%	0.13%	1.87%
Weighted-average grant date fair value	$35.96	$35.71	$7.54	$18.10	$25.93	$4.10

11.
Stockholders’ Equity (continued)

Stock Awards to Nonemployees

During 2021, 2020 and 2019, the Company granted to consultants options to purchase 21,700, 21,400 and 82,011 shares of common stock, respectively. In addition, during 2020, 66,000 shares of RSUs were granted to consultants, of which 35,000 were with performance vesting conditions. These performance conditions were achieved in 2021. No shares of RSUs were granted in 2021.

Total stock-based compensation expense recognized associated with restricted stock and stock options granted to nonemployees was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$2,023	$1,892	$186
Selling, general and administrative	—	72	103
Total	$2,023	$1,964	$289

Valuation Assumptions

Stock-based compensation expense associated with stock options granted to nonemployees is recognized as the stock options vest.

The estimated fair values of the stock options granted are calculated at each reporting date using the Black-Scholes option-pricing model, with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Dividend yield	0%	0%	0%
Volatility	94%	87%	68-87%
Weighted-average expected life (in years)	5.6	6.0	5.5-6.0
Risk-free interest rate	0.85%	0.84%	1.6-2.2%

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

12.
401(k) Plan

In October 1997, the Company established the ChemoCentryx 401(k) Plan and Trust (the 401(k) Plan). Employees may contribute, up to the percentage limit imposed by the Internal Revenue Code of 1986, as amended, an amount of their salary each calendar year until termination of their employment with the Company. The Company may elect to make matching contributions, as per the Plan; however, no matching contributions were made in the years ended December 31, 2021, 2020 and 2019.

13.
Income Taxes

The Company’s loss before tax is only attributable to U.S. operations. The components of the income tax (benefit) expense are as follows (in thousands):

Year Ended December 31,
	2021	2020	2019
Current (benefit from) provision for income taxes:
Federal	$—	$—	$—
State	—	—	—
Total current (benefit from) provision for income taxes	—	—	—
Deferred (benefit from) provision for income taxes:	—	—	—
Federal	—	—	—
State	—	—	—
Total deferred tax (benefit from) provision for income taxes	—	—	—
(Benefit from) provision for income taxes	$—	$—	$—

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	(21.0%)	(21.0%)	(21.0%)
State, net of federal benefit	(0.4)	—	—
Permanent items	1.2	2.1	1.3
Excess tax benefit for stock-based compensation	(3.0)	(40.9)	(13.3)
Tax credits	(3.1)	(13.4)	(38.3)
Change in valuation allowance	22.9	70.4	70.3
Non-deductible executive compensation	3.3	2.7	1.0
Other	0.1	0.1	—
(Benefit from) provision for income taxes	—%	—%	—%

13.
Income Taxes (continued)

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$143,914	$120,347
Tax credits	54,585	49,229
Stock-based compensation	5,485	4,165
Reserves and accruals	3,034	1,770
Deferred revenue	7,657	7,684
Lease liability	10,628	8,299
Gross deferred tax assets	225,303	191,494
Less: valuation allowance	(216,025)	(183,948)
Total deferred tax assets	9,278	7,546
Deferred tax liabilities:
Property, plant and equipment	(3,967)	(1,894)
Right of use asset	(5,311)	(5,652)
Total deferred tax liabilities	(9,278)	(7,546)
Net deferred tax assets	$—	$—

The Company concluded that it is more likely than not that its deferred tax assets would not be realized. Accordingly, the total deferred tax assets have been fully offset by a valuation allowance. The Company’s valuation allowance increased by approximately $32.1 million and $41.2 million in 2021 and 2020, respectively. The change in valuation allowance in 2021 and 2020 is primarily due to increases in net operating losses and net deferred tax assets generated during the year.

At December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $599.7 million and $228.5 million, respectively. The federal net operating loss carryforwards will begin to expire in 2032. Due to tax reform, federal net operating loss carryforwards generated in 2018 and forward no longer have an expiration date. The state net operating loss carryforwards will begin to expire in 2028.

As of December 31, 2021, the Company has federal and state research and development credit carryforwards of $17.0 million and $14.5 million, respectively. The federal research and development credits will begin to expire in 2021 if not utilized. California research and development credits can be carried forward indefinitely. The Company also has federal Orphan Drug credits of $56.1 million as of December 31, 2021. Such orphan drug credit will begin to expire in 2034 if not utilized.

Utilization of the net operating loss and credit carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and credit carryforwards before their utilization.

Beginning in 2022, the Tax Cuts and Jobs Act eliminates the option to deduct research and development expenditures and requires taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. While it is possible that Congress may modify or repeal this provision before it becomes effective, the Company has no assurance that these provisions will be modified or repealed. Therefore, based on current assumptions, this could potentially increase the effective tax rate and decrease the Company's cash from operations beginning in 2022.

13.
Income Taxes (continued)

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019, is as follows (in thousands):

Unrecognized Income Tax Benefits
Balance as of December 31, 2019	$29,176
Additions for current tax positions	1,317
Releases	(29)
Balance as of December 31, 2020	30,464
Additions for current tax positions	1,269
Additions for prior tax positions	1,432
Releases	(58)
Balance as of December 31, 2021	$33,107

As of December 31, 2021 and 2020, the Company had approximately $33.1 million and $30.5 million, respectively, of unrecognized tax benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. In 2021, unrecognized tax benefits increased due to uncertainty associated with the Company’s claim or prior year research and development and orphan drug credits. The Company is not aware of any items that will significantly increase or decrease its unrecognized tax benefits in the next 12 months.

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2021, there has been no interest expense or penalties related to unrecognized tax benefits.

For U.S. federal and California income tax purposes, the statute of limitations remains open for the years beginning 2018 and 2017, respectively, except for the carryforward of net operating losses and research and development credits generated in prior years.

14.
Selected Quarterly Financial Data (unaudited)

Selected quarterly results from operations for the years ended December 31, 2021 and 2020 are as follows (in thousands except per share amounts):

	2021 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$10,353	$1,813	$17,743	$2,315
Net loss	$(29,711)	$(39,209)	$(22,307)	$(40,528)
Basic and diluted net loss per share	$(0.43)	$(0.56)	$(0.32)	$(0.58)
Diluted net income (loss) per share	$(0.43)	$(0.56)	$(0.32)	$(0.58)

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$6,008	$49,440	$5,085	$4,358
Net income (loss)	$(21,687)	$20,267	$(24,060)	$(29,876)
Basic net income (loss) per share	$(0.35)	$0.32	$(0.35)	$(0.43)
Diluted net income (loss) per share	$(0.35)	$0.29	$(0.35)	$(0.43)

The four quarters of net earnings per share may not add to the total year because of differences in the weighted-average numbers of shares outstanding during the quarters and the year.

15.
Subsequent Event

In January 2022, the European Commission approved TAVNEOS in combination with a rituximab or cyclophosphamide regimen for the treatment of adult patients with severe active GPA or MPA, the two main forms of ANCA-associated vasculitis. TAVNEOS will receive marketing authorization in all member states of the EU, as well as in Iceland, Liechtenstein and Norway. The approval resulted in the Company’s achievement of a $45.0 million regulatory milestone from Vifor.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(16)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

4.2(3)	Form of Common Stock Warrant.

4.3(3)	Form of Series B Preferred Stock Warrant.

4.4(17)	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1#(1)	Amended and Restated 1997 Stock Option/Stock Issuance Plan and form of agreement thereunder.

10.2#(1)	Amended and Restated 2002 Equity Incentive Plan and forms of agreements thereunder.

10.3#(1)	2012 Equity Incentive Award Plan and form of agreement thereunder.

10.4#(1)	2012 Employee Stock Purchase Plan.

10.5#(1)	2012 Cash Incentive Plan.

10.6#(23)	Amended and Restated 2012 Equity Incentive Award Plan

10.7#(23)	Amended and Restated 2012 Employee Stock Purchase Plan

10.8#(1)	Form of Indemnification Agreement.

10.9#(22)	Amended and Restated Non-Employee Director Compensation Policy.

10.10#(5)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Award Plan.

10.11#(6)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2012 Equity Incentive Award Plan.

10.12#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Thomas J. Schall, Ph.D.

10.13#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Markus J. Cappel, Ph.D.

10.14#(3)	Amended and Restated Employment Agreement, effective as of January 1, 2008, by and between the Registrant and Susan M. Kanaya.

10.15#(21)	Employment Agreement, effective as of December 28, 2020, by and between the Registrant and Tausif Butt.

10.16#	Employment Agreement, effective as of October 5, 2021, by and between the Registrant and Rita Jain.

10.17(3)	Standard Industrial/Commercial Multi-Tenant Lease, dated April 20, 2004, by and between Portola Land Company and the Registrant.

10.18(7)	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated August 16, 2012, by and between Portola Land Company and the Registrant.

81

10.19(10)	Second Amendment to Lease, dated April 13, 2017, by and between Google Inc. and the Registrant.

10.20(15)	Third Amendment to Lease, dated May 1, 2019, by and between Google Inc. and the Registrant.

10.21(20)	Lease Extension Letter, dated July 1, 2020, by and between Google Inc. and the Registrant.

10.22(14)	Lease Agreement, dated July 31, 2019, by and between the Registrant and ARE-SAN FRANCISCO NO. 63, LLC.

10.23†(8)	Product Development and Commercialization Agreement, effective as of August 22, 2006, by and between the Registrant and Glaxo Group Limited.

10.24†(3)	Amendment No. 1 to Product Development and Commercialization Agreement, effective as of September 30, 2007, by and between the Registrant and Glaxo Group Limited.

10.25†(3)	Amendment No. 2 to Product Development and Commercialization Agreement, effective as of October 6, 2008, by and between the Registrant and Glaxo Group Limited.

10.26†(3)	Amendment No. 3 to Product Development and Commercialization Agreement, effective as of August 22, 2009, by and between the Registrant and Glaxo Group Limited.

10.27†(3)	Amendment No. 4 to Product Development and Commercialization Agreement, effective as of February 26, 2010, by and between the Registrant and Glaxo Group Limited.

10.28†(3)	Amendment No. 5 to Product Development and Commercialization Agreement, effective as of November 15, 2010, by and between the Registrant and Glaxo Group Limited.

10.29†(9)	Collaboration and License Agreement, dated as of May 9, 2016, by and between the Registrant and Vifor (International) Ltd.

10.30(9)	Stock Purchase Agreement, dated as of May 9, 2016, by and between the Registrant and Vifor (International) Ltd.

10.31(6)	Collaboration and License Agreement, dated as of December 22, 2016, by and between the Registrant and Vifor (International) Ltd.

10.32†(4)	Letter Agreement dated as of February 13, 2017 between the Registrant and Vifor (International) Ltd.

10.33†(10)	Amendment to Collaboration and License Agreement, effective as of May 22, 2017 between the Registrant and Vifor Fresenius Medical Care Renal Pharma Ltd.

10.34(12)	Letter Agreement dated as of June 6, 2018 between the Registrant and Vifor (International) Ltd. Regarding Grant of Rights to CCX168 in China.

10.35(12)	Letter Agreement dated as of June 6, 2018 between the Registrant and Vifor (International) Ltd. Regarding Grant of Rights to CCX140 in China.

10.36†(12)	Amendment to Collaboration and License Agreement, effective as of June 6, 2018 between the Registrant and Vifor Fresenius Medical Care Renal Pharma Ltd.

10.37†(21)	Manufacturing and Supply Agreement, effective as of October 29, 2020 between the Registrant and Vifor Fresenius Medical Care Renal Pharma Ltd.

10.38(11)	Loan and Security Agreement, dated as of December 28, 2017, by and between the Registrant and Hercules Capital, Inc.

10.39(13)	Amendment No. 1 to Loan and Security Agreement, dated as of December 13, 2018, by and between the Registrant and Hercules Capital, Inc.

82

10.40†(18)	Amended and Restated Loan and Security Agreement, dated as of January 8, 2020, by and between the Registrant and Hercules Capital, Inc.

10.41(18)	Right to Invest Agreement, dated as of January 8, 2020, by and between the Registrant and Hercules Capital, Inc.

10.42†(24)	First Amendment to Amended and Restated Loan and Security Agreement

10.43†	Second Amendment to Amended and Restated Loan and Security Agreement

10.44†(19)	Master Manufacturing Services Agreement, dated as of March 18, 2020, by and between the Registrant and Patheon Pharmaceuticals Inc.

10.45†(19)	Product Agreement, dated as of May 8, 2020, by and between the Registrant and Patheon Pharmaceuticals Inc.

10.46†(20)	Commercial Manufacturing Agreement, dated as of August 26, 2020, by and between the Registrant and Hovione LLC.

21.1	Subsidiaries of the Registrant.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

83

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
(21)
Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021, and incorporated herein by reference.
(22)
Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 3, 2021, and incorporated herein by reference.
(23)
Filed with the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 7, 2021, and incorporated herein by reference.
(24)
Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021, and incorporated herein by reference.

# Indicates management contract or compensatory plan.

† Portions of this exhibit have been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K.

84

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMOCENTRYX, INC.

Date: March 1, 2022	By:	/s/ Thomas J. Schall, Ph.D.
Thomas J. Schall, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Schall, Ph.D.	President, Chief Executive Officer and Director	March 1, 2022
Thomas J. Schall, Ph.D.	(Principal Executive Officer)

Executive Vice President, Chief Financial and
/s/ Susan M. Kanaya	Administrative Officer, Secretary and Director	March 1, 2022
Susan M. Kanaya	(Principal Financial and Accounting Officer)

/s/ Rita Jain, M.D.	Executive Vice President, Chief Medical Officer and
Rita Jain, M.D.	Director	March 1, 2022

/s/ Thomas A. Edwards
Thomas A. Edwards	Director	March 1, 2022

/s/ Joseph M. Feczko, M.D.
Joseph M. Feczko, M.D.	Director	March 1, 2022

/s/ Henry A. McKinnell, Jr., Ph.D.
Henry A. McKinnell, Jr., Ph.D.	Director	March 1, 2022

/s/ Geoffrey M. Parker
Geoffrey M. Parker	Director	March 1, 2022

/s/ James L. Tyree
James L. Tyree	Director	March 1, 2022