Form 10-Q
period 2022-03-31
ChemoCentryx, Inc.
filed 2022-05-10
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 29, 2022 was 71,193,352.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,577	$49,978
Short-term investments	300,024	214,514
Accounts receivable, net	2,781	411
Accounts receivable from related party	29	43
Inventory	2,897	851
Prepaid expenses and other current assets	5,324	3,380
Total current assets	351,632	269,177
Property and equipment, net	31,482	32,269
Long-term investments	31,235	97,856
Operating lease right-of-use assets	24,592	24,806
Other assets	1,512	1,544
Total assets	$440,453	$425,652
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,423	$6,746
Accrued and other current liabilities	25,547	26,358
Long-term debt, current	19,128	18,920
Deferred revenue from related party	18,709	10,993
Total current liabilities	68,807	63,017
Long-term debt, net	4,554	4,715
Non-current deferred revenue from related party	62,094	24,772
Non-current lease liabilities	46,062	46,830
Other non-current liabilities	217	198
Total liabilities	181,734	139,532
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 71,142,102 and 70,357,557 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	71	70
Additional paid-in capital	916,224	903,646
Note receivable	(16)	(16)
Accumulated other comprehensive loss	(1,855)	(483)
Accumulated deficit	(655,705)	(617,097)
Total stockholders’ equity	258,719	286,120
Total liabilities and stockholders’ equity	$440,453	$425,652

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product sales, net	$5,353	$—
Collaboration and license revenue from related party	106	10,223
Grant revenue	—	130
Total revenue	5,459	10,353
Operating expenses:
Cost of sales	205	—
Research and development	17,476	23,418
Selling, general and administrative	26,011	16,262
Total operating expenses	43,692	39,680
Loss from operations	(38,233)	(29,327)
Other expense:
Interest income	222	305
Interest expense	(597)	(689)
Total other expense, net	(375)	(384)
Net loss	$(38,608)	$(29,711)
Net loss per common share
Basic and diluted net loss per common share	$(0.55)	$(0.43)
Shares used to compute basic and diluted net loss per common share	70,835	69,608

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(38,608)	$(29,711)
Unrealized loss on available-for-sale securities	(1,372)	(128)
Comprehensive loss	$(39,980)	$(29,839)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	70,357,557	$70	$903,646	$(16)	$(483)	$(617,097)	$286,120
Net loss	—	—	—	—	—	(38,608)	(38,608)
Unrealized loss on investments	—	—	—	—	(1,372)	—	(1,372)
Issuance of common stock upon net exercise of warrant	66,833	—	—	—	—	—	—
Issuance of common stock under equity incentive and employee stock purchase plans	803,567	1	6,278	—	—	—	6,279
Repurchased shares upon vesting of restricted stock units for tax withholdings	(85,855)	—	(3,126)	—	—	—	(3,126)
Employee stock-based compensation	—	—	9,182	—	—	—	9,182
Compensation expense related to options granted to consultants	—	—	244	—	—	—	244
Balance as of March 31, 2022	71,142,102	$71	$916,224	$(16)	$(1,855)	$(655,705)	$258,719

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	69,452,466	$69	$870,788	$(16)	$114	$(485,342)	$385,613
Net loss	—	—	—	—	—	(29,711)	(29,711)
Unrealized loss on investments	—	—	—	—	(128)	—	(128)
Issuance of common stock under equity incentive and employee stock purchase plans	370,987	1	2,162	—	—	—	2,163
Repurchased shares upon vesting of restricted stock units for tax withholdings	(80,960)	—	(5,013)	—	—	—	(5,013)
Employee stock-based compensation	—	—	7,840	—	—	—	7,840
Compensation expense related to options granted to consultants	—	—	240	—	—	—	240
Balance as of March 31, 2021	69,742,493	$70	$876,017	$(16)	$(14)	$(515,053)	$361,004

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(38,608)	$(29,711)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	9,426	8,080
Depreciation of property and equipment	1,017	117
Non-cash lease expense	215	594
Non-cash interest expense, net	1,228	997
Changes in assets and liabilities:
Accounts receivable, net	(2,370)	7
Accounts receivable from related party	14	(9,980)
Inventory	(2,046)	—
Prepaids and other current assets	(2,162)	583
Other assets	32	(4)
Accounts payable	(1,329)	1,201
Operating lease liabilities	(664)	6,342
Other liabilities	(960)	418
Deferred revenue from related party	45,038	(211)
Net cash provided by (used in) operating activities	8,831	(21,567)
Investing activities
Purchases of property and equipment, net	(224)	(10,880)
Purchases of investments	(91,498)	(95,278)
Maturities of investments	70,385	166,826
Net cash (used in) provided by investing activities	(21,337)	60,668
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	6,231	2,163
Employees' tax withheld and paid for restricted stock units	(3,126)	(5,013)
Net cash provided by (used in) financing activities	3,105	(2,850)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,401)	36,251
Cash, cash equivalents and restricted cash at beginning of period	51,058	33,377
Cash, cash equivalents and restricted cash at end of period	$41,657	$69,628
Supplemental disclosures of cash flow information
Cash paid for interest	$488	$509
Right-of-use assets obtained in exchange for lease obligations	$1	$300
Purchases of property and equipment, net recorded in accounts payable and accrued liabilities	$6	$2,807

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

1.
Description of Business

ChemoCentryx, Inc. (the Company) commenced operations in 1997. The Company is a fully integrated United States biopharmaceutical company focused on the development and commercialization of new medications targeting inflammatory disorders, autoimmune diseases and cancer. The Company discovered, developed and is now commercializing TAVNEOS® (avacopan) in the U.S. as an adjunctive treatment for adult patients with severe active anti-neutrophil cytoplasmic autoantibody-associated vasculitis (ANCA-associated vasculitis), specifically granulomatosis with polyangiitis (GPA) and microscopic polyangiitis (MPA), the two main forms of ANCA-associated vasculitis, in combination with standard therapy including glucocorticoids, and not for the elimination of glucocorticoids use. The Company’s principal operations are in the U.S. and it operates in one segment.

Unaudited Interim Financial Information

The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2021 Condensed Consolidated Balance Sheet was derived from audited financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022.

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

For the three months ended March 31, 2022 and 2021, total revenue derived from the Company’s collaboration with Vifor (International) Ltd., and/or its affiliates, or collectively, Vifor, was 1.9% and 98.7%, respectively. Accounts receivable are typically unsecured and are concentrated within a few customers in the pharmaceutical industry and government sector. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies and government funded entities. The Company has not historically experienced any significant losses due to concentration of credit risk.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding for the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and warrants, (ii) vesting of restricted stock units (RSUs) and restricted stock awards (RSAs), and (iii) the purchase from contributions to the amended and restated 2012 Employee Stock Purchase Plan (the Restated ESPP) (calculated based on the treasury stock method), are only included in the calculation of diluted net loss per share when their effect is dilutive.

For the three months ended March 31, 2022 and 2021, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Options to purchase common stock, including purchases from contributions to ESPP	7,123	7,483
Restricted stock units	560	425
Restricted stock awards	15	14
Warrant to purchase common stock(1)	—	150
	7,698	8,072

(1)
In 2012, the Company issued a warrant with a ten-year term to purchase 150,000 shares of its common stock at an exercise price of $20.00 per share. The warrant was exercised in January 2022.

Product Sales, net

The Company sells TAVNEOS to a limited number of specialty pharmacies and a specialty distributor. These customers subsequently dispense TAVNEOS directly to patients or resell it to hospitals and certain pharmacies. The Company recognizes product sales when the customer obtains control of the Company’s product, which occurs typically upon delivery to the customer. Product sales to these customers are recorded net of reserves established for distributor service fees and prompt payment discounts as stated in agreements, estimates for product returns, government rebates, chargebacks and the Company’s co-pay assistance program for patients. The Company estimates these reserves using the expected value approach. The Company believes its estimated reserves require significant judgment and may adjust these estimates as it accumulates historical data and assesses other quantitative and qualitative factors. Differences from actual results and changes to these estimates will be reported in the period that the differences become known.

Cost of Sales

Cost of sales for product sales and product supply consists primarily of direct and indirect costs related to the manufacturing of TAVNEOS products sold, including third-party manufacturing costs, packaging services, freight, storage costs, allocation of overhead costs of employees involved with production and net sales-based royalties expense. The Company began capitalizing costs related to inventory in October 2021 upon the U.S. Food and Drug Administration (FDA) approval of TAVNEOS. Manufacturing costs associated with campaigns initiated prior to FDA approval were recorded as research and development expense. Accordingly, cost of sales in the near term will likely be lower than in later periods given the sales of pre-approval inventory will carry little to no manufacturing costs given such costs were previously expensed to research and development expense.

Inventory

The Company values its inventories at the lower-of-cost or net realizable value on a first-in, first-out (FIFO) basis. Inventories include the cost for raw materials, third party contract manufacturing and packaging services, and indirect personnel and overhead associated with production. The Company performs an assessment of the recoverability of inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of sales in the consolidated statements of operations. The Company capitalizes inventory costs associated with products when future commercialization is considered probable and the future economic benefit is expected to be realized, which is typically when regulatory approval is obtained for a drug candidate. As such, the Company begins capitalizing costs as inventory when a drug candidate receives regulatory approval. Prior to regulatory approval, the Company recorded inventory costs related to drug candidates as research and development expense.

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive loss. For the periods presented, other comprehensive loss consists of unrealized losses on the Company’s available-for-sale securities. For the three months ended March 31, 2022 and 2021, there were no sales of investments and therefore there were no reclassifications of comprehensive loss.

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

3.
Cash Equivalents, Restricted Cash and Investments

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$40,577	$49,978
Restricted cash included in Other assets	1,080	1,080
Total cash, cash equivalents and restricted cash	$41,657	$51,058

Restricted cash as of March 31, 2022 and December 31, 2021 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the lease of the Company’s facility in San Carlos, California. See “Note 7. Commitments” for additional information on this lease.

Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$37,331	$—	$—	$37,331
U.S. treasury securities	115,369	1	(708)	114,662
Non-U.S. government securities	16,743	—	(180)	16,563
Commercial paper	73,868	—	—	73,868
Asset-backed securities	32,400	—	(212)	32,188
Corporate debt securities	94,734	14	(770)	93,978
Total available-for-sale securities	$370,445	$15	$(1,870)	$368,590

Classified as:
Cash equivalents				$37,331
Short-term investments				300,024
Long-term investments				31,235
Total available-for-sale securities				$368,590

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$41,960	$—	$—	$41,960
U.S. treasury securities	40,397	—	(160)	40,237
Government-sponsored agencies	16,821	—	(56)	16,765
Commercial paper	111,868	—	—	111,868
Asset-backed securities	39,988	—	(62)	39,926
Corporate debt securities	103,779	7	(212)	103,574
Total available-for-sale securities	$354,813	$7	$(490)	$354,330

Classified as:
Cash equivalents				$41,960
Short-term investments				214,514
Long-term investments				97,856
Total available-for-sale securities				$354,330

Cash equivalents in the tables above exclude cash of $3.2 million and $8.0 million as of March 31, 2022 and December 31, 2021, respectively. All available-for-sale securities held as of March 31, 2022 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The Company applies the specific identification method to determine the cost basis of the securities sold. No available-for-sale securities held as of March 31, 2022 have been in a continuous unrealized loss position for more than 12 months. As of March 31, 2022, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors. To date, the Company has not recorded any impairment charges on marketable securities.

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

Recurring Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
Description	Level 1	Level 2	Level 3	Total
Money market fund	$37,331	$—	$—	$37,331
U.S. treasury securities	—	114,662	—	114,662
Non-U.S. government securities	—	16,563	—	16,563
Commercial paper	—	73,868	—	73,868
Asset-backed securities	—	32,188	—	32,188
Corporate debt securities	—	93,978	—	93,978
Total available-for-sale securities	$37,331	$331,259	$—	$368,590

	December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Money market fund	$41,960	$—	$—	$41,960
U.S. treasury securities	—	40,237	—	40,237
Government-sponsored agencies	—	16,765	—	16,765
Commercial paper	—	111,868	—	111,868
Asset-backed securities	—	39,926	—	39,926
Corporate debt securities	—	103,574	—	103,574
Total available-for-sale securities	$41,960	$312,370	$—	$354,330

During the three months ended March 31, 2022, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

Other Fair Value Measurements

The carrying amount and estimated fair value of financial instruments not recorded at fair value at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31,		December 31,
	2022		2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$23,682	$25,170	$23,635	$25,046

(1)
Carrying amounts of long-term debt were net of unamortized debt discounts of $269 and $316 as of March 31, 2022 and December 31, 2021, respectively.

The fair value of the Company's long-term debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.

5.
Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Research and development related	$11,441	$11,309
Compensation related	4,974	8,350
Consulting and professional services	2,127	1,348
Current portion of operating lease liability	2,915	2,810
End of term charge on the long-term debt	1,196	1,151
Other	2,894	1,390
	$25,547	$26,358

6.
Long-term Debt

In December 2017, the Company entered into a Loan and Security Agreement, with Hercules Capital, Inc. (Hercules), pursuant to which term loans in an aggregate principal amount of up to $50.0 million (as amended, the Credit Facility) were available to the Company. As of March 31, 2022, the Company had borrowed $20.0 million under the Credit Facility, with an interest rate of 8.05% per annum and the remaining available amount had expired. Advances under the Credit Facility bear an interest rate equal to the greater of either (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal (the Prime Rate) minus 4.75%, and (ii) 8.05%. The Company made interest-only payments through June 2021 and the first principal and interest payment on July 1, 2021. The Credit Facility was subsequently amended in July 2021 and December 2021 to extend the interest-only payment period through August 1, 2022, and at which point the Company will then be obligated to repay the principal balance and interest on the advances in equal monthly installments through December 1, 2022. The Company is obligated to pay an end of term charge of $1.3 million in December 2022.

On January 8, 2020, the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules, which amended and restated the agreement between the parties, and pursuant to which an additional term loan in an aggregate principal amount of up to $100.0 million (the Restated Credit Facility) is available to the Company at its discretion in three tranches. The first tranche of the Restated Credit Facility of up to $40.0 million was available to the Company through December 15, 2020, of which $20.0 million became available upon submission of the TAVNEOS New Drug Application (NDA) for the treatment of patients with ANCA-associated vasculitis. The second tranche of up to an additional $30.0 million was available to the Company through December 15, 2021 upon NDA approval of TAVNEOS for the treatment of ANCA-associated vasculitis. The third tranche of up to an additional $30.0 million would be available through December 15, 2022, subject to certain conditions.

Under the Restated Credit Facility, the Company borrowed $5.0 million from the first tranche with an interest rate of 8.50% per annum as of March 31, 2022. Advances under the Restated Credit Facility bear an initial interest rate equal to the greater of either (i) 8.50% plus the Prime Rate minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net TAVNEOS revenue levels. For advances under the Restated Credit Facility, the Company was required to make interest only payments through September 1, 2022 and repay the principal balance and interest on the advances in equal monthly installments through February 1, 2024. However, upon satisfaction of certain conditions, the interest-only payment period and the principal balance repayment period may be extended. With the FDA approval of TAVNEOS in October 2021, the interest-only payment period and the principal balance repayment period was extended through March 1, 2023 and February 1, 2025, respectively. In addition, the Company will pay an end of term charge of 7.15% of the aggregate amount of the advances under the Restated Credit Facility in February 2025.

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

As of March 31, 2022, the Company had outstanding borrowings under the Amended Loan Agreement of $23.7 million, net of discounts of $0.3 million. Future minimum principal payments, which exclude the end of term charge, as of March 31, 2022 are as follows (in thousands):

Amounts
Year ending December 31:
Remaining of fiscal year 2022	$18,951
2023	1,979
2024	2,566
2025	455
Total minimum payments	23,951
Less: amount representing debt discount	(269)
Present value of remaining debt payments	23,682
Less: current portion	(19,128)
Non-current portion	$4,554

7.
Commitments

Purchase Obligations

The Company has entered into noncancelable agreements with vendors to secure raw materials and contract manufacturing organizations (CMOs) to manufacture its commercial supply of TAVNEOS. Some of these agreements contain binding commitment provisions for orders placed under purchase orders and forecasted quantities within a specified time frame. As of March 31, 2022, the Company’s noncancelable contractual obligations under these terms of the agreements are approximately $9.7 million. The Company enters into contracts in the normal course of business with CROs for clinical trials and with vendors for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the purchase obligations above.

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

In July 2019, the Company entered into a ten-year operating lease for a 96,463 square foot facility in San Carlos, California to replace its previous headquarters located in Mountain View, California. Upon execution of the lease agreement, the Company provided the landlord an approximately $1.1 million security deposit in the form of a letter of credit. The lease commenced in June 2020 and will expire in February 2031 subject to an option to extend the lease for five years. The lease extension option was not considered in the right-of-use asset or the lease liability as the Company did not consider it reasonably certain the option would be exercised. Monthly rent payments began in March 2021. Following a six-month period of discounted rent, the Company is obligated to pay an initial annual base rent at a rate of approximately $6.5 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. The Company moved its headquarters to this new facility in April 2021.

The Company was provided a tenant improvement allowance of $15.4 million plus an additional allowance of $4.8 million for the same. The additional allowance is repaid by the Company as additional rent in equal monthly payments at a rate of 7% per annum through the initial term of the lease. As of March 31, 2022, the Company received total tenant improvement allowance of $20.2 million. The Company has the right to sublease the facility, subject to landlord consent.

The balance sheet classification of the Company’s operating lease assets and liabilities was as follows (in thousands):

	March 31,	December 31,
	2022	2021
Balance Sheet
Assets:
Operating lease right-of-use assets	$24,592	$24,806
Liabilities:
Operating lease liabilities:
Accrued and other current liabilities (1)	$2,915	$2,810
Non-current lease liabilities	46,062	46,830

(1)
Includes current portion of operating lease liabilities.

The component of lease costs, which was included in operating expenses in the Company’s Condensed Consolidated Statements of Operations, was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$1,375	$1,742

During the three months ended March 31, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities was $2.0 million and $0.7 million, respectively, excluding the $0 and $5.9 million tenant improvement allowance received in 2022 and 2021, respectively. These amounts were included in net cash used in operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Future minimum lease payments under all noncancelable operating leases as of March 31, 2022 are as follows (in thousands):

Operating leases
Year ending December 31:
Remaining of fiscal year 2022	$5,525
2023	7,535
2024	7,741
2025	7,952
2026	8,170
Thereafter	36,517
Total minimum payments	73,440
Less: interest	(24,463)
Present value of lease liabilities	$48,977

As of March 31, 2022, the remaining lease term was 8.9 years and the operating discount rate used to determine the operating lease liability was 9.5%.

Legal Proceedings

The Company is involved in a consolidated securities class action (Homyk v. ChemoCentryx, Inc., 4:21-cv-03343-JST (N.D. Cal.)) and a shareholder derivative action (Napoli v. Schall, 3:22-cv-00499 (N.D. Cal)), as discussed in the Legal Proceedings section within this Quarterly Report on Form 10-Q. The shareholder derivative action is stayed pending entry of judgment in the consolidated securities class action. Given the early stage of these cases, the Company is unable to estimate a range of potential loss, if any.

8.
Related-Party Transactions

Vifor

Vifor held 5,194,085 shares of the Company’s common stock as of March 31, 2022. The Company has collaboration agreements with Vifor: the Avacopan Agreements and the CCX140 Agreements (each as described below). See “Note 2. Summary of Significant Accounting Policies – Concentration of Credit Risk” for additional information on accounts receivable balance due from Vifor.

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

In January 2022, the European Commission approved TAVNEOS in combination with a rituximab or cyclophosphamide regimen for the treatment of adult patients with severe active MPA or GPA. Accordingly, the Company achieved a $45.0 million regulatory milestone which the Company received in February 2022. Upon further achievement of certain regulatory and commercial milestones with TAVNEOS, the Company will receive additional payments of up to $385.0 million under the Avacopan Agreements. In addition, the Company will receive royalties, with rates ranging from the low teens to the mid-twenties, on future potential net sales of TAVNEOS by Vifor in the licensed territories.

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

As of March 31, 2022, the transaction price of $228.0 million comprised the following:

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
•
$45.0 million regulatory milestone payment achieved upon the European Commission approving TAVNEOS in combination with a rituximab or cyclophosphamide regimen for the treatment of adult patients with severe active MPA or GPA in 2022; and
•
$5.0 million non-refundable upfront payment under the Avacopan Letter Agreement.

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

For the three months ended March 31, 2022, the Company recognized $0.1 million of collaboration and license revenue under the Avacopan Agreements, as compared to $9.9 million during the same period in 2021.

Avacopan Commercial Supply Agreement

In October 2020, the Company entered into a Manufacturing and Supply Agreement with Vifor (the Avacopan Commercial Supply Agreement). Under the Avacopan Commercial Supply Agreement, the Company supplies and sells TAVNEOS to Vifor and its sublicensees for commercial use outside of the United States. Vifor will purchase TAVNEOS at a certain percentage mark up to the Company’s cost of goods, in accordance with the Avacopan Agreements. Vifor’s purchase of TAVNEOS is subject to certain binding forecast periods. The Avacopan Commercial Supply Agreement will expire upon the termination of the Avacopan Agreements or under certain circumstances as specified in the Avacopan Commercial Supply Agreement. In connection with the Avacopan Commercial Supply Agreement, the Company also entered into a letter agreement with Vifor, pursuant to which the $6.2 million previously received from Vifor under the CCX140 Agreement (discussed below) is creditable to Vifor’s purchase of TAVNEOS. For the three months ended March 31, 2022 and 2021, no product supply revenue was recognized under the Avacopan Commercial Supply Agreement.

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

As of March 31, 2022, the transaction price of $66.5 million comprised the following:

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

The Company fully recognized collaboration and license revenue under the CCX140 Agreements in 2021. Accordingly, no revenue was recognized during the three months ended March 31, 2022 compared to $0.3 million during the three months ended March 31, 2021.

The following table presents the contract assets and liabilities for all of the Company’s revenue contracts as of the following dates (in thousands):

	March 31,	December 31,
	2022	2021
Contract asset:
Accounts receivable	$29	$43
Contract liability:
Deferred revenue	$(80,803)	$(35,765)

During the three months ended March 31, 2022, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue recognized in the period from:
Amount included in contract liability at the beginning of the period	$—	$10,211
Performance obligations satisfied (or partially satisfied) in previous periods	$2,254	$8,443

9.
Government Grant

In September 2019, the Company was awarded a two-year $1.0 million grant from the orphan drug office of the U.S. Food and Drug Administration to support the clinical development of TAVNEOS in patients with the rare kidney disease complement 3 glomerulopathy (C3G). The grant was extended for an additional four months in August 2021 and the grant revenue was fully recognized in 2021. Accordingly, no revenue was recognized during the three months ended March 31, 2022 compared to $0.1 million in the same period of 2021. As of March 31, 2022 and December 31, 2021, $0 and $28,000 was recorded as accounts receivable, respectively.

10.
Stockholders’ Equity

Stock Options

During the three months ended March 31, 2022, the Company had the following activities under its equity incentive plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	5,641,782	6,767,895	$19.14
Shares authorized	—	—
Granted (1)	(1,624,830)	1,082,730	29.64
Exercised (2)	—	(604,083)	10.39
Forfeited and expired	145,939	(145,939)	41.27
Outstanding at March 31, 2022	4,162,891	7,100,603	$21.03	6.22	$74,672,588
Vested and expected to vest, net of estimated forfeiture at March 31, 2022		6,785,124	$20.36	6.08	$74,199,516
Exercisable at March 31, 2022		4,672,389	$13.93	4.73	$68,152,545

(1)
The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period with a 1.5 share ratio reduction to the reserve shares for each RSU or RSA grant in accordance with the amended and restated 2012 Equity Incentive Award Plan.
(2)
Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.

Restricted Stock

During the three months ended March 31, 2022, the activity for restricted stock is summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2021	413,510	$45.94
Granted	361,400	29.83
Vested	(199,484)	43.62
Unvested at March 31, 2022	575,426	$36.63

Stock-based Compensation

Total stock-based compensation expense was $9.4 million during the three months ended March 31, 2022, and $8.1 million during the same period ended March 31, 2021. As of March 31, 2022, $50.0 million, $15.2 million and $0.1 million of total unrecognized compensation expenses associated with outstanding employee stock options, unvested restricted stock, and the ESPP, net of estimated forfeitures, respectively, were expected to be recognized over a weighted-average period of 2.9, 2.8 and 0.1 years, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on March 1, 2022.

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
•
the anticipated impact of the ongoing pandemic of novel coronavirus disease 2019, or COVID-19, and its variants on our business, preclinical studies and clinical trials;
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
•
the global economic and political environments;
•
our financial performance; and
•
developments relating to our competitors and our industry.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

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

ChemoCentryx®, the ChemoCentryx logo and TAVNEOS® are our trademarks in the United States, the European Community, Australia and Japan. EnabaLink®and RAM® are our trademarks in the United States. Each of the other trademarks, trade names or service marks appearing in this Quarterly Report on Form 10-Q belongs to its respective holder.

Unless the context requires otherwise, in this Quarterly Report on Form 10-Q the terms “ChemoCentryx,” “we,” “us” and “our” refer to ChemoCentryx, Inc., a Delaware corporation, and our subsidiaries taken as a whole unless otherwise noted.

Overview

ChemoCentryx is a fully integrated United States biopharmaceutical company focused on the development and commercialization of new medications targeting inflammatory disorders, autoimmune diseases and cancer. We target the chemokine and chemoattractant systems to discover, develop and commercialize orally-administered therapies. In the U.S., we market TAVNEOS® (avacopan) as an adjunctive treatment for adult patients with severe active anti-neutrophil cytoplasmic autoantibody-associated vasculitis, or ANCA-associated vasculitis, specifically granulomatosis with polyangiitis, or GPA, and microscopic polyangiitis, or MPA, the two main forms of ANCA-associated vasculitis, in combination with standard therapy including glucocorticoids, and not for the elimination of glucocorticoid use.

In October 2021, we obtained regulatory approval and launched TAVNEOS in the U.S. for the treatment of an orphan disease called ANCA-associated vasculitis, leading to the recent grant of orphan drug marketing exclusivity for a period of seven years discussed further below. TAVNEOS also obtained regulatory approval in Japan for the treatment of patients with MPA and GPA in 2021. In January 2022, the European Commission approved TAVNEOS in combination with a rituximab or cyclophosphamide regimen for the treatment of adult patients with severe active GPA or MPA. TAVNEOS received marketing authorization in all member states of the EU, as well as in Iceland, Liechtenstein and Norway. Also, in January 2022, the FDA granted a seven-year orphan drug marketing exclusive approval for TAVNEOS which began on October 7, 2021, the date of approval of the NDA. We are required to assure the availability of sufficient quantities of TAVNEOS to meet the needs of patients to maintain exclusivity.

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

The two most common sub-types of ANCA-associated vasculitis are GPA and MPA. In GPA, small areas of inflammation called “granulomas” develop inside parts of the body. GPA typically involves the kidneys, lungs, ears, nose and throat. If a patient has GPA they may be at risk for serious complications, such as hearing loss, kidney damage, skin scarring, or blood clots. MPA also affects the lungs and kidneys. However, unlike GPA, a patient’s ears, nose and throat are less likely to be affected, and there is no granuloma formation.

We plan to capitalize on TAVNEOS’s potential to address multiple disease areas in the coming years. We consider TAVNEOS to be a ‘Pipeline in a Drug.’ We plan to continue or initiate clinical development in additional rare diseases, including severe hidradenitis suppurativa, or HS, complement 3 glomerulopathy, or C3G, and lupus nephritis, or LN.

Our goal is to change treatment paradigms in orphan and rare disease; specifically targeting the chronic inflammatory pathway while avoiding immuno-suppression. Each of our drug candidates and our first commercial drug product, TAVNEOS, are designed to selectively block a specific chemoattractant receptor. Separately, in our cancer program, we use a novel, orally-administered drug candidate, CCX559, designed to inhibit programmed death-ligand 1/programmed death protein 1, or PD-L1/PD-1, which we are developing for the treatment of a variety of cancers. Small molecule checkpoint inhibitors may have advantageous properties compared to approved monoclonal antibodies, such as better penetration into solid tumors, reduced immunogenicity, lack of Fc-mediated side effects, and the convenience of oral administration.

Highlights from our development pipeline include:

TAVNEOS® (avacopan):

•
We are also developing TAVNEOS for the treatment of severe HS. We reported initial topline data, including positive results in a subgroup analysis of patients with Hurley Stage III (considered to have severe HS) from the Phase II AURORA trial of TAVNEOS; however, the primary efficacy endpoint was not met in the overall study population. Pending interactions with regulatory agencies, we plan to advance TAVNEOS into Phase III clinical development for the treatment of severe HS in the second half of 2022.
•
We plan to develop TAVNEOS in additional complement-mediated renal indications, such as LN. We plan to initiate a clinical development program for TAVNEOS in LN in the second half of 2022, pending interaction with regulatory agencies.
•
We also reported initial topline data from the Phase II ACCOLADE trial of TAVNEOS for the treatment of patients with C3G. We plan to review data from the ACCOLADE trial with FDA in second half of 2022.

Immuno-Oncology

•
CCX559 is our orally-administered inhibitor for PD-L1/PD-1, which we are developing for the treatment of various cancers. This structurally novel small molecule displayed nanomolar potency and high selectivity for PD-L1. Results from in vitro studies suggested that CCX559 induced the dimerization and internalization of cell-surface PD-L1. CCX559, when orally administered in animal models, was observed to have anti-tumor activity, including the potential to induce complete responses. Safety pharmacology and toxicology studies in preclinical animal species supported the initiation of human trials in patients with advanced tumors. We initiated a Phase I dose escalation study of CCX559 in patients with advanced solid tumors in the second quarter of 2021. We plan to report initial data from this study in 2022 and initiate a Phase 1b/2 clinical study in selected patient populations in the second half of 2022.

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

•
Continue to develop CCX559, our orally-administered inhibitor for PD-L1/PD-1 for various cancers;
•
Develop and commercialize TAVNEOS for additional indications, including C3G, severe HS, and additional complement-mediated renal indications, such as LN, if approved;
•
Develop our drug candidates and establish collaborations with pharmaceutical and biotechnology companies to further develop and market our drug candidates; and
•
Discover and develop new drug candidates.

As of March 31, 2022, we had an accumulated deficit of $655.7 million. We expect to continue to incur net losses as we continue to commercialize TAVNEOS in the United States, develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, and expand our research and development activities, organization systems and facilities. Significant capital is required to commercialize a drug product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in significant judgments and estimates for our critical accounting policies during the three months ended March 31, 2022, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

Results of Operations

Revenue

We launched TAVNEOS and began commercial sales during the quarter ended December 31, 2021. Total revenue for the three months ended March 31, 2022, as compared to the same period in the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Product sales, net	$5,353	$—
Collaboration and license revenue from related party	106	10,223
Grant revenue	—	130
Total revenue	$5,459	$10,353
Dollar decrease	$(4,894)
Percentage decrease	(47%)

For the three months ended March 31, 2022, our revenue was primarily derived from TAVNEOS sales, as compared to the collaboration and license revenue generated in the same period of 2021 related to the Avacopan Agreements and the CCX140 Agreement, in each case, as amended, and the related letter agreements.

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

The decrease in total revenue from 2021 to 2022 for the three months ended March 31 was attributable to the $10.0 million milestone received in 2021 from Vifor for the February 2021 acceptance of the Japanese NDA, for TAVNEOS in the treatment of ANCA-associated vasculitis, which subsequently led to the September 2021 Japanese NDA approval of TAVNEOS. The impact of the increase in transaction price of the Avacopan Agreements from the $45.0 million non-refundable regulatory milestone received upon TAVNEOS approval in Europe during the first quarter of 2022 was offset by the impact of an increase in the estimated underlying development budget (which also occurred in the quarter ended March 31, 2022 but was unrelated to the increase in the transaction price) and therefore is currently estimated to be recognized over a four year period, subject to adjustment from time to time, as performance obligations under the Avacopan Agreements are fulfilled. This overall decrease in revenue was partially offset by U.S. TAVNEOS net sales in 2022.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We recognize all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three months ended March 31, 2022, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$17,476	$23,418
Dollar decrease	$(5,942)
Percentage decrease	(25%)

The decrease from 2021 to 2022 for the three months ended March 31 was primarily attributable to the manufacture of commercial drug supply which was accounted for as inventory in the first quarter of 2022 as compared to the same period of 2021 in which such costs were expensed in anticipation of the launch of TAVNEOS for the treatment of ANCA-associated vasculitis. Manufacturing costs associated with campaigns initiated prior to FDA approval were recorded as research and development expense. Lower Phase II related expenses due to the completion of the TAVNEOS AURORA Phase IIb clinical trial in patients with HS also contributed to the decrease. These decreases were partially offset by higher expenses, including those associated with the development of CCX559, our orally-available small molecule checkpoint (PD-L1/PD-1) inhibitor.

The following table summarizes our research and development expenses by stage of development (in thousands):

	Three Months Ended March 31,
	2022	2021
Phase I	$2,671	$17
Phase II	3,102	4,048
Phase III	7,487	10,910
Research and drug discovery	4,216	8,443
Total research and development expenses	$17,476	$23,418

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

Selling, general and administrative expenses

Total selling, general and administrative expenses for the three months ended March 31, 2022, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Selling, general and administrative	$26,011	$16,262
Dollar increase	$9,749
Percentage increase	60%

Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation and travel expenses, in executive, finance, commercial, business and corporate development and other administrative functions, as well as costs associated with the launch and commercialization of TAVNEOS. Other selling, general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, legal costs of pursuing patent protection of our intellectual property, and professional fees for auditing, tax, and legal services.

The increase from 2021 to 2022 for the three month period ended March 31 was primarily due to higher employee-related expenses and professional fees, including those associated with the U.S. launch and commercialization of TAVNEOS.

We anticipate that our selling, general and administrative expenses will increase substantially in the future primarily due to commercialization-related activities and personnel costs to support the commercialization of TAVNEOS as an adjunctive treatment for adult patients with severe active ANCA-associated vasculitis in the United States.

Other expense, net

Other expense, net primarily consists of interest income earned on our marketable securities and interest expense for our long-term debt. Total other expense, net for the three month period ended March 31, 2022, as compared to the same period in the prior year was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$222	$305
Interest expense	(597)	(689)
Total other expense, net	$(375)	$(384)
Dollar decrease	$(9)
Percentage decrease	(2%)

The decrease from total other expense, net from 2021 to 2022 for the three months ended March 31 was primarily due to less interest expense and less interest income earned from lower cash and investment balances.

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $372.9 million in cash, cash equivalents, restricted cash and investments. The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash provided by (used in)
Operating activities	$8,831	$(21,567)
Investing activities	$(21,337)	$60,668
Financing activities	$3,105	$(2,850)

Operating activities. Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2022, compared to $21.6 million cash used for the same period in 2021. This increase was primarily due to changes in working capital items.

Investing activities. Net cash used in or provided by investing activities for periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business.

Financing activities. Net cash provided by financing activities was $3.1 million for the three months ended March 31, 2022, compared to cash used in financing activities of $2.9 million for the same period in 2021. Net cash provided by financing activities for both periods presented included proceeds from the exercise of stock options and stock purchases from contributions to our amended and restated 2012 Employee Stock Purchase Plan, and cash used for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units.

As of March 31, 2022, we had borrowed $20.0 million under the Credit Facility with Hercules Capital, Inc., or Hercules. We made interest-only payments through June 2021 and the first principal and interest payment on July 1, 2021. The Credit Facility was subsequently amended in July 2021 and December 2021 to extend the interest-only payment period through August 2022, at which point we will be obligated to repay the principal balance and interest on the advances in equal monthly installments through December 2022. In January 2020, we entered into the Restated Credit Facility, which provides for borrowings of up to an additional $100.0 million in three tranches, subject to certain terms and conditions. As of March 31, 2022, we had borrowed $5.0 million under the Restated Credit Facility. With the FDA approval of TAVNEOS in October 2021, the interest-only payment period and the principal balance repayment period was extended through March 1, 2023 and February 1, 2025, respectively. We are obligated to pay an end of term charge of $1.3 million in December 2022. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

As of March 31, 2022, we had approximately $372.9 million in cash, cash equivalents, restricted cash and investments. We believe that our available cash, cash equivalents, restricted cash and investments will be sufficient to fund our anticipated level of operations and capital expenditures for at least 12 months following issuance of our financial statement. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the continuing sales of TAVNEOS as an adjunctive treatment for adult patients with severe active ANCA-associated vasculitis;
•
Vifor and any sublicensees’ ability to successfully commercialize and launch TAVNEOS and royalties therefrom;
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
•
delays that may be caused by regulatory timelines and outcomes;
•
the cost and timing of hiring new employees to support continued growth and expansion;
•
the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•
the cost and timing of procuring clinical and commercial supplies of our drug candidates and TAVNEOS;
•
the cost and effectiveness of sales, marketing and distribution functions; and
•
the extent to which we acquire or invest in businesses, drug candidates or products or technologies.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2022 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022, other than the following:

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Credit Facility and Restated Credit Facility. At March 31, 2022, borrowings under the Credit Facility totaled $20.0 million with an interest rate of 8.05%. Advances under the Credit Facility bear an interest rate equal to the greater of (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal, or Prime Rate, minus 4.75%, and (ii) 8.05%. We made interest-only payments on our borrowings under the Credit Facility through June 2021 and the first principal and interest payment on July 1, 2021. The Credit Facility was subsequently amended in July 2021 and December 2021 to extend the interest-only payment period through August 1, 2022, and will then repay the principal balance and interest on the advances in equal monthly installments through December 1, 2022.

In addition, borrowings under the Restated Credit Facility totaled $5.0 million at March 31, 2022 with an interest rate equal to the greater of (i) 8.50% plus the Prime Rate minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net TAVNEOS revenue levels. We are obligated to make interest-only payments on our borrowings under the Restated Credit Facility through February 1, 2023, and will then repay the principal balance and interest on the advances in equal monthly installments through February 1, 2025. If the total amounts outstanding under the Credit Facility and the Restated Credit Facility remained at this level for an entire year and the interest rates increased by 1%, our annual interest expense would increase by an additional $250,000. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2022, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its Chief Executive Officer were named as defendants in two putative shareholder class actions filed on May 5, 2021, and June 8, 2021, in the U.S. District Court for the Northern District of California. These cases have been consolidated into the lead case, Homyk v. ChemoCentryx, Inc., No. 4:21-cv-03343-JST (N.D. Cal.) (the “Homyk action”). The Homyk action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act in connection with statements regarding the New Drug Application, or NDA, for TAVNEOS, and the underlying Phase III clinical trial, seeking an award of damages, interest and attorneys’ fees. A lead plaintiff was selected on January 28, 2022, and a consolidated amended complaint was filed on March 28, 2022. The Company’s motion to dismiss these claims will be filed on May 19, 2022 and heard sometime after August 3, 2022, when the motion is fully briefed. In addition, the Company, the Board of Directors and certain of our officers were named as defendants in a putative shareholder derivative action filed on January 25, 2022, in the U.S. District Court for the Northern District of California, Napoli v. Schall, 3:22-cv-00499 (N.D. Cal) (the “Napoli action”). On March 11, 2022, the Court entered a stipulation staying the Napoli action until judgment is entered in the Homyk action. The Company plans to vigorously defend against both actions. Given the early stages of both cases, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from either litigation.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022, except the following:

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

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the shares of biotechnology and pharmaceutical companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in the “Risk Factors” section of our Annual Report on Form 10‐K for the fiscal year ended December 31, 2021, may cause the market price of the shares of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies generally experience significant share price volatility. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments. We are presently involved and may become involved in this type of litigation in the future. As of the date of this filing, a consolidated securities class action (Homyk v. ChemoCentryx, Inc., 4:21-cv-03343-JST (N.D. Cal.)) and a shareholder derivative action (Napoli v. Schall, 3:22-cv-00499 (N.D. Cal)) have been filed against us and/or certain of our officers and directors. The shareholder derivative action is stayed pending entry of judgment in the consolidated securities class action. Given the early stage of these cases, we are unable to estimate a range of potential loss. An unfavorable ruling in either lawsuit could have a materially adverse impact on us.

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

CHEMOCENTRYX, INC.

Date: May 10, 2022	/s/ Thomas J. Schall, Ph.D.

Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	/s/ Susan M. Kanaya

Susan M. Kanaya Executive Vice President, Chief Financial and Administrative Officer and Secretary (Principal Financial and Accounting Officer)