Form 10-Q
period 2022-06-30
ChemoCentryx, Inc.
filed 2022-08-08
CIK 1340652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 29, 2022 was 71,355,872.

CHEMOCENTRYX, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,396	$49,978
Short-term investments	284,219	214,514
Accounts receivable, net	4,759	411
Accounts receivable from related party	187	43
Inventory	5,474	851
Prepaid expenses and other current assets	6,137	3,380
Total current assets	345,172	269,177
Property and equipment, net	30,856	32,269
Long-term investments	17,551	97,856
Operating lease right-of-use assets	24,359	24,806
Other assets	1,452	1,544
Total assets	$419,390	$425,652
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,592	$6,746
Accrued and other current liabilities	27,744	26,358
Long-term debt, current	19,720	18,920
Deferred revenue from related party	21,022	10,993
Total current liabilities	76,078	63,017
Long-term debt, net	4,005	4,715
Non-current deferred revenue from related party	57,299	24,772
Non-current lease liabilities	45,243	46,830
Other non-current liabilities	235	198
Total liabilities	182,860	139,532
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 71,344,838 and 70,357,557 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	71	70
Additional paid-in capital	926,141	903,646
Note receivable	(16)	(16)
Accumulated other comprehensive loss	(2,310)	(483)
Accumulated deficit	(687,356)	(617,097)
Total stockholders’ equity	236,530	286,120
Total liabilities and stockholders’ equity	$419,390	$425,652

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product sales, net	$9,093	$—	$14,446	$—
Product supply sales to related party	866	—	$866	—
Collaboration and license revenue from related party	1,804	1,699	1,910	11,922
Grant revenue	—	114	—	244
Total revenue	11,763	1,813	17,222	12,166
Operating expenses:
Cost of sales	803	—	1,008	—
Research and development	14,355	20,853	31,831	44,271
Selling, general and administrative	28,179	19,698	54,190	35,960
Total operating expenses	43,337	40,551	87,029	80,231
Loss from operations	(31,574)	(38,738)	(69,807)	(68,065)
Other expense:
Interest income	509	224	731	529
Interest expense	(586)	(695)	(1,183)	(1,384)
Total other expense, net	(77)	(471)	(452)	(855)
Net loss	$(31,651)	$(39,209)	$(70,259)	$(68,920)
Net loss per common share
Basic and diluted net loss per common share	$(0.44)	$(0.56)	$(0.99)	$(0.99)
Shares used to compute basic and diluted net loss per common share	71,234	69,788	71,035	69,698

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(31,651)	$(39,209)	$(70,259)	$(68,920)
Unrealized loss on available-for-sale securities	(455)	(67)	(1,827)	(195)
Comprehensive loss	$(32,106)	$(39,276)	$(72,086)	$(69,115)

See accompanying notes.

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance as of March 31, 2022	71,142,102	$71	$916,224	$(16)	$(1,855)	$(655,705)	$258,719
Net loss	—	—	—	—	—	(31,651)	(31,651)
Unrealized loss on investments	—	—	—	—	(455)	—	(455)
Issuance of common stock under equity incentive and employee stock purchase plans	202,736	—	1,782	—	—	—	1,782
Employee stock-based compensation	—	—	7,872	—	—	—	7,872
Compensation expense related to options granted to consultants	—	—	263	—	—	—	263
Balance as of June 30, 2022	71,344,838	$71	$926,141	$(16)	$(2,310)	$(687,356)	$236,530

	Common Stock		Additional Paid-In	Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	70,357,557	$70	$903,646	$(16)	$(483)	$(617,097)	$286,120
Net loss	—	—	—	—	—	(70,259)	(70,259)
Unrealized loss on investments	—	—	—	—	(1,827)	—	(1,827)
Issuance of common stock upon net exercise of warrant	66,833	—	—	—	—	—	—
Issuance of common stock under equity incentive and employee stock purchase plans	1,006,303	1	8,060	—	—	—	8,061
Repurchased shares upon vesting of restricted stock units for tax withholdings	(85,855)	—	(3,126)	—	—	—	(3,126)
Employee stock-based compensation	—	—	17,054	—	—	—	17,054
Compensation expense related to options granted to consultants	—	—	507	—	—	—	507
Balance as of June 30, 2022	71,344,838	$71	$926,141	$(16)	$(2,310)	$(687,356)	$236,530

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

CHEMOCENTRYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(70,259)	$(68,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	17,561	15,783
Depreciation of property and equipment	2,041	1,120
Non-cash lease expense	448	1,165
Non-cash interest expense, net	1,698	1,771
Changes in assets and liabilities:
Accounts receivable, net	(4,348)	19
Accounts receivable from related party	(144)	(21)
Inventory	(4,623)	—
Prepaids and other current assets	(2,891)	994
Other assets	92	19
Accounts payable	846	2,636
Operating lease liabilities	(1,363)	8,094
Other liabilities	1,091	(214)
Deferred revenue from related party	42,556	(1,864)
Net cash used in operating activities	(17,295)	(39,418)
Investing activities
Purchases of property and equipment, net	(628)	(14,177)
Purchases of investments	(126,757)	(198,944)
Maturities of investments	134,128	299,555
Net cash provided by investing activities	6,743	86,434
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	8,096	3,165
Employees' tax withheld and paid for restricted stock units	(3,126)	(5,273)
Net cash provided by (used in) financing activities	4,970	(2,108)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,582)	44,908
Cash, cash equivalents and restricted cash at beginning of period	51,058	33,377
Cash, cash equivalents and restricted cash at end of period	$45,476	$78,285
Supplemental disclosures of cash flow information
Cash paid for interest	$986	$1,029
Right-of-use assets obtained in exchange for lease obligations	$1	$455
Purchases of property and equipment, net recorded in accounts payable and accrued liabilities	$—	$4,436

See accompanying notes.

CHEMOCENTRYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

For the three and six months ended June 30, 2022 and 2021, total revenue derived from the Company’s collaboration with Vifor (International) Ltd., and/or its affiliates, or collectively, Vifor, was 22.7%, 93.7%, 16.1% and 98.0%, respectively. Accounts receivable are typically unsecured and are concentrated within a few customers in the pharmaceutical industry and government sector. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies and government funded entities. The Company has not historically experienced any significant losses due to concentration of credit risk. Two customers represented 99% and 100% of the Company's accounts receivable at June 30, 2022 and December 31, 2021, respectively, and each of these customers represented 10% or greater of the Company's accounts receivable. For each of the three and six months ended June 30, 2022, these two customers represented 99% of the Company's product sales, net. The Company began commercializing TAVNEOS in the U.S. in October 2021 and had no product sales, net prior to October 2021.

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

For the three and six months ended June 30, 2022 and 2021, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Six Months Ended
	June 30,
	2022	2021
Options to purchase common stock, including purchases from contributions to ESPP	7,227	7,404
Restricted stock units	599	432
Restricted stock awards	33	15
Warrant to purchase common stock(1)	—	150
	7,859	8,001

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

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive loss. For the periods presented, other comprehensive loss consists of unrealized losses on the Company’s available-for-sale securities. For the three and six months ended June 30, 2022 and 2021, there were no sales of investments and therefore there were no reclassifications of comprehensive loss.

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

3.
Cash Equivalents, Restricted Cash and Investments

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$44,396	$49,978
Restricted cash included in Other assets	1,080	1,080
Total cash, cash equivalents and restricted cash	$45,476	$51,058

Restricted cash as of June 30, 2022 and December 31, 2021 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the lease of the Company’s facility in San Carlos, California. See “Note 7. Commitments” for additional information on this lease.

Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and investments at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$41,722	$—	$—	$41,722
U.S. treasury securities	97,758	—	(958)	96,800
Non-U.S. government securities	24,616	—	(248)	24,368
Commercial paper	77,750	—	—	77,750
Asset-backed securities	19,517	—	(213)	19,304
Corporate debt securities	84,439	—	(891)	83,548
Total available-for-sale securities	$345,802	$—	$(2,310)	$343,492

Classified as:
Cash equivalents				$41,722
Short-term investments				284,219
Long-term investments				17,551
Total available-for-sale securities				$343,492

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market fund	$41,960	$—	$—	$41,960
U.S. treasury securities	40,397	—	(160)	40,237
Government-sponsored agencies	16,821	—	(56)	16,765
Commercial paper	111,868	—	—	111,868
Asset-backed securities	39,988	—	(62)	39,926
Corporate debt securities	103,779	7	(212)	103,574
Total available-for-sale securities	$354,813	$7	$(490)	$354,330

Classified as:
Cash equivalents				$41,960
Short-term investments				214,514
Long-term investments				97,856
Total available-for-sale securities				$354,330

Cash equivalents in the tables above exclude cash of $2.7 million and $8.0 million as of June 30, 2022 and December 31, 2021, respectively. All available-for-sale securities held as of June 30, 2022 had contractual maturities of less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The Company applies the specific identification method to determine the cost basis of the securities sold. As of June 30, 2022, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors. To date, the Company has not recorded any impairment charges on marketable securities.

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

Recurring Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
Description	Level 1	Level 2	Level 3	Total
Money market fund	$41,722	$—	$—	$41,722
U.S. treasury securities	—	96,800	—	96,800
Non-U.S. government securities	—	24,368	—	24,368
Commercial paper	—	77,750	—	77,750
Asset-backed securities	—	19,304	—	19,304
Corporate debt securities	—	83,548	—	83,548
Total available-for-sale securities	$41,722	$301,770	$—	$343,492

	December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Money market fund	$41,960	$—	$—	$41,960
U.S. treasury securities	—	40,237	—	40,237
Government-sponsored agencies	—	16,765	—	16,765
Commercial paper	—	111,868	—	111,868
Asset-backed securities	—	39,926	—	39,926
Corporate debt securities	—	103,574	—	103,574
Total available-for-sale securities	$41,960	$312,370	$—	$354,330

During the three and six months ended June 30, 2022, there were no transfers between Level 1 and Level 2 financial assets. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

Other Fair Value Measurements

The carrying amount and estimated fair value of financial instruments not recorded at fair value at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30,		December 31,
	2022		2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$23,725	$25,271	$23,635	$25,046

(1)
Carrying amounts of long-term debt were net of unamortized debt discounts of $226 and $316 as of June 30, 2022 and December 31, 2021, respectively.

The fair value of the Company's long-term debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.

5.
Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Research and development related	$9,539	$11,309
Compensation related	6,737	8,350
Consulting and professional services	1,329	1,348
Current portion of operating lease liability	3,035	2,810
End of term charge on the long-term debt	1,196	1,151
Commercial manufacturing related	3,013	—
Other	2,895	1,390
	$27,744	$26,358

6.
Long-term Debt

In December 2017, the Company entered into a Loan and Security Agreement, with Hercules Capital, Inc. (Hercules), pursuant to which term loans in an aggregate principal amount of up to $50.0 million (as amended, the Credit Facility) were available to the Company. As of June 30, 2022, the Company had borrowed $20.0 million under the Credit Facility, with an interest rate of 8.05% per annum and the remaining available amount had expired. Advances under the Credit Facility bear an interest rate equal to the greater of either (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal (the Prime Rate) minus 4.75%, and (ii) 8.05%. The Company made interest-only payments through June 2021 and the first principal and interest payment on July 1, 2021. The Credit Facility was subsequently amended in July 2021 and December 2021 to extend the interest-only payment period through August 1, 2022, and at which point the Company will then be obligated to repay the principal balance and interest on the advances in equal monthly installments through December 1, 2022. The Company is obligated to pay an end of term charge of $1.3 million in December 2022.

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

Under the Restated Credit Facility, the Company borrowed $5.0 million from the first tranche with an interest rate of 8.50% per annum as of June 30, 2022. Advances under the Restated Credit Facility bear an initial interest rate equal to the greater of either (i) 8.50% plus the Prime Rate minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net TAVNEOS revenue levels. For advances under the Restated Credit Facility, the Company was required to make interest only payments through September 1, 2022 and repay the principal balance and interest on the advances in equal monthly installments through February 1, 2024. However, upon satisfaction of certain conditions, the interest-only payment period and the principal balance repayment period may be extended. With the FDA approval of TAVNEOS in October 2021, the interest-only payment period and the principal balance repayment period was extended through March 1, 2023 and February 1, 2025, respectively. In addition, the Company will pay an end of term charge of 7.15% of the aggregate amount of the advances under the Restated Credit Facility in February 2025.

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

As of June 30, 2022, the Company had outstanding borrowings under the Amended Loan Agreement of $23.7 million, net of discounts of $0.2 million. Future minimum principal payments, which exclude the end of term charge, as of June 30, 2022 are as follows (in thousands):

Amounts
Year ending December 31:
Remaining of fiscal year 2022	$18,951
2023	1,979
2024	2,566
2025	455
Total minimum payments	23,951
Less: amount representing debt discount	(226)
Present value of remaining debt payments	23,725
Less: current portion	(19,720)
Non-current portion	$4,005

7.
Commitments

Purchase Obligations

The Company has entered into noncancelable agreements with vendors to secure raw materials and contract manufacturing organizations (CMOs) to manufacture its commercial supply of TAVNEOS. Some of these agreements contain binding commitment provisions for orders placed under purchase orders and forecasted quantities within a specified time frame. As of June 30, 2022, the Company’s noncancelable contractual obligations under these terms of the agreements are approximately $11.6 million. The Company enters into contracts in the normal course of business with CROs for clinical trials and with vendors for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the purchase obligations above.

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

The Company was provided a tenant improvement allowance of $15.4 million plus an additional allowance of $4.8 million for the same. The additional allowance is repaid by the Company as additional rent in equal monthly payments at a rate of 7% per annum through the initial term of the lease. As of June 30, 2022, the Company received total tenant improvement allowance of $20.2 million. The Company has the right to sublease the facility, subject to landlord consent.

The balance sheet classification of the Company’s operating lease assets and liabilities was as follows (in thousands):

	June 30,	December 31,
	2022	2021
Balance Sheet
Assets:
Operating lease right-of-use assets	$24,359	$24,806
Liabilities:
Operating lease liabilities:
Accrued and other current liabilities (1)	$3,035	$2,810
Non-current lease liabilities	45,243	46,830

(1)
Includes current portion of operating lease liabilities.

The component of lease costs, which was included in operating expenses in the Company’s Condensed Consolidated Statements of Operations, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$1,375	$1,740	$2,750	$3,482

During the six months ended June 30, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities was $4.0 million and $2.0 million, respectively, excluding the $0 and $7.7 million tenant improvement allowance received in 2022 and 2021, respectively. These amounts were included in net cash used in operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Future minimum lease payments under all noncancelable operating leases as of June 30, 2022 are as follows (in thousands):

Operating leases
Year ending December 31:
Remaining of fiscal year 2022	$3,683
2023	7,535
2024	7,741
2025	7,952
2026	8,170
Thereafter	36,517
Total minimum payments	71,598
Less: interest	(23,320)
Present value of lease liabilities	$48,278

As of June 30, 2022, the remaining lease term was 8.7 years and the operating discount rate used to determine the operating lease liability was 9.5%.

Legal Proceedings

The Company and its Chief Executive Officer were named as defendants in two putative shareholder class actions filed on May 5, 2021, and June 8, 2021, in the U.S. District Court for the Northern District of California. These cases have been consolidated into the lead case, Homyk v. ChemoCentryx, Inc., No. 4:21-cv-03343-JST (N.D. Cal.) (the “Homyk action”). The Homyk action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act in connection with statements regarding the New Drug Application, or NDA, for TAVNEOS, and the underlying Phase III clinical trial, seeking an award of damages, interest and attorneys’ fees. A lead plaintiff was selected on January 28, 2022, and a consolidated amended complaint was filed on March 28, 2022. The Company has moved to dismiss these claims and expects the motion to be heard sometime after August 12, 2022. In addition, the Company, the Board of Directors and certain of our officers were named as defendants in a putative shareholder derivative action filed on January 25, 2022, in the U.S. District Court for the Northern District of California, Napoli v. Schall, 3:22-cv-00499 (N.D. Cal) (the “Napoli action”). On March 11, 2022, the Court entered a stipulation staying the Napoli action until judgment is entered in the Homyk action. The Company plans to vigorously defend against both actions. Given the early stages of both cases, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from either litigation.

8.
Related-Party Transactions

Vifor

Vifor held 5,194,085 shares of the Company’s common stock as of June 30, 2022. The Company has collaboration agreements with Vifor: the Avacopan Agreements and the CCX140 Agreements (each as described below). See “Note 2. Summary of Significant Accounting Policies – Concentration of Credit Risk” for additional information on accounts receivable balance due from Vifor.

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

As of June 30, 2022, the transaction price of $228.0 million comprised the following:

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

For the three and six months ended June 30, 2022, the Company recognized $1.6 million and $1.7 million, respectively, of collaboration and license revenue under the Avacopan Agreements, as compared to $1.2 and $11.1 million, respectively, during the same periods in 2021.

Avacopan Commercial Supply Agreement

In October 2020, the Company entered into a Manufacturing and Supply Agreement with Vifor (the Avacopan Commercial Supply Agreement). Under the Avacopan Commercial Supply Agreement, the Company supplies and sells TAVNEOS to Vifor and its sublicensees for commercial use outside of the United States. Vifor will purchase TAVNEOS at a certain percentage mark up to the Company’s cost of goods, in accordance with the Avacopan Agreements. Vifor’s purchase of TAVNEOS is subject to certain binding forecast periods. The Avacopan Commercial Supply Agreement will expire upon the termination of the Avacopan Agreements or under certain circumstances as specified in the Avacopan Commercial Supply Agreement. In connection with the Avacopan Commercial Supply Agreement, the Company also entered into a letter agreement with Vifor, pursuant to which the $6.2 million previously received from Vifor under the CCX140 Agreement (discussed below) is creditable to Vifor’s purchase of TAVNEOS. During the three and six months ended June 30, 2022, the Company recognized $0.9 million of product supply revenue under the Avacopan Commercial Supply Agreement. There was no such product supply revenue for the three and six months ended June 30, 2021.

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

As of June 30, 2022, the transaction price of $66.5 million comprised the following:

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

The Company fully recognized collaboration and license revenue under the CCX140 Agreements in 2021. Accordingly, no revenue was recognized during the three and six months ended June 30, 2022 compared to $0.5 million and $0.8 million during the three and six months ended June 30, 2021.

The following table presents the contract assets and liabilities for all of the Company’s revenue contracts as of the following dates (in thousands):

	June 30,	December 31,
	2022	2021
Contract asset:
Accounts receivable	$187	$43
Contract liability:
Deferred revenue	$(78,321)	$(35,765)

During the three and six months ended June 30, 2022, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Revenue recognized in the period from:
Amount included in contract liability at the beginning of the period	$2,483	$2,483
Performance obligations satisfied (or partially satisfied) in previous periods	$—	$2,254

9.
Government Grant

In September 2019, the Company was awarded a two-year $1.0 million grant from the orphan drug office of the U.S. Food and Drug Administration to support the clinical development of TAVNEOS in patients with the rare kidney disease complement 3 glomerulopathy (C3G). The grant was extended for an additional four months in August 2021 and the grant revenue was fully recognized in 2021. Accordingly, no revenue was recognized during the three and six months ended June 30, 2022 compared to $0.1 million and $0.2 million in the same periods of 2021. As of June 30, 2022 and December 31, 2021, $0 and $28,000 was recorded as accounts receivable, respectively.

10.
Stockholders’ Equity

Stock Options

During the six months ended June 30, 2022, the Company had the following activities under its equity incentive plans:

	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	5,641,782	6,767,895	$19.14
Shares authorized	—	—
Granted (1)	(2,098,105)	1,402,398	27.94
Exercised (2)	—	(693,988)	10.47
Forfeited and expired	256,874	(256,874)	43.56
Outstanding at June 30, 2022	3,800,551	7,219,431	$20.81	6.08	$72,849,218
Vested and expected to vest, net of estimated forfeiture at June 30, 2022		6,904,798	$20.25	5.94	$72,382,158
Exercisable at June 30, 2022		4,733,359	$14.10	4.58	$67,465,870

(1)
The difference between shares granted in the number of shares available for grant and outstanding options represents the RSUs and RSAs granted for the period with a 1.5 share ratio reduction to the reserve shares for each RSU or RSA grant in accordance with the amended and restated 2012 Equity Incentive Award Plan.
(2)
Shares presented as available for grant represents shares repurchased for tax withholding upon vesting of RSUs.

Restricted Stock

During the six months ended June 30, 2022, the activity for restricted stock is summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2021	413,510	$45.94
Granted	463,803	28.29
Vested	(245,840)	37.28
Unvested at June 30, 2022	631,473	$36.34

Stock-based Compensation

Total stock-based compensation expense was $8.1 million and $17.6 million during the three and six months ended June 30, 2022, and $7.7 million and $15.8 million during the same periods ended June 30, 2021. As of June 30, 2022, $49.3 million, $15.4 million and $0.2 million of total unrecognized compensation expenses associated with outstanding employee stock options, unvested restricted stock, and the ESPP, net of estimated forfeitures, respectively, were expected to be recognized over a weighted-average period of 2.8, 2.6 and 0.4 years, respectively.

11.
Subsequent Event

On August 3, 2022, the Company entered into an Agreement and Plan of Merger with Amgen Inc. (Amgen) under which Amgen will acquire the Company for $52.00 per share in cash, representing an enterprise value of approximately $3.7 billion. The transaction is subject to the Company's stockholder approval, regulatory approvals and other customary closing conditions, and is expected to close in the fourth quarter of 2022.

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
•
the global supply chain disruptions;
•
the significant adverse effects of inflation and prices on our business;
•
our financial performance; and
•
developments relating to our competitors and our industry.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those included herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

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

In October 2021, we obtained regulatory approval and launched TAVNEOS in the U.S. for the treatment of an orphan disease called ANCA-associated vasculitis, leading to the grant of orphan drug marketing exclusivity for a period of seven years discussed further below. TAVNEOS also obtained regulatory approval in Japan for the treatment of patients with MPA and GPA in 2021. In January 2022, the European Commission approved TAVNEOS in combination with a rituximab or cyclophosphamide regimen for the treatment of adult patients with severe active GPA or MPA. TAVNEOS received marketing authorization in all member states of the EU, as well as in Iceland, Liechtenstein and Norway. Also, in January 2022, the FDA granted a seven-year orphan drug marketing exclusive approval for TAVNEOS which began on October 7, 2021, the date of approval of the NDA. We are required to assure the availability of sufficient quantities of TAVNEOS to meet the needs of patients to maintain exclusivity. In addition, TAVNEOS was approved in Canada in April 2022 and in the United Kingdom in May 2022.

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

Our goal is to change treatment paradigms in orphan and rare disease; specifically targeting the chronic inflammatory pathway while avoiding immuno-suppression. The majority of our drug candidates and our first commercial drug product, TAVNEOS, are designed to selectively block a specific chemoattractant receptor. Separately, in our cancer program, we use a novel, orally-administered drug candidate, CCX559, designed to inhibit programmed death-ligand 1/programmed death protein 1, or PD-L1/PD-1, which we are developing for the treatment of a variety of cancers. Small molecule checkpoint inhibitors may have advantageous properties compared to approved monoclonal antibodies, such as better penetration into solid tumors, reduced immunogenicity, lack of Fc-mediated side effects, and the convenience of oral administration.

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
•
We plan to develop TAVNEOS in additional complement-mediated renal indications, such as LN. We plan to initiate a clinical development program for TAVNEOS in LN in the first quarter of 2023, pending interaction with regulatory agencies.
•
We also reported initial topline data from the Phase II ACCOLADE trial of TAVNEOS for the treatment of patients with C3G. We plan to review data from the ACCOLADE trial with FDA in second half of 2022.

Immuno-Oncology

•
CCX559 is our orally-administered inhibitor for PD-L1/PD-1, which we are developing for the treatment of various cancers. This structurally novel small molecule displayed nanomolar potency and high selectivity for PD-L1. Results from in vitro studies suggested that CCX559 induced the dimerization and internalization of cell-surface PD-L1. CCX559, when orally administered in animal models, was observed to have anti-tumor activity, including the potential to induce complete responses. We plan to initiate a Phase Ib/II clinical study in selected patient populations in early 2023.

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
•
Develop and, if approved, commercialize TAVNEOS for additional indications, including C3G, severe HS, and additional complement-mediated renal indications, such as LN;
•
Develop our drug candidates and establish collaborations with pharmaceutical and biotechnology companies to further develop and market certain drug candidates; and
•
Discover and develop new drug candidates.

As of June 30, 2022, we had an accumulated deficit of $687.4 million. We expect to continue to incur net losses as we continue to commercialize TAVNEOS in the United States, develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, and expand our research and development activities, organization systems and facilities. Significant capital is required to commercialize a drug product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

COVID-19

In December 2019, a disease caused by a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus has spread globally, including countries in which we have active clinical trial sites or contract manufacturing sites. The length of the pandemic and its related restrictions and their consequences for us remain subject to a number of risks and uncertainties, including disease resurgence and variants. We experienced a delay in topline clinical data from our ongoing AURORA trial to the fourth quarter of 2020, due to COVID-19, impacting certain sites where the trial was being conducted. We do not currently anticipate any material delays in our commercial production of TAVNEOS nor are we currently anticipating any material disruption in our clinical drug supply as a result of the pandemic. COVID-19 has also altered factors that impact the healthcare system, including patient appointments, safety precautions, healthcare practice staffing, and healthcare professional availability. These changes to the healthcare system may impact commercialization. However, the pandemic continues to be unpredictable, and impacts may not be foreseeable or expected.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in significant judgments and estimates for our critical accounting policies during the six months ended June 30, 2022, as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

Results of Operations

Revenue

We launched TAVNEOS and began commercial sales during the quarter ended December 31, 2021. We also earned revenue from selling TAVNEOS under our commercial supply agreement with Vifor. Total revenue for the three and six months ended June 30, 2022, as compared to the same periods in the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product sales, net	$9,093	$—	$14,446	$—
Product supply sales to related party	866	—	866	—
Collaboration and license revenue from related party	1,804	1,699	1,910	11,922
Grant revenue	—	114	—	244
Total revenue	$11,763	$1,813	$17,222	$12,166
Dollar increase	$9,950		$5,056
Percentage increase	549%		42%

For the three and six months ended June 30, 2022, our revenue was primarily derived from TAVNEOS sales, as compared to the collaboration and license revenue generated in the same periods of 2021 related to the Avacopan Agreements and the CCX140 Agreement, in each case, as amended, and the related letter agreements.

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

The decreases in collaboration and license revenue from 2021 to 2022 for the six months ended June 30 was attributable to the $10.0 million milestone received in 2021 from Vifor for the February 2021 acceptance of the Japanese NDA, for TAVNEOS in the treatment of ANCA-associated vasculitis, which subsequently led to the September 2021 Japanese NDA approval of TAVNEOS. The impact of the increase in transaction price of the Avacopan Agreements from the $45.0 million non-refundable regulatory milestone received upon TAVNEOS approval in Europe during the first quarter of 2022 was offset by the impact of an increase in the estimated underlying development budget (which also occurred in the first quarter of 2022 but was unrelated to the increase in the transaction price) and therefore is currently estimated to be recognized over a four year period, subject to adjustment from time to time, as performance obligations under the Avacopan Agreements are fulfilled.

Research and development expenses

Research and development expenses represent costs incurred to conduct basic research, discovery and development of novel small molecule therapeutics, development of our suite of proprietary drug discovery technologies, preclinical studies and clinical trials of our drug candidates. We recognize all research and development expenses as they are incurred. These expenses consist primarily of salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities, laboratory consumables, and allocated facility costs. Total research and development expenses for the three and six months ended June 30, 2022, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$14,355	$20,853	$31,831	$44,271
Dollar decrease	$(6,498)		$(12,440)
Percentage decrease	(31%)		(28%)

The decrease from 2021 to 2022 for the three and six months ended June 30 was primarily attributable to the manufacturing costs arising from validation activities in support of NDA filing of TAVNEOS for the treatment of ANCA-associated vasculitis in 2021. Manufacturing validation costs and manufacturing costs associated with campaigns initiated prior to FDA approval of TAVNEOS were recorded as research and development expense. Lower Phase II related expenses due to the completion of the TAVNEOS AURORA Phase IIb clinical trial in patients with HS also contributed to the decrease in research and development expense in 2022. These decreases were partially offset by costs associated with the development of CCX559, our orally-available small molecule checkpoint (PD-L1/PD-1) inhibitor.

The following table summarizes our research and development expenses by stage of development (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Phase I	$2,354	$6,045	$(3,691)	(61%)	$5,025	$6,062	$(1,037)	(17%)
Phase II	1,371	3,475	(2,104)	(61%)	4,473	7,523	(3,050)	(41%)
Phase III	5,643	8,477	(2,834)	(33%)	13,130	19,387	(6,257)	(32%)
Research and drug discovery	4,987	2,856	2,131	75%	9,203	11,299	(2,096)	(19%)
Total research and development expenses	$14,355	$20,853	$(6,498)	(31%)	$31,831	$44,271	$(12,440)	(28%)

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

Selling, general and administrative expenses

Total selling, general and administrative expenses for the three and six months ended June 30, 2022, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling, general and administrative	$28,179	$19,698	$54,190	$35,960
Dollar increase	$8,481		$18,230
Percentage increase	43%		51%

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

The increase from 2021 to 2022 for the three and six month periods ended June 30 were primarily due to higher employee-related expenses and professional fees, including those associated with the U.S. launch and commercialization of TAVNEOS.

We anticipate that our selling, general and administrative expenses will increase substantially in the future primarily due to commercialization-related activities and personnel costs to support the commercialization of TAVNEOS as an adjunctive treatment for adult patients with severe active ANCA-associated vasculitis in the United States.

Other expense, net

Other expense, net primarily consists of interest income earned on our marketable securities and interest expense for our long-term debt. Total other expense, net for the three and six month periods ended June 30, 2022, as compared to the same periods in the prior year were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$509	$224	$731	$529
Interest expense	(586)	(695)	(1,183)	(1,384)
Total other expense, net	$(77)	$(471)	$(452)	$(855)
Dollar decrease	$(394)		$(403)
Percentage decrease	(84%)		(47%)

The decrease from total other expense, net from 2021 to 2022 for the three and six months ended June 30 were primarily due to lower interest expense and higher interest income earned from cash and investment at higher rate of return.

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $347.2 million in cash, cash equivalents, restricted cash and investments. The following table shows a summary of our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash provided by (used in)
Operating activities	$(17,295)	$(39,418)
Investing activities	$6,743	$86,434
Financing activities	$4,970	$(2,108)

Operating activities. Net cash used in operating activities was $17.3 million for six months ended June 30, 2022, compared to $39.4 million for the same period in 2021. This decrease was primarily due to the milestone payment of $45.0 million received from our collaboration partner, Vifor, during the period, partially offset by changes to working capital items.

Investing activities. Net cash used in or provided by investing activities for periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business.

Financing activities. Net cash provided by financing activities was $5.0 million for the six months ended June 30, 2022, compared to cash used in financing activities of $2.1 million for the same period in 2021. Net cash provided by financing activities for both periods presented included proceeds from the exercise of stock options and stock purchases from contributions to our amended and restated 2012 Employee Stock Purchase Plan, and cash used for tendered ChemoCentryx, Inc. common stock to satisfy employee tax withholding requirements upon vesting of restricted stock units.

As of June 30, 2022, we had borrowed $20.0 million under the Credit Facility with Hercules Capital, Inc., or Hercules. We made interest-only payments through June 2021 and the first principal and interest payment on July 1, 2021. The Credit Facility was subsequently amended in July 2021 and December 2021 to extend the interest-only payment period through August 2022, at which point we will be obligated to repay the principal balance and interest on the advances in equal monthly installments through December 2022. In January 2020, we entered into the Restated Credit Facility, which provides for borrowings of up to an additional $100.0 million in three tranches, subject to certain terms and conditions. As of June 30, 2022, we had borrowed $5.0 million under the Restated Credit Facility. With the FDA approval of TAVNEOS in October 2021, the interest-only payment period and the principal balance repayment period was extended through March 1, 2023 and February 1, 2025, respectively. We are obligated to pay an end of term charge of $1.3 million in December 2022. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

As of June 30, 2022, we had approximately $346.2 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations and capital expenditures for at least 12 months following issuance of our financial statement. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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
•
significant adverse changes in inflation and prices; and
•
the extent to which we acquire or invest in businesses, drug candidates or products or technologies.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2022 have not changed significantly from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022, other than the following:

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Credit Facility and Restated Credit Facility. At June 30, 2022, borrowings under the Credit Facility totaled $20.0 million with an interest rate of 8.05%. Advances under the Credit Facility bear an interest rate equal to the greater of (i) 8.05% plus the prime rate as reported from time to time in The Wall Street Journal, or Prime Rate, minus 4.75%, and (ii) 8.05%. We made interest-only payments on our borrowings under the Credit Facility through June 2021 and the first principal and interest payment on July 1, 2021. The Credit Facility was subsequently amended in July 2021 and December 2021 to extend the interest-only payment period through August 1, 2022, and will then repay the principal balance and interest on the advances in equal monthly installments through December 1, 2022.

In addition, borrowings under the Restated Credit Facility totaled $5.0 million at June 30, 2022 with an interest rate equal to the greater of (i) 8.50% plus the Prime Rate minus 5.25%, and (ii) 8.50%, which may be reduced upon the Company achieving certain cumulative net TAVNEOS revenue levels. We are obligated to make interest-only payments on our borrowings under the Restated Credit Facility through February 1, 2023, and will then repay the principal balance and interest on the advances in equal monthly installments through February 1, 2025. If the total amounts outstanding under the Credit Facility and the Restated Credit Facility remained at this level for an entire year and the interest rates increased by 1%, our annual interest expense would increase by an additional $250,000. See “Note 6. Long-term Debt” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2022, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its Chief Executive Officer were named as defendants in two putative shareholder class actions filed on May 5, 2021, and June 8, 2021, in the U.S. District Court for the Northern District of California. These cases have been consolidated into the lead case, Homyk v. ChemoCentryx, Inc., No. 4:21-cv-03343-JST (N.D. Cal.) (the “Homyk action”). The Homyk action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act in connection with statements regarding the New Drug Application, or NDA, for TAVNEOS, and the underlying Phase III clinical trial, seeking an award of damages, interest and attorneys’ fees. A lead plaintiff was selected on January 28, 2022, and a consolidated amended complaint was filed on March 28, 2022. The Company has moved to dismiss these claims and expects the motion to be heard sometime after August 12, 2022. In addition, the Company, the Board of Directors and certain of our officers were named as defendants in a putative shareholder derivative action filed on January 25, 2022, in the U.S. District Court for the Northern District of California, Napoli v. Schall, 3:22-cv-00499 (N.D. Cal) (the “Napoli action”). On March 11, 2022, the Court entered a stipulation staying the Napoli action until judgment is entered in the Homyk action. The Company plans to vigorously defend against both actions. Given the early stages of both cases, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from either litigation.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022, except the following:

Inflation could adversely affect our business and results of operations.

While inflation in the United States has been relatively low in recent years, during 2021 and 2022, the economy in the United States encountered a material level of inflation. The impact of COVID-19, geopolitical developments such as the Russia-Ukraine conflict and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding COVID-19, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

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

CHEMOCENTRYX, INC.

Date: August 8, 2022	/s/ Thomas J. Schall, Ph.D.

Thomas J. Schall, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	/s/ Susan M. Kanaya

Susan M. Kanaya Executive Vice President, Chief Financial and Administrative Officer and Secretary (Principal Financial Officer)

Date: August 8, 2022	/s/ Yi Ching Yau

Yi Ching Yau Senior Vice President Finance and Principal Accounting Officer